Form 10-Q
period 2003-11-30
EVERGREEN HOLDINGS INC
filed 2004-01-15
CIK 1263810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 2003

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to ________



                      COMMISSION FILE NUMBER: 333-109667-04

                            EVERGREEN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                    OREGON                             91-1797880
       (State or other jurisdiction of       (IRS Employer Identification No.)
        incorporation or organization)

   3850 THREE MILE LANE, McMINNVILLE, OREGON            97128-9496
    (Address of principal executive offices)            (Zip Code)

                                 (503) 472-9361
              (Registrant's telephone number, including area code)

                                      NONE
             (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /_/ No /X/

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /_/ No /X/


         Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                           Outstanding as of November 30, 2003
  Common stock, no par value                         10,054,749 shares

                            EVERGREEN HOLDINGS, INC
                                     INDEX
                                                                           PAGE
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

           Consolidated Balance Sheet - November 30, 2003 and
           February 28, 2003...............................................  1

           Consolidated Statements of Operations - Three Months and Nine
           Months Ended November 30, 2003 and 2002.........................  2

           Consolidated Statements of Cash Flows - Nine Months Ended
           November 30, 2003 and November 30, 2002.........................  3

           Notes to Consolidated Financial Statements......................  4

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 23

         Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk....................................................... 42

         Item 4.  Controls and Procedures.................................. 43


Part II. Other Information

         Item 1.  Legal Proceedings........................................ 44

         Item 6.  Exhibits and Reports on Form 8-K......................... 45

                                              PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  NOVEMBER 30, 2003 AND FEBRUARY 28, 2003
                                     (In thousands, except share data)

                                                                            Unaudited       February
                                                                          November 30,     28, 2003
                                                                              2003
                                                                         ------------------------------
 Current assets:
    Cash                                                                       $   707           5,638
     Accounts receivable, less allowances of $28,560 and
       $33,516 for doubtful accounts
         Trade                                                                  43,527          51,907

         Other                                                                   3,949           3,667

     Current portion of notes receivable from affiliate                          1,700               -

     Inventories                                                                18,334          17,786

     Prepaid expenses and other assets                                           6,315           3,746

     Deferred tax asset                                                         10,443          10,444
                                                                         --------------  --------------
         Total current assets                                                   84,975          93,188

     Assets held for sale                                                        6,942           6,968

     Notes receivable from affiliates                                           16,711          18,150

     Property and equipment, net                                               548,121         553,736

     Other assets                                                               33,631          14,566

     Goodwill                                                                    5,494           5,494
                                                                         --------------  --------------
         Total assets                                                         $695,874        $692,102
                                                                         ==============  ==============
                                         LIABILITIES
 Current liabilities:
     Current portion of long-term debt                                        $ 12,531         285,403

     Accounts payable                                                           49,868          64,047

     Accrued liabilities                                                        18,512          18,759

     Accrued interest                                                            2,011           1,857

     Income taxes payable                                                          686           1,252
                                                                         --------------  --------------
         Total current liabilities                                              83,608         371,318

 Long-term debt                                                                298,776          18,455

 Deferred income and other                                                         378             495

 Deferred tax liabilities                                                      109,326         106,400
                                                                         --------------  --------------
         Total liabilities                                                   $ 492,088        $496,668
                                                                         --------------  --------------

 Commitments and contingencies (Notes 4 and 5)

                                     STOCKHOLDERS' EQUITY
 Stockholders' equity:
     Common stock, no par value; 20,000,000 shares authorized,
     10,054,749 issued and outstanding                                           7,568           7,568

     Retained earnings                                                         196,218         187,866
                                                                         --------------  --------------
         Total stockholders' equity                                            203,786         195,434
                                                                         --------------  --------------
                          Total liabilities and stockholders' equity          $695,874        $692,102
                                                                         ==============  ==============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                        EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             For the Three and Nine Months Ended November 30, 2003 and 2002
                                                       (UNAUDITED)
                                                     (In thousands)


                                                       Three Months Ended                 Nine Months Ended
                                                 --------------------------------  --------------------------------
                                                   November 30,     November 30,     November 30,    November 30,
                                                       2003             2002             2003            2002
                                                 ------------------------------------------------------------------
 Operating revenues:
 Flight revenue                                        $  97,542      $  119,077        $  304,430      $  310,217
 Sales of aircraft, parts, and other assets                3,351           2,985            11,390           9,450
 Ground logistics services                                24,213          28,539            74,450          82,724
 Support services and other                                9,055          10,612            29,032          26,649
                                                 ---------------- ---------------  ---------------- ---------------
 Total operating revenues                                134,161         161,213           419,302         429,040
                                                 ---------------- ---------------  ---------------- ---------------

 Operating expenses:
 Flight costs                                             18,617          16,809            58,556          52,498
 Fuel                                                     25,099          32,390            76,283          80,413
 Maintenance                                              18,490          20,031            52,238          51,138
 Aircraft and equipment                                   12,855          11,905            37,810          33,177
 Costs of sales of aircraft, parts, and other
 property and equipment                                    1,434           2,114             8,290           6,943
 Costs of ground logistics services                       22,454          23,711            66,660          70,571
 Other support costs                                      10,203          11,766            28,746          26,313
 Selling, general, and administrative                     14,960          17,030            52,980          47,196
                                                 ---------------- ---------------  ---------------- ---------------
 Total operating expenses                                124,112         135,756           381,563         368,249
                                                 ---------------- ---------------  ---------------- ---------------

 Income from operations                                   10,049          25,457            37,739          60,791
                                                 ---------------- ---------------  ---------------- ---------------

 Interest income (expense):
 Interest expense                                         (8,796)         (7,793)          (27,268)        (22,842)
 Other income (expense), net                                 (63)             64             4,258           1,793
                                                 ---------------- ---------------  ---------------- ---------------
 Other expense, net                                       (8,859)         (7,729)          (23,010)        (21,049)
                                                 ---------------- ---------------  ---------------- ---------------

 Income before minority interest and income
 taxes                                                     1,190          17,728            14,729          39,742
 Minority interest                                          (284)           (168)             (780)           (693)
                                                 ---------------- ---------------  ---------------- ---------------
 Income before income taxes                                  906          17,560            13,949          39,049
 Income tax expense                                         (453)         (6,815)           (5,597)        (15,338)
                                                 ---------------- ---------------  ---------------- ---------------
 Net income                                             $    453       $  10,745         $   8,352       $  23,711
                                                 ================ ===============  ================ ===============

           The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         For the Nine Months Ended November 30, 2003 and November 30, 2002
                                                    (UNAUDITED)
                                                  (in thousands)
                                                                      --------------------------------------
                                                                      November 30, 2003    November 30, 2002
                                                                      --------------------------------------
Cash flows from operating activities:
    Net income                                                              $    8,352           $   23,711

    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation                                                             18,615               18,943
       Amortization                                                             29,485               32,058
       Deferred income taxes                                                     3,956               10,703
       (Gain) loss on sale of property and equipment                                40               (2,313)
       Gain on insurance settlement                                             (4,093)                   -
       Deferred income and other                                                    29                   64
       Foreign currency exchange loss (gain)                                       133                  (35)
       Minority interest income                                                    713                  358
       Changes in operating assets and liabilities:
          Accounts receivable                                                    8,064               (4,284)
          Prepaid expenses and other assets                                     (6,552)              (4,171)
          Accounts payable and accrued liabilities                             (15,834)               7,966
          Income taxes payable                                                  (1,596)               3,963
                                                                      -----------------     ----------------
             Net cash provided by operating activities                          41,312               86,963

Cash flows from investing activities:
    Purchases of property and equipment                                        (45,559)             (41,365)
    Proceeds from disposal of property and equipment                             5,496                4,566
    Early payment of operating leases related to insurance
    settlement                                                                  (4,125)                   -
    Proceeds from insurance settlement                                           8,218                    -
    Repayments on notes receivable from affiliates                                 752                2,989
    Advances on notes receivable from affiliates                                     -               (2,537)
    Other assets                                                                (3,376)              (5,714)
                                                                      -----------------     ----------------
             Net cash used in investing activities                             (38,594)             (42,061)

Cash flows from financing activities:
    Proceeds from long term debt                                               283,825                  421
    Payments on long term debt                                                (126,654)             (24,848)
    Proceeds from operating loans and short term debt                            1,250                1,630
    Payments on operating loans and short term debt                           (150,972)             (17,057)
    Deferred finance charges                                                   (15,098)                   -
                                                                      -----------------     ----------------
             Net cash provided by financing activities                          (7,649)             (39,854)

        Net decrease in cash                                                    (4,931)               5,048
Cash, beginning of period                                                        5,638                8,922
                                                                      -----------------     ----------------
Cash, end of period                                                          $     707           $   13,970
                                                                      =================     ================


        The accompanying notes are an integral part of the condensed consolidated financial statements.


                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The interim unaudited condensed consolidated financial statements of Evergreen Holdings, Inc. (Evergreen, Holdings or the Company) include all of its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and with instructions to Form 10-Q of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the period presented herein are not necessarily indicative of results of operations for the entire year. A description of critical accounting policies and related judgement and estimates that affect the preparation of the consolidated financial statements is set forth in the Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on December 16, 2003.


2. ORGANIZATION

         Evergreen Holdings, Inc. and its wholly-owned subsidiaries Evergreen International Aviation, Inc. (Aviation), Evergreen Vintage Aircraft, Inc., Evergreen International Airlines, Inc. (EIA), Evergreen Aviation Ground Logistics Enterprises, Inc. (EAGLE), Evergreen Air Center, Inc. (EAC or Air Center), Evergreen Helicopters Inc, (EHI or Helicopters), Evergreen Aircraft Sales and Leasing Co. (EASL), Evergreen Agricultural Enterprises, Inc., and Evergreen Aviation Services, Inc. (a foreign subsidiary) provide highly diversified aviation services through its operating segments. The EIA segment engages primarily in international long-range and domestic short range cargo operations, as well as airfreight brokerage services. The EAGLE segment primarily provides mail handling, hub management, aircraft handling, cargo loading and unloading, and terminal services. The EAC segment performs required Federal Aviation Administration (FAA) inspections, scheduled and unscheduled maintenance and repairs, light engine maintenance, stripping and painting, aircraft storage and complete airframe overhauls of commercial aircraft at an unlimited airframe maintenance and repair station. The Helicopters segment provides flight services throughout the world in markets including international peacekeeping and health operation, agriculture, oil exploration and development, and forest control and provides aircraft maintenance and repair services. The EASL segment includes aircraft and parts brokerage operations. Other segment services include farming and nursery production and vintage aircraft restoration operations.


3. CHANGE IN ACCOUNTING ESTIMATES

         During the three months ended November 30, 2003, we changed the estimated useful lives of the aircraft in our EHI segment to more accurately reflect our current estimate of their useful lives. The estimated useful lives of these aircraft were increased from 10 years to 20 years. The change lowered total depreciation expense $0.2 million for the three months and nine months ended November 30, 2003.

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

4. REFINANCING OF EVERGREEN INTERNATIONAL AVIATION, INC.

         On May 16, 2003, Aviation, a wholly owned subsidiary of the Company, issued $215 million in aggregate principal amount of 12% Senior Second Secured Notes (the "Notes") that will mature in 2010. The Notes were sold for 100% of their face amount. The Notes were issued pursuant to an Indenture, dated as of May 16, 2003, by and among Aviation, Holdings, the subsidiary guarantors party thereto and Bank One, N.A. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and all of Aviation's subsidiaries except Evergreen Agricultural Enterprises, Inc. and its subsidiaries, and by Aviation's foreign subsidiaries. The Notes are secured by a second priority lien, subject to permitted liens, on substantially all of the assets that secure the obligations under the new revolving credit facility. The Notes (i) have interest payment dates of May 15 and November 15 of each year; (ii) are senior second secured obligations, rank equally with all of Aviation's existing and future senior, or unsubordinated, debt and are senior to any of Aviation's future senior subordinated or unsubordinated debt; and (iii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

   If Redeemed during the 12-month period commencing          Redemption Price

May 15, 2007............................................            106   %
May 15, 2008............................................            103   %
May 15, 2009 and thereafter.............................            100   %


         Concurrent with the issuance of the Notes, Aviation entered into a new $100 million revolving credit facility, for which PNC Capital Markets, Inc. acts as arranger, and PNC Bank, National Association acts as agent (the "New Revolving Credit Facility"). The New Revolving Credit Facility matures on May 16, 2006. Upon our written request made at least 60 days prior to the end of the applicable term, the term may be extended for an additional period upon the written consent of all the lenders. Aviation will be obligated to pay certain early termination fees if it terminates the revolving credit facility within 5 years from May 16, 2003 unless we provide written notice at least 60 days prior to May 16, 2005, that we intend to refinance. The New Revolving Credit Facility has an interest rate equal to PNC Bank's prime rate plus 1.00%, or PNC Bank's eurodollar rate plus 3.50%. We may choose prime rate or eurodollar pricing and may elect interest periods of 30, 60 or 90 days for the eurodollar borrowings. Interest on prime rate advances are payable monthly in arrears. Interest on eurodollar borrowings are payable at the end of each applicable interest period. Upon a default, interest will accrue at 2.0% over the applicable rate.

         Up to $100 million or such lesser amount determined in accordance with a borrowing base formula is available under the New Revolving Credit Facility. Aviation must maintain $5 million of excess availability under the New Revolving Credit Facility, which may only be reduced with the consent of each of the lenders under the New Revolving Credit Facility. Any amounts outstanding that exceed our availability calculated under the borrowing base formula must be repaid. Up to $5 million of the new revolving credit facility is available for letters of credit.

         The obligations under the New Revolving Credit Facility are guaranteed by all of the guarantors under the Notes. Borrowings under the New Revolving Credit Facility are secured by a first priority security interest in substantially all of its existing and hereafter acquired personal property, including all of the capital stock or membership interests of all of our subsidiaries that are guarantors under the New Revolving Credit Facility. This security interest is subject to certain exceptions and permitted liens, including existing liens on two B-747 aircraft and three DC9 aircraft.

         The New Revolving Credit Facility and the indenture governing the Notes impose certain restrictions on Aviation, including restrictions that limit its restricted subsidiaries' ability to, among other things: (i) incur additional debt; (ii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments; (iii) place limitations on distributions from restricted subsidiaries; (iv) issue or sell capital stock of restricted subsidiaries; (v) issue guarantees; (vi) sell or exchange assets; (vii) enter into transactions with shareholders and affiliates; (viii) make capital expenditures; (ix) create liens; and (x) effect mergers and other changes of control. In addition, the New Revolving Credit Facility contains financial covenants requiring the Company to meet various financial ratios, such as a minimum tangible net worth ratio, maximum capital expenditures, and a minimum fixed charge coverage ratio.

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

         If Aviation or its restricted subsidiaries violate these covenants and are unable to obtain waivers from the lenders or noteholders, our debt under these agreements would be in default and could be accelerated by the lenders or noteholders. Cross default provisions exist in the indenture governing the Notes whereby a default on the Notes would occur if an event of default under issues of indebtedness of Aviation, any subsidiary guarantor or other significant subsidiary having an outstanding principal amount of $10 million or more in the aggregate for all such issues of all such persons and such default causes the holder to declare the indebtedness due and payable prior to its stated maturity and such indebtedness is not discharged in full or such acceleration is not rescinded or annulled within 30 days.

         Initially, Aviation borrowed $69.3 million under the New Revolving Credit Facility. As of November 30, 2003, Aviation had approximately $70.4 million in outstanding borrowings and $10.9 million available upon application of borrowing base limitations as such borrowing base is available on December 1, 2003 and subject to applicable covenants. Aviation must maintain $5 million of excess availability under the New Revolving Credit Facility, which may only be reduced with the consent of each of the lenders under the New Revolving Credit Facility.

         Aviation used the net proceeds from the sale of the Notes and initial borrowings under the New Revolving Credit Facility to, among other uses, repay all outstanding balances, accrued interest on borrowings and letter of credit participation fees related to its old senior credit facility, which matured on May 7, 2003.

5. CONTINGENCIES

         The Company is currently involved in certain legal proceedings as discussed below. We currently plan to vigorously defend against these lawsuits, however, because of uncertainties related to both the potential amount and range of loss from the pending litigation, management is unable to make a reasonable estimate of the liability that could result if there were an unfavorable outcome in any of these legal proceedings. As additional information becomes available, the Company will re-assess the potential liability related to pending litigation and revise the estimates accordingly. Revisions of the Company's estimates of such potential liability could materially impact its results of operations, financial condition or cashflows.

         On September 19, 2001, we instituted proceedings in the United States District Court for the State of Oregon against Asiana Airlines to recover certain amounts owed to us pursuant to a freighter service agreement with Asiana, which began January 28, 2000 and expired February 28, 2003. The agreement required us to provide the aircraft (B-747), crew, maintenance and insurance. Asiana was required to pay all other costs incurred in the performance of the contract. The contract provided for minimum payments based on guaranteed block hour utilization as defined in the agreement. On August 28, 2001, Asiana paid us for block hour utilization for the first week of September and gave notice that no further payments would be made. Asiana did not reimburse us for certain costs that we incurred during performance under the terms of the contract. We completed the mission in progress and returned the aircraft to the United States. Since the agreement was in force until February 28, 2003, a jury returned a verdict of $16.6 million in our favor against Asiana. On April 22, 2003, the court denied our motion for prejudgment interest. On April 28, 2003, the court entered judgment in our favor in the amount of $16.6 million. On May 2, 2003, Asiana moved to stay the execution of the judgment pending hearing on post-judgment motions. On May 5, 2003, the court granted the stay of execution, as of the date Asiana posts sufficient bond. In May 2003, Asiana posted a cash bond in the amount $17.4 million. An order denying Asiana's post-judgment motions and awarding us $38.1 thousand in costs was entered on September 26, 2003. On October 24, 2003, Asiana filed a notice of appeal. The court ordered a settlement assessment conference on December 18, 2003 which was reconvened on January 5, 2004. At the settlement conference it was determined that further settlement discussions are not likely to be fruitful. Briefing on the appeal is scheduled to begin in February 2004.

         On August 19, 2002, we instituted proceedings against the United States of America in the United States District Court for the district of Alaska for a declaration that the Rural Service Improvement Act of 2002 (the "Rural Service Act") is unconstitutional. The Rural Service Act, which went into effect on August 2, 2002, prohibits EIA from bidding on contracts for the delivery of Alaska nonpriority bypass mail. We subsequently consolidated our claims with a prior lawsuit asserting similar claims filed by Alaska Central Express, Inc. Plaintiffs, including EIA, and the defendant, the U.S. government, have filed cross-motions for summary judgment on the constitutional claims. Briefing on these motions closed on May 9, 2003. The district court granted the U.S. government's motion for summary judgment and dismissed our claim with prejudice on September 29, 2003. On October 30, 2003, EIA filed an appeal to the decision to the Ninth Circuit Court of Appeals. EIA also filed a takings claim for money damages to recover for the economic loss of the use of assets which were committed to performance of the bypass mail operations. EIA has not yet fully quantified those losses. This claim is being transferred to the U.S. Court of Claims in Washington, D.C. and is expected to be stayed pending decision on the constitutionality claim by the District Court in Alaska. The outcome of these proceedings will not impact our ability to operate services for the U.S. Postal Service in the Alaska market. Although we have not generated significant revenues from nonpriority bypass mail services in the past, an adverse outcome of these proceedings would prevent us from offering these services in the future.

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

         On August 2, 2001, Airfreight Express Ltd. and AFX Capital Ltd. filed suit in the Pima County Superior Court in Arizona State Court against us alleging among other things breach of contract and fraud and seeking approximately $10 million in compensatory and punitive damages, attorneys' fees and costs. On October 3, 2001, we moved to dismiss the complaint on the grounds that it was barred by a previous settlement agreement, which the court denied on February 5, 2002. The plaintiff amended its complaint on June 28, 2002 to claim breach of contract, breach of the covenant of good faith and fair dealing and for a declaratory judgment that the release was void for duress and lack of consideration and fraud. On November 1, 2002, Evergreen filed a motion for security of costs requesting that the plaintiff post a $50,000 security bond. The court ordered the plaintiff to post a security bond in the amount of $15,000 and AFX complied with the order by posting cash. On November 13, 2002, we crossclaimed that the claims were barred by the settlement agreement and that the settlement agreement was fully enforceable. We also claimed breach of contract of the settlement agreement, breach of the covenant of good faith and fair dealing, and unjust enrichment. Evergreen filed a motion to dismiss plaintiff's second amended complaint on March 21, 2003 and a motion for summary judgment on March 27, 2003. On September 22, 2003, the court denied the motion to dismiss. On October 13, 2003, Evergreen filed a second motion to dismiss. The court granted the second motion to dismiss on October 30, 2003. Trial on Evergreen's counterclaim is currently set for February 24, 2004. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously.

         On February 11, 2003, Tridair Repair and Manufacturing, Inc. filed a complaint against us in the United States District Court for the Central District of California, alleging, among other things, fraud and breach of contract ("California Action). The allegations related to an aircraft salvage contract, entered into on or about June 3, 2002, under which we performed aircraft salvage services for Tridair in return for payment. After Tridair transferred its litigation rights to an entity named Diversified Aero Asset Management, Inc. (which also sued EAC in the same court for similar claims on February 14, 2003), Diversified amended its complaint to include the Tridair claims on March 17, 2003. Diversified claims fraud, breach of contract, claim and delivery and conversion, and seeks $10.6 million plus the fair market value of the parts. On April 2, 2003, we filed a motion to dismiss for lack of jurisdiction, or in the alternative, to transfer the case to federal court in Arizona. The California Action has been dismissed, and the parties have filed competing claims on the same matters in Arizona State court. The Arizona State court action is in the discovery stage. We filed a motion for summary judgment on August 22, 2003. The hearing was held on October 20, 2003. The judge took the matter under advisement. Discovery is continuing. Trial is scheduled for November 30, 2004. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously.

         On or around May 22, 2003, Banc of America Securities LLC filed suit in the Superior Court of the County of Meeklenburg for the State of North Carolina against Evergreen International Aviation and certain of its subsidiaries. The complaint alleges claims for breach of contract and quantum merit, arising out of the agreements with the plaintiff to act as our financial agent and payment of related fees. The damages are unspecified. We have retained local counsel but have not yet been required to respond to the complaint. On August 25, 2003, we filed a motion to dismiss or stay for lack of personal jurisdiction. On November 10, 2003, the North Carolina Superior Court denied our motions. No written order has been issued. On November 12, 2003, we appealed the motion to dismiss for lack of jurisdiction. The action is stayed pending appeal of those issues and thus there will be no discovery or trial until resolution of those appeals. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously.

         We are a party to a number of other claims and lawsuits arising in the normal course of our business. However, we do not consider the ultimate liability with respect to those other claims and lawsuits to be material in relation to our consolidated financial condition or operations.


6. RELATED PARTY TRANSACTIONS

Lease Transactions

      The Company rents aircraft and building under operating leases from entities owned or controlled by the controlling stockholder. Rent expense for these leases amounted to $6.0 million, and $5.2 million for the nine months ended November 30, 2003 and 2002, respectively, and $1.9 million and 2.0 million for the three months ended November 30, 2003 and 2002, respectively.

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

         For the nine months ended November 30, 2003 and November 30, 2002 the Company had purchases, from entities owned or controlled by the controlling stockholder, of $2.5 million and $0.6 million respectively. The $2.5 million purchase closed out an affiliated lease on an engine and eliminated lease return requirements as required under the lease agreement, which included the complete overhaul of the engine.

         In addition, the controlling stockholder has a one-third ownership interest in a certain B747 aircraft of which the Company has the remaining two-thirds interest. Rent expense for the one-third ownership interest being leased to the Company was $1.2 million and $1.2 million, for the nine months ended November 30, 2003 and November 30, 2002, respectively.

Indebtedness of Mr. Delford M. Smith and Affiliated Entities

         As of November 30, 2003 and February 28, 2003, we had approximately $18.4 million and 18.2 million, respectively, of debt outstanding (including $0.9 million owed to the Trust Created February 25, 1986) owed by Mr. Delford
M. Smith and entities directly or indirectly owned by him. All of this debt is evidenced by several promissory notes which bear interest at the rate of 4% per annum. Annual installments of principal and interest total approximately $2.0 million. Each note is due and payable on March 31, 2013. Each note is secured by a pledge of Mr. Smith's interest in the trust that owns approximately 2.7 million shares of common stock of Evergreen Holdings, Inc.

Evergreen Aviation Museum

         The Company leases a museum building to a related non-profit corporation. The initial lease term is for 25 years, with a nominal rental payment obligation of $1.00 per year. Over the past four years to cover start-up, payroll and operational expenses, we have made a series of loans to the Evergreen Aviation Museum, and on February 28, 2003, we forgave these loans in the amount of $0.7 million.


7. RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 were required to be applied by the Company beginning March 1, 2003. The impact of the adoption of this Statement has not had, and the Company does not expect it to have, a material impact on the consolidated financial statements.

         In December 2003, the FASB revised FAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers'Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. It requires additional disclosures to those in the original Statement No. 132. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The provisions of this statement will be appropriately disclosed in the footnotes of the Company's February 28, 2003 financial statements in accordance with the requirements of this Statement.

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and Interpretation of SFAS 5, 57, and 107 and Rescission of FIN 34. The Interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods after December 15, 2002. The Company adopted FIN 45 during 2003 and there was no effect on the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51, Consolidated Financial Statements, and subsequently revised in December 2003, with the issuance of FIN46-R. Interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Evergreen is required to adopt FIN 46-R as of the period ending May 31, 2005. While the Company has not completed its final assessment of the impact of FIN 46-R, based upon their preliminary assessment, management believes the Company may be the primary beneficiary of certain related party entities. The Company leases certain assets, consisting primarily of buildings and aircraft, from these entities. The financial statements of these entities may be included in the Company's financial statements for the period ending May 31, 2005. Such inclusion is not expected to have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. For instruments issued prior to May 31, 2003, this standard is to be implemented by reporting the cumulative effect of a change in accounting principle as of July 1, 2003. The Company does not anticipate that the adoption of this Statement will have a material impact on the results of operations, financial position or cash flows of the Company.

                                        EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. BUSINESS SEGMENTS

                                                                Three Months Ended               Nine Months Ended
                                                           ------------------------------  ------------------------------
                                                            November 30,    November 30,    November 30,   November 30,
                                                                2003            2002            2003           2002
                                                           --------------------------------------------------------------
Operating Revenues:
Air freight transportation services (EIA)                    $    89,917     $   112,954    $    279,121     $   288,715
Ground logistics services (EAGLE)                                 24,489          28,539          74,736          82,724
Aircraft maintenance and repair services (EAC)                     7,103           7,668          23,306          19,711
Helicopter and light aircraft services (EHI)                       8,176           8,925          31,495          29,137
Aviation sales and leasing (EASL)                                  2,334           1,124           5,261           4,122
Other                                                              2,142           2,003           5,383           4,631
                                                           --------------  --------------  --------------  --------------
Total                                                        $   134,161     $   161,213    $    419,302     $   429,040

Intercompany revenues: *
Air freight transportation services (EIA)                    $     2,623     $     1,070    $      9,196     $     3,467
Ground logistics services (EAGLE)                                    465             897           1,657           2,288
Aircraft maintenance and repair services (EAC)                     9,112           4,803          24,645          15,852
Helicopter and light aircraft services (EHI)                         456             133           1,165             832
Aviation sales and leasing (EASL)                                    960           1,542           3,006           3,930
Other                                                                169              17             207              70
                                                           --------------  --------------  --------------  --------------
Total                                                        $    13,785     $     8,462     $    39,876     $    26,439

 * Amounts are eliminated in consolidation.

Operating expenses
Air freight transportation services (EIA)                    $    78,696     $    89,294     $   244,611     $   236,238
Ground logistics services (EAGLE)                                 24,356          25,444          74,438          76,032
Aircraft maintenance and repair services (EAC)                     5,811           6,631          18,886          17,766
Helicopter and light aircraft services (EHI)                       9,894          10,077          30,626          26,720
Aviation sales and leasing (EASL)                                  2,470           1,862           6,166           5,370
Other                                                              2,885           2,448           6,836           6,123
                                                           --------------  --------------  --------------  --------------
Total                                                         $  124,112     $   135,756     $   381,563     $   368,249

Income from operations:
Air freight transportation services (EIA)                     $    11,221    $    23,660     $    34,510     $    52,477
Ground logistics services (EAGLE)                                     133          3,095             298           6,692
Aircraft maintenance and repair services (EAC)                      1,292          1,037           4,420           1,945
Helicopter and light aircraft services (EHI)                       (1,718)        (1,152)            869           2,417
Aviation sales and leasing (EASL)                                    (136)          (738)           (905)         (1,248)
Other                                                                (743)          (445)         (1,453)         (1,492)
                                                           --------------------------------------------------------------
Total                                                         $    10,049    $    25,457     $    37,739     $    60,791

                                        EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                Three Months Ended              Nine Months Ended
                                                           ------------------------------ -------------------------------
                                                            November 30,    November 30,   November 30,    November 30,
                                                                2003            2002           2003            2002
Interest (income) / expense, net:
Air freight transportation services (EIA)                      $   8,714       $   7,619       $  27,006       $  22,297
Ground logistics services (EAGLE)                                     72             105             270             351
Aircraft maintenance and repair services (EAC)                         2              (6)            (47)              3
Helicopter and light aircraft services (EHI)                           3               4              20              23
Aviation sales and leasing (EASL)                                      -              30               -              90
Other                                                                  5              41              19              78
                                                           --------------  -------------- --------------- ---------------
Total                                                          $   8,796       $   7,793       $  27,268       $  22,842

Depreciation and amortization:
Air freight transportation services (EIA)                      $  13,314       $  13,925       $  40,956       $  43,994
Ground logistics services (EAGLE)                                    632             606           1,866           1,747
Aircraft maintenance and repair services (EAC)                       247             249             788             773
Helicopter and light aircraft services (EHI)                       1,147           1,397           2,684           4,049
Aviation sales and leasing (EASL)                                     46              41             117             126
Other                                                                115              99             343             312
                                                           --------------  -------------- --------------- ---------------
Total                                                          $  15,501       $  16,317       $  46,754       $  51,001

Capital expenditures:
Air freight transportation services (EIA)                      $   8,167       $  10,492       $  31,097       $  31,174
Ground logistics services (EAGLE)                                    588             858           1,394           1,410
Aircraft maintenance and repair services (EAC)                       887             381           1,753             550
Helicopter and light aircraft services (EHI)                         745           2,820           9,840           7,935
Aviation sales and leasing (EASL)                                      -               -               -               6
Other                                                                 61             140             129             290
                                                           --------------  -------------- --------------- ---------------
Total                                                          $  10,448       $  14,691       $  44,213       $  41,365


                                                                                          -------------------------------
Total Assets:                                                                              November 30,    February 28,
                                                                                               2003            2003
                                                                                          -------------------------------
Air freight transportation services (EIA)                                                     $  526,520      $  521,331
Ground logistics services (EAGLE)                                                                 49,517          64,040
Aircraft maintenance and repair services (EAC)                                                    19,044          17,250
Helicopter and light aircraft services (EHI)                                                      63,589          53,579
Aviation sales and leasing (EASL)                                                                  8,783           7,351
Other                                                                                             28,421          28,551
                                                                                          --------------- ---------------
Total                                                                                         $  695,874      $  692,102


                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

9. GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

The Company's payment obligations under the 12% Senior Subordinated Notes due 2010 are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc. and Foreign Subsidiaries (together, the "Non-Guarantor Subsidiaries").

The following financial statements are not solely the financial statements of the issuer of the new notes dated May 16, 2003, but are the consolidated financial statements of Evergreen Holdings Inc., the parent of the issuer. The subsidiary issuer and all subsidiary guarantors, other than the 1986 Trust, are wholly owned by Evergreen Holdings, Inc., this guarantee is full and unconditional, and the guarantees are joint and several. Accordingly, in lieu of full financial statements of the subsidiary issuer, condensed consolidated financial statements are presented below.

In the condensed consolidated financial information of Evergreen Holdings, Inc., financial information of the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Trust Created February 25, 1986 are presented as the Company owns less than 100% of the Trust, which is a Guarantor Subsidiary. Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Non Gaurantors". Balance sheet data is presented as of February 28, 2003 and November 30, 2003. Statement of operations data are presented for the nine months ended and three months ended November 30, 2003 and November 30, 2002. Statement of cash flows data are presented for the nine months ended November 30, 2003 and November 30, 2002.

Investment in subsidiaries are accounted for by the Parent Company and the issuer using the equity method of accounting. Net income of Guarantor and Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company's and the Issuer's Equity in Earnings of Subsidiaries. The elimination entries eliminate equity in earnings of subsidiaries ,investments in Other Subsidiaries and intercompany balances and transactions for consolidated reporting purposes.


                                               EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                               EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                                                         (In thousands)

Supplemental Consolidated Statement of Operations
                                                             For the Nine Months Ended November 30, 2003
                                     -------------------------------------------------------------------------------------------
                                                                             Non Wholly
                                                               100% Owned      Owned
                                       Holdings   Evergreen     Guarantor    Guarantor        Non                   Consolidated
                                       (Parent)    (Issuer)   Subsidiaries  Subsidiaries  Guarantors  Eliminations      Total
                                     -------------------------------------------------------------------------------------------

Operating revenues...........          $  1,480    $  10,527    $ 434,938     $  5,642     $  6,954    $ (40,239)    $ 419,302
Operating expenses...........                 -        4,786      348,785          280        5,598      (30,866)      328,583
Selling, general and
administrative...............                20       17,852       43,178            -        1,551       (9,621)       52,980
                                     -------------------------------------------------------------------------------------------
Income from operations.......             1,460      (12,111)      42,975        5,362         (195)         248        37,739
Interest expense.............                 -       (1,272)     (24,911)      (1,066)         (19)           -       (27,268)
Other income (expense),net...                 -            -        4,258           62            -          (62)        4,258
                                     -------------------------------------------------------------------------------------------
Other income (expense),net...                 -       (1,272)     (20,653)      (1,004)         (19)         (62)      (23,010)
Equity in earnings of
subsidiaries.................             6,892       15,630            -            -            -      (22,522)            -
                                     -------------------------------------------------------------------------------------------
Income (loss) before minority
interest and income taxes.....            8,352        2,247       22,322        4,358         (214)     (22,336)       14,729
Minority interest.............                -         (780)           -            -            -             -         (780)
                                     -------------------------------------------------------------------------------------------
Income (loss) before income
taxes.........................            8,352        1,467       22,322        4,358         (214)     (22,336)       13,949
Income tax benefit
(expense).....................                -        4,053      (10,138)           -          559          (71)       (5,597)
                                     -------------------------------------------------------------------------------------------
Net income (loss).............         $  8,352     $  5,520    $  12,184     $  4,358      $   345    $ (22,407)    $   8,352
                                     ===========================================================================================


                                        EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                        EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                                                     (In thousands)

Supplemental Consolidated Statement of Operations
                                                             For the Nine Months Ended November 30, 2002
                                     --------------------------------------------------------------------------------------------
                                                                             Non Wholly
                                                               100% Owned      Owned
                                       Holdings   Evergreen     Guarantor    Guarantor        Non                   Consolidated
                                       (Parent)    (Issuer)   Subsidiaries  Subsidiaries  Guarantors  Eliminations      Total
                                     --------------------------------------------------------------------------------------------
Operating revenues..........           $     -     $  3,591    $ 441,308     $  5,642     $  5,703    $ (27,204)    $ 429,040
Operating expenses..........                 -            -      338,715          236        4,452      (22,350)      321,053
Selling, general and
administrative..............                31        9,673       40,469            -        2,266       (5,243)       47,196
                                     --------------------------------------------------------------------------------------------
Income from operations                     (31)      (6,082)      62,124        5,406       (1,015)         389        60,791
Interest expense............                 -         (226)     (21,356)      (1,182)         (78)           -       (22,842)
Other income (expense),net..                 -            -           35          361        1,758         (361)        1,793
                                     --------------------------------------------------------------------------------------------
Other income (expense),net..                 -         (226)     (21,321)        (821)       1,680         (361)      (21,049)
Equity in earnings of
subsidiaries................            23,742       28,257            -            -            -      (51,999)            -
                                     --------------------------------------------------------------------------------------------
Income (loss) before minority
interest and income taxes...            23,711       21,949       40,803        4,585          665      (51,971)       39,742
Minority interest...........                 -         (693)           -            -            -            -          (693)
                                     --------------------------------------------------------------------------------------------
Income (loss) before income
taxes.......................            23,711       21,256       40,803        4,585          665      (51,971)       39,049
Income tax benefit
(expense)...................                 -        1,981      (17,248)           -          (71)           -       (15,338)
                                     --------------------------------------------------------------------------------------------
Net income (loss)...........          $ 23,711    $  23,237    $  23,555     $  4,585      $   594    $ (51,971)    $  23,711
                                     ============================================================================================

                                          EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                     (In thousands)

Supplemental Consolidated Statement of Operations
                                                          For the Three Months Ended November 30, 2003
                                  --------------------------------------------------------------------------------------------
                                                                          Non Wholly
                                                            100% Owned      Owned
                                    Holdings   Evergreen     Guarantor    Guarantor        Non                   Consolidated
                                    (Parent)    (Issuer)   Subsidiaries  Subsidiaries  Guarantors  Eliminations      Total
                                  --------------------------------------------------------------------------------------------
Operating revenues...........     $     282    $   2,685    $ 141,128     $  1,880     $   2,392   $ (14,206)     $ 134,161
Operating expenses...........             -            -      118,275           93         2,601     (11,817)       109,152
Selling, general and
administrative...............             6        5,158       12,588            -           256      (3,048)        14,960
                                  --------------------------------------------------------------------------------------------
Income from operations.......           276       (2,473)      10,265        1,787          (465)        659         10,049
Interest expense.............             -           (4)      (8,523)        (264)           (5)          -         (8,796)
Other income (expense),net...             -            -          (63)           4             -          (4)           (63)
                                  --------------------------------------------------------------------------------------------
Other income (expense),net...             -           (4)      (8,586)        (260)           (5)         (4)        (8,859)
Equity in earnings of
subsidiaries.................           177        1,798            -            -             -      (1,975)             -
                                  --------------------------------------------------------------------------------------------
Income (loss) before minority
interest and income taxes....           453         (679)       1,679        1,527          (470)     (1,320)         1,190
Minority interest............             -         (284)           -            -             -           -           (284)
                                  --------------------------------------------------------------------------------------------
Income (loss) before income
taxes........................           453         (963)       1,679        1,527          (470)     (1,320)           906
Income tax benefit(expense)..             -          731       (1,219)           -           284        (249)          (453)
                                  --------------------------------------------------------------------------------------------
Net income (loss)............     $     453     $   (232)   $     460     $  1,527      $   (186)   $ (1,569)      $    453
                                  ============================================================================================

                                          EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                          EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
                                                     (In thousands)

Supplemental Consolidated Statement of Operations
                                                             For the Three Months Ended November 30, 2002
                                     --------------------------------------------------------------------------------------------
                                                                             Non Wholly
                                                               100% Owned      Owned
                                       Holdings   Evergreen     Guarantor    Guarantor        Non                   Consolidated
                                       (Parent)    (Issuer)   Subsidiaries  Subsidiaries  Guarantors  Eliminations      Total
                                     --------------------------------------------------------------------------------------------
Operating revenues..............     $      -     $  1,863    $ 164,602     $  1,880      $      595    $ (7,727)    $ 161,213
Operating expenses..............            -            -      122,344           93           2,081      (5,792)      118,726
Selling, general and
administrative..................            6        6,269       14,458            -             536      (4,239)       17,030
                                     --------------------------------------------------------------------------------------------
Income from operations                     (6)      (4,406)      27,800        1,787          (2,022)      2,304        25,457
Interest expense................            -          (63)      (7,407)        (282)            (41)          -        (7,793)
Other income (expense),net......            -            -           64          103           1,758      (1,861)           64
                                     --------------------------------------------------------------------------------------------
Other income (expense),net......            -          (63)      (7,343)        (179)          1,717      (1,861)      (7,729)
Equity in earnings of
subsidiaries....................       10,751       13,121            -            -               -     (23,872)           -
                                     --------------------------------------------------------------------------------------------
Income (loss) before minority
interest and income taxes.......       10,745        8,652       20,457        1,608            (305)    (23,429)      17,728
Minority interest...............            -         (168)          (0)           -               -           -         (168)
                                     --------------------------------------------------------------------------------------------
Income (loss) before income
taxes...........................       10,745        8,484       20,457        1,608            (305)    (23,429)      17,560
Income tax benefit(expense).....            -        1,385       (8,386)           -             186           -       (6,815)
                                     --------------------------------------------------------------------------------------------
Net income (loss)...............     $ 10,745     $  9,869    $  12,071     $  1,608      $     (119)   $(23,429)    $ 10,745
                                     ============================================================================================

                                               EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                        (In thousands)

Supplemental Condensed Consolidated Statement of Cash Flows

                                                               For the Nine Months Ended November 30, 2003
                                      ---------------------------------------------------------------------------------------------
                                                                              Non Wholly
                                                                100% Owned      Owned
                                        Holdings    Evergreen   Guarantor     Guarantor       Non                    Consolidated
                                        (Parent)    (Issuer)   Subsidiaries  Subsidiaries  Guarantors  Eliminations      Total
                                        --------   ---------   ------------  ------------  ----------  ------------  ------------
Net cash provided by (used in)
operating activities                      8,194         (923)       51,839         4,765       1,316      (23,879)      41,312
                                        --------   ----------   -----------  ------------  ----------  ------------  ------------
Cash flows from investing activities:
  Purchases of property, equipment,
  and overhauls                               -         (634)      (44,732)            -        (193)           -      (45,559)
  Proceeds from sale of property
  and equipment                               -        3,750         1,746             -           -            -        5,496
  Notes receivable and other assets      (8,194)     (13,836)          (79)        1,488      (1,789)      23,879        1,469
                                        --------   ----------   -----------  ------------  ----------  ------------  ------------
Net cash provided by (used in)
investing activities                     (8,194)     (10,720)      (43,065)        1,488       1,982       23,879      (38,594)
                                        --------   ----------   -----------  ------------  ----------  ------------  ------------

Cash flows from financing activities:
  Proceeds from long-term debt                -      281,596         2,281             -         (52)           -      283,825
  Payments on long-term debt                  -     (116,362)       (5,527)       (4,765)          -            -      126,654
   Other financing sources                    -     (154,460)       (9,990)       (1,488)        118            -    (164,820)
                                        --------   ----------   -----------  ------------  ----------  ------------  ------------
Net cash provided by (used in)
financing activities                          -       10,774       (13,236)       (6,253)      1,066       (1,033)      (7,649)
                                        --------   ----------   -----------  ------------  ----------  ------------  ------------

Net increase (decrease) in cash               -         (869)       (4,462)            -         400            -       (4,931)

Cash, begining of period                      -          854         4,714             -          70            -        5,638
                                        --------   ----------   -----------  ------------  ----------  ------------  ------------
Cash, end of period                    $      -      $   (15)     $    252     $       -   $     470     $      -      $   707
                                        ========   ==========   ===========  ============  ==========  ============  ============

                                          EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                        (In thousands)


Supplemental Condensed Consolidated Statement of Cash Flows
                                                               For the Nine Months Ended November 30, 2002
                                        -------------------------------------------------------------------------------------------
                                                                               Non Wholly
                                                                  100% Owned     Owned
                                          Holdings    Evergreen   Guarantor    Guarantor       Non                   Consolidated
                                          (Parent)    (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations     Total
                                      ------------  -----------   -----------  -----------  ----------  ------------- -----------
Net cash provided by (used in)
operating activities                      12,979      9,772         112,424       2,592         (458)       (50,346)    86,963
                                      ------------  -----------   -----------  -----------  ----------    ----------   ----------

Cash flows from investing activities:
  Purchases of property, equipment,
  and overhauls                           -            (521)        (40,544)          -         (290)             -    (41,365)
  Proceeds from sale of property
  and equipment                           -           -               4,566           -            -                     4,566
  Notes receivable and other assets      (12,979)   (14,380)         (5,722)     (2,592)          26         30,385     (5,262)
                                      ------------  -----------   ----------- -----------   ---------     ----------   ----------
Net cash provided by (used in)
nvesting activities                      (12,979)   (14,901)        (41,710)     (2,592)        (264)        30,385    (42,061)
                                      ------------  -----------   ----------- -----------   ---------     ----------   ----------

Cash flows from financing activities:
  Proceeds from long-term debt            -               -             421           -            -              -        421
  Payments on long-term debt              -               -         (24,757)     (2,592)         (91)             -    (24,848)
   Other financing sources                -          11,345         (47,608)          -          875         19,961    (15,427)
                                      ------------  -----------   -----------  -----------  ---------     ----------   ----------
Net cash provided by (used in)
financing activities                      -          11,345         (71,944)     (2,592)         784         19,961    (39,854)
                                      ------------  -----------   ----------- -----------   ---------     ----------   ----------

Net increase (decrease) in cash           -           6,216          (1,230)          -           62              -     (5,048)

Cash, begining of period                  -           1,563           7,285           -           74              -      8,922
                                      ------------  -----------   ----------- -----------   ---------     ----------   ----------
Cash, end of period                    $  -         $ 7,779         $ 6,055      $    -      $   136       $      -   $ 13,970
                                      ============  ===========   ===========  =========== ==========     ==========   ==========

                                             EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                      (In thousands)

Supplemental Consolidated Balance Sheet
                                                                  At the end of November 30, 2003
                                   -------------------------------------------------------------------------------------------
                                                                100%        Non Wholly
                                                                Owned         Owned
                                       Holdings   Evergreen   Guarantor      Guarantor      Non                   Consolidated
                                       (Parent)   (Issuer)    Subsidiaries  Subsidiaries  Guarantors Eliminations     Total
                                   -------------------------------------------------------------------------------------------
Assets
Current Assets:
Cash and cash equivalents            $      --    $     (16)   $     253    $      --   $     470   $    --      $     707
Accounts and assets receivable, net         --            3       46,310           --       1,163        --         47,476
Other current assets                        --        8,439       18,919           --       9,434        --         36,792
                                   -------------------------------------------------------------------------------------------
Total current assets                        --        8,426       65,482           --      11,067        --         84,975
                                   -------------------------------------------------------------------------------------------
Properties, net                          1,759        3,753      496,299       12,199      35,812      (1,701)     548,121
Notes receivable                        12,821        1,158          812          895       1,025        --         16,711
Investment in subsidiaries             220,764      257,471           --           --          --    (478,235)          --
Other assets including goodwill             --       17,213       29,617        1,461       3,211      (5,435)      46,067
                                   -------------------------------------------------------------------------------------------
Total Assets                         $ 235,344    $ 288,021    $ 592,210    $  14,555   $  51,115   $(485,371)   $ 695,874
                                   ===========================================================================================

Liabilities and Stockholders'
 Equity
Current Liabilities:
Accounts Payable                     $    --      $   5,850    $  43,286    $    --     $     732   $    --      $  49,868
Current portion long-term debt            --            127        6,960        5,354          90        --         12,531
Accrued liabilities                       --          3,987       13,769          210         546        --         18,512
Accrued interest                          --          1,775          233         --             3        --          2,011
Income taxes payable                     2,235        2,082       (1,074)        --           616      (3,173)         686
                                   -------------------------------------------------------------------------------------------
Total current liabilities                2,235       13,821       63,174        5,564       1,987      (3,173)      83,608
Long-term debt and capital leases       71,716       61,784      142,841        4,169      18,266        --        298,776
Deferred income taxes                  (42,393)         738      146,857         --           487       3,637      109,326
Other liabilities                         --             (2)      (4,262)       4,638       5,436      (5,432)         378
Stockholders' equity                   203,786      211,680      243,600          184      24,939    (480,403)     203,786
                                   -------------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity                 $ 235,344    $ 288,021    $ 592,210    $  14,555   $  51,115   $(485,371)   $ 695,874
                                   ===========================================================================================

                                               EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES

                             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                         (In thousands)

Supplemental Consolidated Balance Sheet
                                                                   At the end of February 28, 2003
                                     --------------------------------------------------------------------------------------------
                                                              100%             Non Wholly
                                                              Owned            Owned
                                      Holdings     Evergreen Guarantors        Guarantor       Non                  Consolidated
                                      (Parent)      (Issuer) Subsidiaries     Subsidiaries    Guarantors  Eliminations   Total
                                     --------------------------------------------------------------------------------------------
Assets
Current Assets:
Cash and cash equivalents                 $     -      $   854     $  4,714      $     -      $    70       $     -     $  5,638
Accounts and assets receivable, net             -            -       55,022            -          552             -       55,574
Other current assets                            -        4,890       16,514            -       10,572             -       31,976
                                     --------------------------------------------------------------------------------------------
Total current assets                            -        5,744       76,250            -       11,194             -       93,188
                                     --------------------------------------------------------------------------------------------
Properties, net                             1,777        8,349      496,998       12,479       36,019        (1,886)     553,736
Notes receivable                           14,290        1,034          300        1,639          887             -       18,150
Investment in subsidiaries                212,404      208,153            -            -            -      (420,557)           -
Other assets including goodwill                 -        3,205       26,130            -        3,128        (5,435)      27,028
                                     --------------------------------------------------------------------------------------------
Total assets                            $ 228,471    $ 226,485    $ 599,678    $  14,118    $  51,228     $(427,878)   $ 692,102
                                     ============================================================================================

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable                          $     -     $  4,375    $  58,920      $     -      $   752       $     -    $  64,047
Current portion long-term debt                  -      145,008      135,600        4,702           93             -      285,403
Accrued liabilities                             -        5,624       12,768          124          243             -       18,759
Accrued interest                                -          201        1,647            -            9             -        1,857
Income taxes payabler                       1,204        2,983        1,416            -          617        (4,968)       1,252
Current portion note payable
to affiliate                                    -            -            -            -            -             -            -
Short term notes payable                        -            -            -            -            -            -             -
                                     --------------------------------------------------------------------------------------------
Total current liabilities                   1,204      158,191      210,351        4,826        1,714        (4,968)     371,318
Long-term debt and capital leases          73,195     (108,209)      27,201        7,829       18,439             -       18,455
Deferred income taxes                     (41,362)       5,475      135,880            -        1,046         5,361      106,400
Other liabilities                               -            -       (3,408)       3,903        5,435        (5,435)         495
Stockholders' equity                      195,434      171,028      229,654       (2,440)      24,594      (422,836)     195,434
                                     --------------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity                    $ 228,471    $ 226,485    $ 599,678    $  14,118    $  51,228     $(427,878)   $ 692,102
                                     ============================================================================================

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are qualified by and should be read together with the cautionary statements and important factors included in our Registration Statement on Form S-4, as amended. See "Summary."

We are including cautionary statements herein to make applicable and take advantage of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf, in this Form 10-Q. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this Form 10-Q, the words "anticipates," "believes," "expects," "intends" and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties.

There are important factors that could cause our actual results to differ materially from the results discussed or implied in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

   o our reliance on a few customers, particularly the U.S. Air Force Air Mobility Command and the U.S. Postal Service, with whom we currently have contracts to provide services that generate a large portion of our revenue;

   o our future compliance with the terms of our debt agreements and other material contracts;

   o general conditions in the aviation industry, including competition and demand for air cargo services;

   o  our ability to adequately maintain our fleet;

   o the effect of government laws and regulations, particularly those relating to aviation and transportation;

   o the effect of national, international and regional political and economic conditions, and fluctuations in currency rates;

   o risks related to our operations in dangerous locations and the hazardous cargo we carry;

   o risks related to war, terrorist attacks, expropriation of our property and hostilities directed at U.S. companies abroad;

   o  our dependence on certain key personnel;

   o  our ability to maintain adequate insurance coverage at favorable prices;
      and

   o  fluctuations in the cost of fuel.

Forward-looking statements made by us or on our behalf are subject to these factors. We undertake no obligation to publicly update or revise our forward-looking statements included in this Form 10-Q, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

CRITICAL ACCOUNTING POLICIES

         This section is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to impairment of property and equipment and goodwill, allowance for bad debts, inventory reserves and valuation for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

Property and Equipment

         We have approximately $548 million and $554 million in operating property and equipment, net as of November 30, 2003 and February 28, 2003, respectively. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by us, including the estimation of useful lives, residual values and, in fiscal 2001 and 2002, impairment charges on aircraft.

         We record aircraft at acquisition cost upon delivery. Depreciable life is determined by using economic analysis, reviewing existing fleet plans, and comparing estimated lives to other airlines operating similar fleets. Older generation aircraft are assigned lives that are consistent with our experience and other airlines. As aircraft technology has improved, useful life has been extended. Residual values are estimated based on our historical experience with regard to the sale of both aircraft and spare parts, and are established in conjunction with the estimated useful lives of the aircraft. Residual values are based on current dollars when the aircraft are acquired and typically reflect values for assets that have not reached the end of their physical lives. Both depreciable lives and residual values are revised annually to recognize changes in our fleet plans and changes in conditions. The values reflected on our balance sheet do not necessarily reflect the fair market value or appraised value of these assets.

         We evaluate the recoverability of a long-lived asset or asset group in accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, an impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The recoverability of the carrying amount of long-lived assets is determined by comparing the sum of the expected future, undiscounted net cash flows to be derived from the related assets to the net book value of the assets; an impairment loss is then recognized as the difference between the fair value and the net book value of the long-lived assets. The undiscounted cash flows estimate includes only cash flows that are directly associated with and that are expected to arise as a direct result of the use of the assets and incorporates our own assumptions about the use of the assets. The assumptions incorporate our internal budgets and projections based on historical use, existing contracts currently in place as well as the existing service potential of the assets at the date they are tested. For our fleet of B747s and DC9s aircraft, each aircraft is depreciated until an economic point in time, regardless of when the aircraft was purchased. DC9s are depreciated through 2023 and B747s are depreciated until a point in time that ranges from 2020 until 2028, depending upon the aircraft model. For our fleet of helicopters, each helicopter has an estimated useful life of ten years (See Note 3 of our condensed consolidated financial statements). Revenues and expenses incorporated in the undiscounted cash flows analysis are estimated based on the existing service potential of the assets, which is consistent with the estimated useful lives.

         If our projections of future undiscounted cash flows do not support the recoverability of our long-lived assets, an impairment charge is recorded to reduce the carrying value of our fleet to its fair value. The estimated magnitude of any such potential impairment charge could have a significant impact on our financial statements; however, the exact potential loss is not determinable as the exact resale value of our freighter aircraft is not specifically known. The fair value of our fleet at any time is based on the market conditions at the time and is affected by various factors most of which relate to the volume of air freight cargo being moved in the market. The fair value of an asset, for purposes of the assessment of impairment, is the amount at which that asset could be bought or sold in a current transaction between willing parties.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

         In fiscal 2002 and 2001, we recorded an impairment charge of $16 million for our DC9-33 aircraft fleet, and $20 million for two B747s, respectively, resulting from the anticipated decrease in future cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". For fiscal 2003, we evaluated our fleet in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Utilizing our current cash flow projections, and current analysis of aircraft value, management determined that no further impairment charge was necessary.

Allowance For Bad Debts

         We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and from contract disputes. The extension and revision of credit is established by obtaining credit rating reports or financial information of a potential customer. Trade receivable balances are evaluated at least monthly. If it is determined that the customer will be unable to meet its financial obligation to us as a result of a bankruptcy filing, deterioration in the customer's financial position, a contract dispute, or other similar events, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of November 30, 2003 and February 28, 2003, the accounts receivable balance of $47.6 million and $55.6 million, respectively, is reported net of allowances for doubtful accounts of $28.6 million and $33.5 million, respectively. If a customer's financial condition were to deteriorate, resulting in its inability to make payments, an additional allowance may need to be recorded, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

Goodwill

         On March 1, 2002, we adopted SFAS 142, which addresses financial accounting and reporting for goodwill and other intangible assets, including when and how to perform impairment tests of recorded balances. We have two reporting units, EAGLE and Helicopters, that have assigned goodwill of $5.5 million. Quoted stock market prices are not available for these individual reporting units. Accordingly, consistent with SFAS 142, our methodology for estimating the fair value of each reporting unit primarily considers discounted future cash flows. In applying this methodology, we make assumptions about each reporting unit's future cash flows based on capacity, expected revenue, operating costs and other relevant factors, and discount those cash flows based on each reporting unit's weighted average cost of capital. Changes in these assumptions may have a material impact on our consolidated financial statements.

Income Taxes

         In conjunction with preparing our consolidated financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense, and assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to our acceleration of depreciation on property and equipment, we could have a loss for accounting purposes but would still owe tax

Revenue Recognition

         Our principal sources of revenue are from air freight transportation services, ground logistics services, aircraft maintenance and repair services, helicopter and small aircraft services, and aviation sales, leasing and other services. Revenues from air freight transportation services are primarily recorded as cargo flights are completed. We enter into fixed-price contracts for flight activity, with some containing clauses for reimbursement of certain direct costs. Revenue from our ground logistic services, aircraft maintenance and repair services, helicopter and small aircraft services, and aviation sales, leasing and other services are recorded when services are rendered or goods are provided. To the extent our contracts contain provisions where customers pay fees for early termination, we record such fees when received.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

RECENT ACCOUNTING PRONOUONCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 were required to be applied by the Company beginning March 1, 2003. The impact of the adoption of this Statement has not had, and the Company does not expect it to have, a material impact on the consolidated financial statements.

         In December 2003, the FASB revised FAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. It requires additional disclosures to those in the original Statement No. 132. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The provisions of this Statement will be appropriately disclosed in the footnotes to the financial statements in accordance with the requirements of this statement, as they apply to the Company.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN45), Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and Interpretation of SFAS 5, 57, and 107 and Rescission of FIN 34. The Interpretation requires certain disclosures to be made by a guarantor about its obligations under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods after December 15, 2002. The Company adopted FIN 45 during 2003 and there was no effect on the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51, Consolidated Financial Statements, and subsequently revised in December 2003, with the issuance of FIN46-R. Interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Evergreen is required to adopt FIN 46-R as of the period ending May 31, 2005. While the Company has not completed its final assessment of the impact of FIN 46-R, based upon their preliminary assessment, management believes the Company may be the primary beneficiary of certain related party entities. The Company leases certain assets, consisting primarily of buildings and aircraft, from these entities. The financial statements of these entities may be included in the Company's financial statements for the period. Such inclusion is not expected to have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. For instruments issued prior to May 31, 2003, this standard is to be implemented by reporting the cumulative effect of a change in accounting principle as of July 1, 2003. The Company does not anticipate that the adoption of the statement will have a material impact on the results of operations, financial condition or cash flows of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

RESULTS OF OPERATIONS:

Three Months Ended November 30, 2003 Compared to the Three Months Ended November 30, 2002

         The following table sets forth information with respect to our reportable segments relating to the three months ended November 30, 2003 and November 30, 2002.

                                                 Three Months Ended
                                              November 30,   November 30,
                                                  2003          2002
                                            ------------------------------
                                                    (in millions)
Operating revenues:
Flight revenue                                  $  97.5          $  119.1
Sales of aircraft, parts, and other assets          3.4               3.0
Ground logistics services                          24.2              28.5
Support Services and other                          9.1              10.6
                                            ------------      ------------
Total operating revenues                          134.2             161.2

Operating expenses:
Flight costs                                       18.6              16.8
Fuel                                               25.1              32.4
Maintenance                                        18.5              20.0
Aircraft and equipment                             12.9              11.9
Costs of sales of aircraft, parts, and
other property and equipment                        1.4               2.1
Costs of ground logistics services                 22.5              23.8
Other support costs                                10.2              11.8
Selling, general and administrative                15.0              17.0
                                            ------------      ------------
Total operating expenses:                         124.1             135.8



Consolidated Operating Revenues

         Our consolidated operating revenues decreased $27.1 million, or 16.8%, to $134.2 million for the three months ended November 30, 2003 from $161.2 million for the three months ended November 30, 2002. The decrease in consolidated operating revenues for the three months ended November 30, 2003 was primarily the result of decreases in flight revenue, ground logistics services revenue and other support services. Flight revenue, ground logistics services revenue and other support services decreased $21.5 million, or 18.1%, and $4.3 million, or 15.2%, and $1.5 million, or 14.7%, to $97.5 million, and $24.2 million and $9.1 million from $119.1 million and $28.5 million and $10.6 million, respectively. Sales of aircraft, parts, and other assets increased $0.4 million, or 11.7%, to $3.4 million from $3 million.

         Flight revenue is derived principally from the operations of our EIA segment and, to a lesser extent, our EHI segment. Flight revenues decreased $21.5 million, or 18.1%, to $97.5 million for the three months ended November 30, 2003 from $119.1 million for the three months ended November 30, 2002.

         Flight revenues in our EIA segment decreased $21.7 million, or 19.5%, to $89.7 million for the three months ended November 30, 2003 from $111.4 million for the three months ended November 30, 2002, due to the following:

   o We had a reduction in our Asia charter revenue of $30.0 million to $8.2 million for the three months ended November 30, 2003 from $38.2 million for the three months ended November 30, 2002, due to higher flight activity during the three months ended November 30, 2002 which was related to the West Coast dock strike.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED

   o We had a reduction of $4.3 million due to the termination of two DC-9 contracts and a B-747 contract with Finnair.

   o We had a 3.4% reduction in our new AMC contract rate which became effective October 1, 2003.

         These reductions of flight revenues in our EIA segment were partially offset by an increase in AMC revenue of $13.8 million to $78.3 million for the three months ended November 30, 2003, from $64.5 million for the three months ended November 30, 2002, due to an increase in AMC block hours.

         AMC block hours rose 1,454, or 22.0%, to 6,698 in the three months ended November 30, 2003 from 5,244 for the three months ended November 30, 2002. This was primarily due to our higher charter flight activity during the three months ended November 30, 2002 which was related to the West Coast dock strike.

         The following table details EIA block hours by aircraft and contract type for the three months ended November 30, 2003 and November 30, 2002:

                                     Three Months Ended
                                -----------------------

B747 Block Hour Comparison:      November 30, 2003         November 30, 2002
                                 -----------------         -----------------
  AMC                                6,698                      5,244
  Other All-in                         535                      3,014
                                 -----------------         -----------------
    Total All-in                     7,233                      8,258

  ACMI                                   -                          8

      Total B747 Hours               7,233                      8,266
                                 -----------------         -----------------

  DC9 Block Hour Comparison:
  All-in                               113                        581
  ACMI                                 824                        725
                                 -----------------         -----------------
    Total DC 9 Hours                   937                      1,306
                                 -----------------         -----------------
      Total Block Hours              8,170                      9,572
                                 =================         =================

         Revenues from sales of aircraft, parts and other assets, which are primarily composed of sales of aircraft parts, increased $0.4 million, or 12.3%, to $3.4 million for the three months ended November 30, 2003 from $3.0 million for the three months ended November 30, 2002. This was primarily due to the following factors:

   o EASL segment's revenue from sales of aircraft parts increased $1.2 million, or 107.7%, to $2.3 million for the three months ended November 30, 2003 from $1.1 million for the three months ended November 30, 2002, from B-767 part sales.

   o EIA segment's revenue from sales of aircraft parts decreased $1.1 million, which was primarily due to a $0.7 million JT-9 engine sale that occurred during the three months ended November 30, 2002.

   o EAC segment's revenue increased $0.3 million, or 129.2%, to $0.5 million for the three months ended November 30, 2003 from $0.2 million for the three months ended November 30, 2002, due primarily to aircraft reclamation activity.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED

         Ground logistics services revenue decreased $4.3 million, or 15.2%, to $24.2 million for the three months ended November 30, 2003 from $28.5 million for the three months ended November 30, 2002. United States Postal Service (USPS) revenue decreased $2.6 million due to decreased SNET volume. Other third party revenue decreased $1.7 million due to a reduction in international air traffic.

         Support services and other revenues, which are primarily comprised of revenues generated by our EAC, decreased $1.6 million, or 14.7%, to $9.1 million for the three months ended November 30, 2003 from $10.6 million for the three months ended November 30, 2002. This was primarily due to the following factors:

   o EAC segment's support service revenue decreased $0.8 million, or 10.9%, to $6.7 million for the three months ended November 30, 2003 from $7.5 million for the three months ended November 30, 2002, due primarily to a reduction in third party revenues which resulted form the shifting of capacity in support of increased maintenance services provided to our EIA segment.

   o EHI segment's support service revenues decreased $0.6 million, or 72.6%, to $0.3 million for the three months ended November 30, 2003 from $0.9 million for the three months ended November 30, 2002, primarily due to a reduction in third party maintenance services.

   o EIA segment's support service revenues decreased $0.2 million to $0.0 million for the three months ended November 30, 2003 from $0.2 million for the three months ended November 30, 2002, due to a decrease in brokerage revenue and a reduction in rental revenue related to aircraft components.

Consolidated Operating Expenses

         Our consolidated operating expenses decreased $11.6 million, or 8.6%, to $124.1 million for the three months ended November 30, 2003 from $135.7 million for the three months ended November 30, 2002.

         Flight costs, which are composed primarily of crew salaries and related expenses, overflys, and teaming expenses, increased $1.8 million, or 10.8%, to $18.6 million for the three months ended November 30, 2003 from $16.8 million for the three months ended November 30, 2002, primarily the result of the following:

   o EIA segment's flight costs increased $1.3 million, or 8.1%, primarily due to increased Eurocontrol navigational charges due to the increase in AMC flights transiting Europe. In addition, there was a $1.0 million increase in our overflys related directly to the increase in AMC flights over Europe and AMC teaming charges were up $0.9 million due to an increase in AMC flight hours. These increases were offset by decreases in crew travel and other overflys that related to the Asian charters that we flew during the three months ended November 30, 2002 including the West Coast dock strike charters.

   o EHI segment's flight costs increased $0.5 million, or 85.4%, to $1.1 million for the three months ended November 30, 2003 from $0.6 million for the three months ended November 30, 2002, due to higher flight costs associated with the start up of new contracts.

         Fuel expense, which is attributable to the flight operations for our EIA and EHI segments, declined $7.3 million, or 22.5%, to $25.1 million for the three months ended November 30, 2003 from $32.4 million for the three months ended November 30, 2003, primarily due to the following:

   o EIA segment's fuel costs decreased $7.5 million, or 23.5%, to $24.4 million for the three months ended November 30, 2003 from $31.9 million for the three months ended November 30, 2002. A reduction in flight activity, which resulted in lower consumption, accounted for $4.2 million of the decrease. Lower fuel burn rates accounted for $0.5 million of the decrease, and price changes accounted for the remaining $2.8 million of the decrease.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED

   o EHI segment's fuel costs increased $0.2 million, or 39.3%, to $0.7 million for the three months ended November 30, 2003 from $0.5 million for the three months ended November 30, 2002, due to increased fuel purchases for third party sales and higher fuel prices.

         Maintenance expense is attributable principally to the operations of our EIA segment and, to a lesser extent, our EHI segment. Maintenance expense decreased $1.5 million, or 7.7%, to $18.5 million for the three months ended November 30, 2003 from $20.0 million for the three months ended November 30, 2002, primarily due to the following:

   o EIA segment's maintenance expense decreased $0.9 million, or 5.5%, to $14.7 million for the three months ended November 30, 2003 from $15.6 million for the three months ended November 30, 2002. Despite flying fewer hours, our airframe amortization was $1.3 million higher due to the increased capitalization costs of our "C" checks. This was offset by a $1.5 million reduction in engine overhaul amortization due to reduced flight hours and the utilization of additional leased engines.

   o EHI segment's maintenance expense decreased $0.7 million, or 15.2%, to $3.8 million for the three months ended November 30, 2003 from $4.5 million for the three months ended November 30, 2002, due to the capitalization of aircraft configuration costs related to new contracts which resulted in fewer hours spent on non-capitalizable maintenance activities.

         Aircraft and equipment expense is attributable to the operations or our EIA and EHI segments. Aircraft and equipment expense increased $1.0 million, or 8%, to $12.9 million for the three months ended November 30, 2003 from $11.9 million for the three months ended November 30, 2002, primarily due to the following:

   o EIA segment's aircraft and equipment expense increased $0.8 million, or 8.5%, to $10.5 million for the three months ended November 30, 2003 from $9.6 million for the three months ended November 30, 2002, primarily due to an increased number of leased engines utilized, which drove engine lease costs up $1.2 million offset by reductions of $0.2 million and $0.2 million in insurance and depreciation expenses respectfully.

   o EHI segment's aircraft and equipment expense increased $0.1 million, or 5.7%, to $2.4 million for the three months ended November 30, 2003 from $2.3 million for the three months ended November 30, 2002, related to increased subcontracting for brokering charter flights and lease payments on new aircraft.

         Costs of sales of aircraft, parts, and other property and equipment is derived principally from the sales activities of our EASL segment and to a lesser extent, the sales activities in our EHI, EIA, EAC and EAGLE segments. Cost of sales of aircraft, parts, and other property and equipment decreased $0.7 million, or 32.2%, to $1.4 million for the three months ended November 30, 2003 from $2.1 million for the three months ended November 30, 2002, principally due to the following:

   o EIA segment's cost of sales of aircraft, parts, and other property and equipment decreased $0.7 million to $0.0 million for the three months ended November 30, 2003 from $0.7 million for the three months ended November 30, 2002, primarily due in large part to the cost of sales related to a $0.7 million JT-9 engine sale that occurred during the three months ended November 30, 2002.

   o EHI segment's cost of sales of aircraft, parts, and other property and equipment decreased $0.5 million to $0.0 million for the three months ended November 30, 2003 from $0.5 million for the three months ended November 30, 2002, primarily due to decreased sales volume

   o EASL segment's cost of sales of aircraft, parts, and other property and equipment increased to $0.6 million, or 60.3%, to $1.5 million for the three months ended November 30, 2003 from $0.9 million for the three months ended November 30, 2002, from B-767 part sales.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED

         Costs of ground logistics services decreased $1.2 million, or 5.3%, to $22.5 million for the three months ended November 30, 2003 from $23.7 million for the three months ended November 30, 2002, as labor and other variable costs were reduced as a result of the reduction in services provided to the USPS and other third parties.

         Other support costs decreased $1.6 million, or 13.5%, to $10.2 million for the three months ended November 30, 2003 from $11.8 million for the three months ended November 30, 2002, primarily due to the following:

   o EIA segment's other support costs decreased $0.8 million, or 16.6%, to $3.9 million for the three months ended November 30, 2003 from $4.7 million for the three months ended November 30, 2002, due to a reduction of handling costs and landing fees associated with Asian charters including West Coast dock strike charters that occurred during the three months ended November 30, 2002 and decreased flight activity during the three months ended November 30, 2003.

   o EAC segment's other support costs decreased $1.1 million, or 23.0%, to $22.4 million for the three months ended November 30, 2003 from $23.7 million for the three months ended November 30, 2002, due to a decrease in sales.

   o Our 'Other' segment's other support costs increased $0.4 million, or 17.8%, to $2.4 million for the three months ended November 30, 2003 from $2.0 million for the three months ended November 30, 2002, due to a higher costs associated with an increase in the number of Christmas tree harvested. The number of trees harvested increased to 90 thousand from 44 thousand during the three months ended November 30, 2003 and November 30, 2002, respectively. In addition, cost of goods sold were higher during the three months ended November 30, 2003 which were associated with an increase in the number of hazelnuts sold.

         Selling, general and administrative expenses decreased $2.0 million, or 12%, to $15.0 million from $17.0 million for the three months ended November 30, 2002, primarily due to the following:

   o EIA segment's selling, general and administrative expenses decreased $2.8 million, or 26.3%, to $7.8 million for the three months ended November 30, 2003 from $10.6 million for the three months ended November 30, 2002, due to a reduction in legal and professional fees of $1.7 million over the period and lower administration costs.

   o EAC segment's selling, general and administrative expenses increased $0.4 million, or 27.8%, to $2.0 million for the three months ended November 30, 2003 from $1.6 million for the three months ended November 30, 2002, due primarily to higher sales and administrative expenses associated with increased sales activity.

   o EHI segment's selling, general and administrative expenses increased $0.2 million, or 10.6%, to $1.9 million for the three months ended November 30, 2003 from $1.7 million for the three months ended November 30, 2002, due primarily to an increased sales effort and higher facility costs.

Operating Income

         Operating Income decreased $15.4 million, or 60.6%, to $10.0 million for three months ended November 30, 2003 from $25.5 million for three months ended November 30, 2002. This decrease was the result of the factors discussed above.

Interest Expense

         Interest expense increased $1.0 million, or 12.9%, to $8.8 million for the three months ended November 30, 2003 from $7.8 million for the three months ended November 30, 2002, due to an increase in our average borrowing rate that resulted from our refinancing in May 2003 and the issuance of the 12% senior secured notes due 2010.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED

Other Income and (Expense)

         Other expense, net increased $0.12 million, or 198.8%, from $0.06 million of expense for the three months ended November 30, 2003 from $0.06 million of income for the three months ended November 30, 2002, primarily related to exchange rate gains and losses.

Income Tax Expense

         Income tax expense declined $6.4 million, or 93.4%, to $0.5 million for the three months ended November 30, 2003 from $6.8 million for the three months ended November 30, 2002, as pre-tax income declined $16.5 million to $1.2 million from $17.7 million. The effective tax rate was 38.1% and 38.4% for the three months ended November 30, 2003 and November 30, 2002, respectively.

Net Income

         Our net income decreased $10.3 million, or 95.8%, to $0.5 million for the three months ended November 30, 2003 from $10.7 million for the three months ended November 30, 2002, as a result of the factors discussed above.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED

RESULTS OF OPERATIONS:

Nine Months Ended November 30, 2003 Compared to Nine Months Ended November 30, 2002

         The following table sets forth information with respect to our reportable segments relating to the nine months Ended November 30, 2003 and November 30, 2002.

                                              Nine months ended November 30,
                                           ------------------------------------
                                              November 30,          November 30,
                                                2003                    2002
                                           ------------------------------------
                                                     (in millions)
Operating revenues:
Flight revenue                                  $  304.4            $  310.2
Sales of aircraft, parts, and other assets          11.4                 9.5
Ground logistics services                           74.5                82.7
Support services and other                          29.0                26.6
                                             ------------        ------------
Total operating revenues                           419.3               429.0

Operation expenses:
Flight costs                                        58.6                52.5
Fuel                                                76.3                80.4
Maintenance                                         52.2                51.1
Aircraft and equipment                              37.8                33.2
Costs of sales of aircraft, parts, and
other property and equipment                         8.3                 6.9
Cost of ground logistics services                   66.7                70.6
Other support costs                                 28.7                26.3
Selling, general and administrative                 53.0                47.2
                                             ------------        ------------
Total operating expenses:                          381.6               368.2
                                             ------------        ------------
Income from operations                           $  37.7             $  60.8
                                             ============        ============


Consolidated Operating Revenues

         Our consolidated operating revenues decreased $9.7 million, or 2.3%, to $419.3 million in the nine months ended November 30, 2003 from $429.0 million for the nine months ended November 30, 2002. The decrease in consolidated operating revenues for the nine months ended November 30, 2003 was primarily due to the result of decreases in flight revenue and ground logistics services revenue. Flight revenue and ground logistics services revenue decreased $5.8 million, or 1.9%, and $8.3 million or 10% to $304.4 million and $74.5 million from $310.2 million and $82.7 million respectively. Support services and other revenue and sales of aircraft, parts, and other assets increased $2.4 million, or 8.9% and $1.9 million, or 20.5%, to $29.0 million and $11.4 million from $26.6 million and $9.5 million, respectively.

         Flight revenue is derived principally from the operations of our EIA segment and, to a lesser extent, our EHI segment. Flight revenues decreased $5.8 million, or 1.9%, to $304.4 million for the nine months ended November 30, 2003 from $310.2 million for the nine months ended November 30, 2002 .

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED

         EIA segment flight revenue decreased $10.0 million, or 3.5%, to $274.1 million for the nine months ended November 30, 2003 from $284.0 million for the nine months ended November 30, 2002, due to the following:

   o We had a reduction in our Asia charter revenue of $39.1 million from $50.4 million for the nine months ended November 30, 2003 to $11.3 million for the nine months ended November 30, 2002, due to the higher flight activity during the nine months ended November 30, 2002 which was related to the West Coast dock strike.

   o We had a reduction of $5.9 million due to the termination of two DC-9 contracts and a B-747 contract with Finnair.

   o We had a 3.4% reduction in our new AMC contract rate which became effective October 1, 2003.

         These reductions in flight revenues in our EIA segment were partially offset by an increase in AMC revenue of $35.5 million to $245.5 million for the nine months ended November 30, 2003 from $210.0 million for the nine months ended November 30, 2002.

         AMC block hours increased by 3,868, or 22.6%, to 21,019 during the nine months ended November 30, 2003 from 17,151 during the nine months ended November 30, 2002 while other non-AMC block hours (charters) decreased 3,262, or 68.9%, to 1,475 from 4,737. In total, B747 block hours increased by 607, or 2.8%, to 22,503 from 21,896. Despite the increase in B747 block hours, EIA flight revenues were lower during the nine months ended November 30, 2003 compaired to the nine months ended November 30, 2002. These lower flight revenues were caused by a change in mix. Charters flown during the prior year generated higher hourly revenue than that of AMC flights. Charter activity was high during the nine months ended November 30, 2002 due to port closures that resulted from the West Coast dock strike.

         The following table details EIA block hours by aircraft and contract type for the nine months ended November 30, 2003 and November 30, 2002:


                                     Nine months ended November 30,
                               --------------------------------------------
747 Block Hour Comparison:      November 30, 2003       November 30, 2002
                               --------------------    --------------------
  AMC                                       21,019                  17,151
  Other All-In                               1,475                   4,737
                               --------------------    --------------------
    Total All In                            22,494                  21,888
                               --------------------    --------------------

  ACMI                                           9                       8

      Total 747 Hours                       22,503                  21,896
                               --------------------    --------------------

  DC9 Block Hour Comparison:
  All-in                                     1,170                   1,809
  ACMI                                       2,497                   2,183
                               --------------------    --------------------
    Total DC 9 Hours                         3,667                   3,992
                               --------------------    --------------------

      Total Block Hours                     26,170                  25,888
                               ====================    ====================


         EHI segment flight revenues increased $4.2 million, or 15.9%, to $30.3 million for the nine months ended November 30, 2003 from $26.1 million for the nine months ended November 30, 2002 primarily as a result of the following:

   o new air ambulance service in Alaska accounted for an increase of $1.5 million in flight revenues during the current year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

   o there was an increase in charter activities during the current year that accounted for an increase of $1.2 million.

   o NASA shuttle recovery work during the current year increased current year flight revenues by $1.1 million.

   o EHI segment also recognized $0.4 million of additional revenue from various other flight activities that were related primarily to offshore oil support work.

         Revenues from sales of aircraft, parts, and other assets increased $1.9 million, or 20.5%, to $11.4 million for the nine months ended November 30, 2003 from $9.5 million for the nine months ended November 30, 2002. There were several offsetting factors driving this small increase in sales:

   o EIA segment's revenues from aircraft and part sales increased $1.2 million, or 34.4%, to $4.8 million for the nine months ended November 30, 2003 from $3.6 million for the nine months ended November 30, 2002, due to the sale of a Gulfstream II aircraft for $3.8 million offset by decreased sales in the nine months ended November 30, 2003 including two engine sales for $1.4 million that occurred in the nine months ended November 30, 2003.

   o EHI segment's revenues from aircraft and part sales decreased $0.6 million, or 58.0%, to $0.4 million for the nine months ended November 30, 2003 from $1.0 million for the nine months ended November 30, 2002, due to lower sales volume during the nine months ended November 30, 2003.

   o EASL segment's revenues from part sales increased $1.1 million, or 27.6%, to $5.3 million for the nine months ended November 30, 2003 from $4.1 million for the nine months ended November 30, 2002, due to third quarter B-767 part sales.

   o EAGLE segment's revenues from asset sales increased $0.3 million to $0.3 million for the nine months ended November 30, 2003 from $0.0 for the nine months ended November 30, 2002, due to the sale of two De-icers.

         Ground logistics services revenue decreased $8.3 million, or 10%, to $74.5 million for the nine months ended November 30, 2003 from $82.7 million for the nine months ended November 30, 2002, due to a reduction in USPS revenue caused by a decrease in USPS volume and a decrease in other third party revenue related to reduced international traffic.

         Support services and other revenues, which are primarily composed of revenues generated by our EAC, increased $2.4 million, or 8.9%, to $29.0 million for the nine months ended November 30, 2003 from $26.6 million for the nine months ended November 30, 2002, as a result of the following factors:

   o EAC segment's support service revenues increased $3.7 million, or 19.7%, to $22.7 for the nine months ended November 30, 2003 from $19.0 million for the nine months ended November 30, 2002, as a result of increased third party maintenance services performed.

   o EIA segment's support services and other revenues decreased $0.9 million, or 80.4%, to $0.2 million for the nine months ended November 30, 2003 from $1.1 million for the nine months ended November 30, 2002, primarily because of reduced freight forwarding brokering revenues.

   o EHI segment's support service revenues decreased $1.2 million, or 61.6%, to $0.8 million for the nine months ended November 30, 2003 from $2.0 million for the nine months ended November 30, 2002, due to reduced outside helicopter repair services.

Consolidated Operating Expenses

         Our consolidated operation expenses increased $13.3 million, or 3.6%, to $381.6 million for the nine months ended November 30, 2003 from $368.3 million for the nine months ended November 30, 2002. The majority of the increase was primarily due to the following factors:

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

         Flight costs, which are composed primarily of crew salaries and related expenses, overflys, and teaming expenses, increased $6.1 million, or 11.5%, to $58.6 million for the nine months ended November 30, 2003 from $52.5 million for the nine months ended November 30, 2002, primarily due to the following:

   o EIA segment's flight costs increased $5.5 million, or 11.8%, to $52.4 million from $46.9 million primarily due to higher Eurocontrol navigational charges associated with the increase in AMC flights transiting Europe in support of the war in Iraq.

   o EHI segment's flight costs increased $0.5 million, or 9.5%, to $6.1 million for the nine months ended November 30, 2003 from $5.6 million for the nine months ended November 30, 2002, due to higher flight costs associated with new contracts.

         Fuel expense decreased $4.1 million, or 5.1%, to $76.3 million for the nine months ended November 30, 2003 from $80.4 million for the nine months ended November 30, 2002, primarily due to the following:

   o EIA segment's fuel costs decreased $4.4 million, or 5.6%, to $74.6 million for the nine months ended November 30, 2003 from $79.0 million for the nine months ended November 30, 2002. Credits on fuel excise tax accounted for $1.9 million of the decrease. Lower fuel burn rates accounted for $0.7 million of the decrease, and price changes accounted for the remaining $1.8 million of the decrease.

   o EHI segment's fuel costs increased $0.3 million, or 22.4%, to $1.7 million for the nine months ended November 30, 2003 from $1.4 million for the nine months ended November 30, 2002, as the result of increased flight activity, increased fuel purchases for third party sales and higher fuel prices.

         Maintenance expense is attributable principally to the operations of our EIA segment and, to a lesser extent, our EHI segment. Maintenance expense increased $1.1 million, or 2.2%, to $52.2 million for the nine months ended November 30, 2003 from $51.1million for the nine months ended November 30, 2002, primarily due to the following:

   o On a consolidated basis our EIA segment had $0.7 million higher maintenance labor, airframe check and maintenance material costs related to the increase in flight activity offset by $0.8 million lower engine overhaul costs amortization in the current year due to our leasing of engines rather than our utilization of Evergreen overhauled engines for a net $0.1 million decrease in total maintenance cost.

   o EHI segment's maintenance expense increased $1.2 million, or 20.2%, to $7.4 million for the nine months ended November 30, 2003 from $6.1 million for the nine months ended November 30, 2002, due primarily to higher maintenance costs associated with the increased flight activity and repairs required on the S-64 Skycrane.

         Aircraft and equipment expense is attributable to the operations of our EIA and EHI segments. Aircraft and equipment expense increased $4.6 million, or 14%, to $37.8 million for the nine months ended November 30, 2003 from $33.2 million for the nine months ended November 30, 2002, primarily as a result of the following:

   o EIA segment's aircraft and equipment expense increased $3.0 million, or 10.9%, to $30.5 million for the nine months ended November 30, 2003 from $27.5 million for the nine months ended November 30, 2002, primarily due to an increase in leased ("power-by-the-hour") engines costs of $3.3 million offset by reductions in both insurance and depreciation of $0.3 million.

   o EHI segment's aircraft and equipment expense increased $1.6 million, or 28.6%, to $7.3 million for the nine months ended November 30, 2003 from $5.7 million for the nine months ended November 30, 2003, primarily due to increased subcontracting for brokering charter flights and increased lease payments.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

         Costs of sales of aircraft, parts, and other property and equipment increased $1.3 million, or 19.4%, to $8.3 million for the nine months ended November 30, 2003 from $6.9 million for the nine months ended November 30, 2003, primarily due to the following:

   o EIA segment's cost of sales of aircraft, parts and other property and equipment increased $3.3 million, or 211.2%, to $4.9 million for the nine months ended November 30, 2003 from $1.6 million for the nine months ended November 30, 2002, primarily due to the sale of a Gulfstream II aircraft that carried costs of $4.8 million. This increase was offset by decreases in other asset sales within the EIA segment including a $0.7 million JT-9 engine sale that occurred during the three months ended November 30, 2002.

   o EHI segment's cost of sales decreased $1.5 million, or 89.3%, to $0.2 million for the nine months ended November 30, 2003 from $1.6 million for the nine months ended November 30, 2002, due to decreased sales volume

   o EAC segment's cost of sales decreased $0.7 million to $0.0 million for the nine months ended November 30, 2003 from $0.7 million for the nine months ended November 30, 2002, from reduced sales activity.

         Cost of ground logistics services decreased $3.9 million, or 5.5%, to $66.7 million for the nine months ended November 30, 2003 from $70.6 million for the nine months ended November 30, 2002, due to the reduction in USPS revenue, and other third party revenue along with cost reduction actions initiated.

         Other support costs increased $2.4 million, or 9.3%, to $28.7 million for the nine months ended November 30, 2003 from $26.3 million for the nine months ended November 30, 2002, due primarily to the following:

   o EIA segment's other support costs increased $0.3 million, or 2.7%, to $11.0 million for the nine months ended November 30, 2003 from $10.7 million for the nine months ended November 30, 2002. The increase was caused primarily because of flight and ground-handling services incurred during the nine months ended November 30, 2003, related to higher flight activity. This increase was offset by a reduction of handling costs and landing fees associated with Asian charters including West Coast dock strike charters that occurred during the three months ended November 30, 2002 and decreased flight activity during the three months ended November 30, 2003

   o EAC segment's other support costs increased $1.0 million, or 8.8%, to $12.3 million for the nine months ended November 30, 2003 from $11.3 million for the nine months ended November 30, 2002, as a result of increased maintenance service sales activity

   o Our 'Other' segment's other support costs increased $1.1 million, or 27.0%, to $5.4 million for the nine months ended November 30, 2003 from $4.3 million for the nine months ended November 30, 2002, as a result of higher sales of agricultural products.

         Selling, general and administrative expenses increased $5.8 million or 12.3%, to $53.0 million for the nine months ended November 30, 2003 from $47.2 million for the nine months ended November 30, 2002, as a result of the following:

   o EIA segment's selling, general and administrative expenses increased $1.0 million, or 3.8%, to $26.4 million for the nine months ended November 30, 2003 from $25.4 million for the nine months ended November 30, 2002, due primarily to a decrease in legal and professional fees offset by an increase in salary expense and rent expense related to the acquisition of the G-4.

   o EAGLE segment's selling, general and administrative expenses increased $2.1 million, or 38.8%, to $7.6 million for the nine months ended November 30, 2003 from $5.5 million for the nine months ended November 30, 2002, primarily because of a $2.0 million reserve taken against U.S. Postal Service receivables.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

   o EAC segment's selling, general and administrative expenses increased $0.8 million, or 14.5%, to $6.6 million for the nine months ended November 30, 2003 from $5.7 million for the nine months ended November 30, 2002, due primarily to higher sales and administrative expenses associated with increased sales activity;

   o EHI segment's selling, general and administrative expenses increased $1.7 million, or 26.5%, to $7.9 for the nine months ended November 30, 2003 million from $6.3 million for the nine months ended November 30, 2002, due primarily to increased sales efforts.

   o EASL segment's selling, general and administrative expense increased $0.5 million, or 19.4%, to $3.1 million for the nine months ended November 30, 2003, from $2.6 million for the nine months ended November 30, 2002, primarily as the result of increased marketing efforts with higher travel expenses and rents.

   o Our `Other' segment's selling, general and administrative expenses decreased $0.3 million, or 17%, to $1.4 million for the nine months ended November 30, 2003 from $1.7 million for the nine months ended November 30, 2003, due primarily to staff reductions.

Income from operations

         Income from operations decreased $23.1 million, or 38%, to $37.7 million for the nine months ended November 30, 2003 from $60.8 million for the nine months ended November 30, 2002. This decrease resulted primarily from the decrease in EIA flight revenues (discussed above) which were primarily due to the lower percentage or charters flown and the decrease in ground logistics services revenue resulting from the decrease in USPS related revenues.

Interest Expense

         Interest expense increased $4.4 million, or 19.4%, to $27.3 million for the nine months ended November 30, 2003 from $22.8 million for the nine months ended November 30, 2002, primarily as a result of:

   o an increase in our average borrowing rate that resulted from our refinancing in May 2003 and the issuance of the 12% senior secured notes due 2010.

   o $1.1 million in higher interest charges by a former loan syndicate in exchange for a term extension while refinancing arrangements with new loan sources were arranged.

Other Income and Expense

         Other income/expense increased $2.5, or 137.5%, to $4.3 million for the nine months ended November 30, 2003 from $1.8 million for the nine months ended November 30, 2002, primarily due to the following:

   o EIA segment's other income increased $4.2 million to $4.2 million for the nine months ended November 30, 2003 from $0.0 million for the nine months ended November 30, 2002, due to a non-recurring $4.1 million insurance settlement.

   o Other segment's other income decreased $1.8 million to $0.0 million for the nine months ended November 30, 2003 from $1.8 million for the nine months ended November 30, 2002, due to the sale of agricultural acreage for $1.8 million during the nine months ended November 30, 2002 with no acreage sold during the nine months ended November 30, 2003.

Income Tax Expense

         Income tax expense declined $9.7 million, or 63.5%, to $5.6 million for the nine months ended November 30, 2003 from $15.3 million for the nine months ended November 30, 2003, primarily due to a $25.1 million decline in pre-tax income. The effective tax rate was 38.0% and 38.6% for the nine-month periods ended November 30, 2003 and November 30, 2002, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

Net Income

         Our net income decreased $15.4 million, or 64.8%, to $8.4 million for the nine months ended November 30, 2003 from $23.7 million for the nine months ended November 30, 2002 as a result of the factors discussed above.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements relate mostly to the maintenance of our aircraft and other equipment, and working capital requirements. Our working capital requirements typically peak at the end of our fiscal third quarter and during our fiscal fourth quarter, which coincide with our peak revenue generation season. Historically, we have funded our cash requirements through our cash flows from operations, borrowings and the sale of assets. As of November 30, 2003, we had cash and cash equivalents of $0.7 million compared to cash and cash equivalents of $14.0 million at November 30, 2002.

Cash flows from operating activities.

         Cash flows from operating activities have historically been driven by net income combined with fluctuations in operating assets and liabilities. We generated $41.3 million in cash during the nine months ended November 30, 2003 compared with $87.0 million for the nine months ended November 30, 2002.

         Cash provided by operations was the result of net income of $8.4 million adjusted primarily for non-cash charges such as depreciation and amortization, and deferred taxes. In addition, adjustments to reconcile net income to net cash provided by operating activities included a $15.8 million decrease in accounts payable and accrued liabilities related mostly to our new financing arrangements, a $1.6 million decrease in income taxes payable, a $6.6 million decrease in prepaid expenses and other assets, a $4.1 million net gain from an insurance settlement, and a $6.2 million decrease in accounts receivable associated with the settlement agreement the Company entered into with the U.S. Postal Service regarding payment for additional services performed under the S-NET contract during April, 2003.

Cash flows from investing activities.

         Cash flows used in investing activities include purchases of property, equipment, overhauls; proceeds from the sale of property and equipment, collections on notes receivable from affiliates and changes to other assets. Capital expenditures primarily comprise purchases of additional parts, aircraft, investments in airframes, engine overhauls and enhancements to aircraft. To a lesser extent, net cash used in investing activities includes purchases of equipment purchases associated with our EAGLE locations and expansion at existing EAGLE locations.

         Capital expenditures of $45.6 million and $41.4 million were incurred in the nine months ended November 30, 2003 and November 30, 2002, respectively. Capital expenditures for the nine months ended November 30, 2003 consisted primarily of $31.1 million of expenditures by the EIA segment primarily for normal airframe overhauls and system upgrades on our fleet of B-747s and DC-9s, rotables repairs, equipment acquisitions and engine acquisitions. Capital expenditures for the nine months ended November 30, 2003 by the EHI segment were $9.8 million and consisted primarily of aircraft purchases and deferred overhauls and configuration costs during the nine months ended November 30, 2003.

         During the nine months ended November 30, 2003, proceeds from asset sales were $5.5 million primarily for the sale of a G-2 aircraft. We also received proceeds of $8.2 million from an insurance settlement to repair a damaged aircraft; $4.1 million of these proceeds were used to buy out the related lease. Partially offsetting these proceeds were $2.1 million in aircraft deposits related to the purchase of the a Gulfstream IV aircraft and $0.5 million for a standby letter of credit in connection with a contract for our Helicopters segment.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, CONTINUED

Cash flows from financing activities.

         Net cash used by financing activities was $7.6 million for the nine months ended November 30, 2003, as a result of the refinancing in May 2003. The refinancing was composed of Aviation's issuance of $215 million senior second secured notes that mature in 2010 and a $100 million collateralized revolving credit facility with $70.6 million drawn as of November 30, 2003.

      Proceeds from the refinancing were used to repay the outstanding $264.7 million under the old credit facility. In comparison, financing activities for the nine months ended November 30, 2002 resulted in a $39.9 million net usage of cash as the previous credit facility was being paid down (see Note 4). In securing the refinancing, $15.1 million in loan acquisition costs were incurred. These costs will be amortized over the lives of the two loans using the effective interest method.

The following table summarizes our contractual cash obligations as of November 30, 2003:


                                             Operating
                   Long-term   Short-term      Lease       Purchase        Other
Fiscal                Debt        Debt      Obligations  Obligations   Obligations(1)  Total
--------------------------------------------------------------------------------------------
                                           (in millions)
                                           -------------
2004 ............  $   0.0     $  12.5      $    2.8      $   0.0        $   0.8    $   16.1
2005 ............     17.1         0.0           9.2          0.0            3.0        29.3
2006 ............     12.5         0.0           5.8          0.0            3.0        21.3
2007 ............      9.7         0.0           2.4          0.0            3.0        15.1
2008 ............      9.3         0.0           1.9          0.0            3.0        14.2
Thereafter ......  $ 250.3     $   0.0      $    5.5      $   0.0        $   0.0    $  255.8

(1) Other obligations consist exclusively of contractual obligations payable pursuant to an employment contract we entered into in May 2003 with our Chief Executive Officer and Chairman, Mr. Smith. The employment agreement provides for compensation at a rate of $3.0 million per year and a one-time bonus in the amount of $4.0 million, which was paid after completion of the refinancing of our old credit facility in May 2003.


         In addition to items noted in the table above, there are also certain fees for which we could be liable during fiscal 2004, that we believe would not exceed $10.0 million and would probably be significantly less. There is also a customer who claims we owe them approximately $8.0 million. We do not agree that this amount is owed. There has been no contact from, or inquiries or discussions with this customer regarding this amount for an extended period of time and as of November 30, 2003 we have no knowledge of any pending litigation with respect to this matter. Since this customer has not contacted us about this matter any further and we continue to maintain good relations with this customer on other accounts, we do not expect any further action regarding this matter. There is also a possibility that we may be asked to return all or a portion of the $7.2 million that we received in fiscal 2002 for our claims for losses pursuant to the Air Transportation Safety Stabilization Act. As of November 30, 2003, we have received no further correspondence and have not participated in any further negotiations regarding this matter and we do not anticipate that we will be required to pay any additional amounts. To the extent we need to actually pay these amounts, we believe cash on hand and amounts expected to be available under our new revolving credit facility will be sufficient.

         Our largest customer, the AMC, has reduced expansion mission requests for the months of January and February due to the AMC operating missions with military transport aircraft in place of commercial aircraft. This is being done in order to move cargo by airlift into IRAQ because of FAA continued prohibition of US carrier operations into Iraq. It is not clear what the impact to revenues will be but could reduce AMC Revenues by 25% and impact liquidity for an unknown period of time. The Company has and will take actions to minimize the impact to liquidity by reducing operating costs, fixed costs and capital expenditures as necessary. Page 41

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With respect to interest rate risks at November 30, 2003, we had fixed rate debt of $229.2 million, and variable rate debt of $82.1 million. Based on the average outstanding month-end balances during the nine months ended November 30, 2003, each 1% increase in interest recalculated on our variable rate debt would have increased our annual interest cost by approximately $0.8 million, and a 1% increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $11.9 million. We have not entered into any obligations for trading purposes.

         With respect to foreign currency exchange rate risks, although some of our revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. We maintain minimal balances in foreign bank accounts to facilitate payment of expenses.

         We are not exposed to commodity price risks except with respect to the purchase of aviation fuel. However, fluctuations in the price of fuel have not had a significant impact on our results of operations in recent years because, in general, our contracts with customers limit our exposure to increases in fuel prices. We purchase no fuel under long-term contracts nor do we enter into futures or swap contracts at this time.

Item 4.   Controls and Procedures.

                  (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's current controls and procedures require further enhancements to ensure that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. At this time, management has determined that disclosure controls and procedures may not be sufficient to ensure that data errors and control problems are detected, and to confirm that appropriate corrective action, including process improvements, is undertaken. In order to review the financial condition and prepare the financial disclosures in this document, the Company's management has been responding to recommendations from the Company's auditors to properly and accurately account for the financial information contained in this Form 10-Q. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information and the related disclosures that is contained in this Form 10-Q. Additional analysis was performed on consolidated income statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Based on this review, management has determined that these enhancements should include: (i) quarterly diligence by an appointed audit committee and disclosure committee; and (ii) more timely reconciliations of certain of its accounts to limit year-end audit adjustments. The Company is in the process of implementing these enhancements.

                  (b) Internal Control Over Financial Reporting. Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently involved in certain legal proceedings as discussed below. We currently plan to vigorously defend against these lawsuits, however, because of uncertainties related to both the potential amount and range of loss from the pending litigation, management is unable to make a reasonable estimate of the liability that could result if there were an unfavorable outcome in any of these legal proceedings. As additional information becomes available, the Company will re-assess the potential liability related to pending litigation and revise the estimates accordingly. Revisions of the Company's estimates of such potential liability could materially impact its results of operations, financial condition or cashflows.

         On September 19, 2001, we instituted proceedings in the United States District Court for the State of Oregon against Asiana Airlines to recover certain amounts owed to us pursuant to a freighter service agreement with Asiana, which began January 28, 2000 and expired February 28, 2003. The agreement required us to provide the aircraft (B747), crew, maintenance and insurance. Asiana was required to pay all other costs incurred in the performance of the contract. The contract provided for minimum payments based on guaranteed block hour utilization as defined in the agreement. On August 28, 2001, Asiana paid us for block hour utilization for the first week of September and gave notice that no further payments would be made. Asiana did not reimburse us for certain costs that we incurred during performance under the terms of the contract. We completed the mission in progress and returned the aircraft to the United States. Since the agreement was in force until February 28, 2003, a jury returned a verdict of $16.6 million in our favor against Asiana. On April 28, 2003, the court denied our motion for prejudgment interest. On April 28, 2003, the court entered judgment in our favor in the amount of $16.6 million. On May 2, 2003, Asiana moved to stay the execution of the judgment pending hearing on post-judgment motions. On May 5, 2003, the court granted the stay of execution, as of the date Asiana posts sufficient bond. In May 2003, Asiana posted a cash bond in the amount US $17,387,139. An order denying Asiana's post-judgment motions and awarding us $38,053 in costs was entered on September 26, 2003. On October 24, 2003 Asiana filed a notice of Appeal. The court ordered a settlement assessment conference for December 18, 2003 which was reconvened on January 5, 2004. At the settlement conference it was determined that further settlement discussions are not likely to be fruitful. Briefing on the appeal is scheduled to begin in February 2004.

         On August 19, 2002, we instituted proceedings against the United States of America in the United States District Court for the district of Alaska for a declaration that the Rural Service Improvement Act of 2002 (the "Rural Service Act") is unconstitutional. The Rural Service Act, which went into effect on August 2, 2002, prohibits EIA from bidding on contracts for the delivery of Alaska nonpriority bypass mail. We subsequently consolidated our claims with a prior lawsuit asserting similar claims filed by Alaska Central Express, Inc. Plaintiffs, including EIA, and the defendant, the U.S. government, have filed cross-motions for summary judgment on the constitutional claims. Briefing on these motions closed on May 9, 2003. The district court granted the U.S. government's motion for summary judgment and dismissed our claim with prejudice on September 29, 2003. On October 30, 2003, EIA filed an appeal to the decision to the Ninth Circuit Court of Appeals. EIA also filed a takings claim for money damages to recover for the economic loss of the use of assets which were committed to performance of the bypass mail operations. EIA has not yet fully quantified those losses. This claim is being transferred to the U.S. Court of Claims in Washington, D.C. and is expected to be stayed pending decision on the constitutionality claim by the District Court in Alaska. The outcome of these proceedings will not impact our ability to operate services for the U.S. Postal Service in the Alaska market. Although we have not generated significant revenues from nonpriority bypass mail services in the past, an adverse outcome of these proceedings would prevent us from offering these services in the future.

         On August 2, 2001, Airfreight Express Ltd. and AFX Capital Ltd. filed suit in the Pima County Superior Court in Arizona State Court against us alleging among other things breach of contract and fraud and seeking approximately $10 million in compensatory and punitive damages, attorneys' fees and costs. On October 3, 2001, we moved to dismiss the complaint on the grounds that it was barred by a previous settlement agreement, which the court denied on February 5, 2002. The plaintiff amended its complaint on June 28, 2002 to claim breach of contract, breach of the covenant of good faith and fair dealing and for a declaratory judgment that the release was void for duress and lack of consideration and fraud. On November 1, 2002, Evergreen filed a motion for security of costs requesting that the plaintiff post a $50,000 security bond. The court ordered the plaintiff to post a security bond in the amount of $15,000 and AFX complied with the order by posting cash. On November 13, 2002, we crossclaimed that the claims were barred by the settlement agreement and that the settlement agreement was fully enforceable. We also claimed breach of contract of the settlement agreement, breach of the covenant of good faith and fair dealing, and unjust enrichment. Evergreen filed a motion to dismiss plaintiff's second amended complaint on March 21, 2003 and a motion for summary judgment on March 27, 2003. On September 22, 2003, the court denied the motion to dismiss. On October 13, 2003, Evergreen filed a second motion to dismiss. The court granted the second motion to dismiss on October 30, 2003. Trial on Evergreen's counterclaim is currently set for February 24, 2004. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously.

         On February 11, 2003, Tridair Repair and Manufacturing, Inc. filed a complaint against us in the United States District Court for the Central District of California, alleging, among other things, fraud and breach of contract ("California Action). The allegations related to an aircraft salvage contract, entered into on or about June 3, 2002, under which we performed aircraft salvage services for Tridair in return for payment. After Tridair transferred its litigation rights to an entity named Diversified Aero Asset Management, Inc. (which also sued EAC in the same court for similar claims on February 14, 2003), Diversified amended its complaint to include the Tridair claims on March 17, 2003. Diversified claims fraud, breach of contract, claim and delivery and conversion, and seeks $10.6 million plus the fair market value of the parts. On April 2, 2003, we filed a motion to dismiss for lack of jurisdiction, or in the alternative, to transfer the case to federal court in Arizona. The California Action has been dismissed, and the parties have filed competing claims on the same matters in Arizona State court. The Arizona State court action is in the discovery stage. We filed a motion for summary judgment on August 22, 2003. The hearing was held on October 20, 2003. The judge took the matter under advisement. Discovery is continuing. Trial is scheduled for November 30, 2004. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously.

         On or around May 22, 2003, Banc of America Securities LLC filed suit in the Superior Court of the County of Meeklenburg for the State of North Carolina against Evergreen International Aviation and certain of its subsidiaries. The complaint alleges claims for breach of contract and quantum merit, arising out of the agreements with the plaintiff to act as our financial agent and payment of related fees. The damages are unspecified. We have retained local counsel but have not yet been required to respond to the complaint. On August 25, 2003, we filed a motion to dismiss or stay for lack of personal jurisdiction. On November 10, 2003, the North Carolina Superior Court denied our motions. No written order has been issued. On November 12, 2003, we appealed the motion to dismiss for lack of jurisdiction. The action is stayed pending appeal of those issues, and there will be no discovery or trial until resolution of those appeals. The Company believes it has meritorious defenses to the allegations in the complaint and intends to defend the case vigorously.

         We currently plan to vigorously defend against these lawsuits. We are a party to a number of other claims and lawsuits arising in the normal course of our business. However, we do not consider the ultimate liability with respect to those other claims and lawsuits to be material in relation to our consolidated financial condition or operations.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

         31.1     Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EVERGREEN HOLDINGS, INC.
                                       ------------------------
                                            (Registrant)


January 14, 2004                       /s/ Timothy G. Wahlberg
----------------                       ------------------------
(Dated)                                Timothy G. Wahlberg
                                       President



January 14, 2004                       /s/ John Irwin
----------------                       ------------------------
(Dated)                                John A. Irwin
                                       Treasurer

                                 Exhibit Index


31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2004

                                                                    EXHIBIT 31.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy G. Wahlberg, President and principal executive officer of Evergreen Holdings, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Evergreen
         Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and, except as disclosed in this report, have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: January 14, 2004                               /s/Timothy G. Wahlberg
                                                     --------------------------
                                                     Timothy G. Wahlberg

                                                                    EXHIBIT 31.2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                             PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Irwin, Treasurer and principal financial officer of Evergreen Holdings, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Evergreen
         Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and, except as disclosed in this report have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: January 14, 2004                               /s/ John A. Irwin
                                                     --------------------------
                                                     John A. Irwin

                                                                   EXHIBIT 32.1

                    Certification of CEO and CFO Pursuant to
                            18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Evergreen Holdings, Inc. (the "Company") for the quarterly period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Timothy G. Wahlberg, as the President and the equivalent of the chief executive officer of the Company, and John A. Irwin, as Treasurer and the equivalent of the chief financial officer of the Company, each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge, except as disclosed in the Report:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Timothy G. Wahlberg
---------------------------
Name:  Timothy G. Wahlberg
Title: President
Date:  January 14, 2004


/s/ John A. Irwin
---------------------------
Name:  John A. Irwin
Title: Treasurer
Date:  January 14, 2004

This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of ss.18 of the Securities Exchange Act of 1934, as amended.