Form 10-K
period 2004-02-29
EVERGREEN HOLDINGS INC
filed 2004-06-15
CIK 1263810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     FORM 10-K

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the Fiscal Year Ended February 29, 2004

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         For the transition period from _______ to ________



                      COMMISSION FILE NUMBER: 333-109667-01

                       THE TRUST CREATED FEBRUARY 25, 1986
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   No X

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes   No X


         Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class Outstanding as of February 29, 2004 Trust Equity None


                                TABLE OF CONTENTS

PART I

Item 1.    Business.............................................................
Item 2.    Properties...........................................................
Item 3.    Legal Proceedings....................................................
Item 4.    Submission of Matters to a Vote of Security Holders..................

PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholders Matters.................................................
Item 6.    Selected Consolidated Financial Data.................................
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........
Item 8.    Consolidated Financial Statements and Supplementary Data.............
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.................................................
Item 9A.   Controls and Procedures..............................................

PART III

Item 10.   Directors and Executive Officers of the Registrant...................
Item 11.   Executive Compensation...............................................
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......
Item 13.   Certain Relationships and Related Transactions.......................
Item 14.   Principal Accounting Fees and Services...............................

PART IV

Item 15.   Exhibits, Signatures, Financial Statement Schedules, and
           Reports on Form 8-K..................................................


                                     PART I


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

         This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain statements that describe our beliefs concerning future business conditions, prospects, growth opportunities, and our financial outlook based upon currently available information. Wherever possible, we have identified these "forward-looking" statements (as defined in Section-21E of the Securities Exchange Act of 1934, as amended) by words such as "anticipates", "believes", "could", "may", "intends", "estimates", "expects", "projects", and similar phrases. These forward-looking statements are based upon assumptions we believe are reasonable.

         Such forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to:

       o Our reliance on a few customers, particularly the U.S. Air Force Air Mobility Command and the U.S. revenue. Postal Service, with whom we currently have contracts to provide services that generate a large portion of our

       o Our future compliance with the terms of our debt agreements and other material contracts.

       o General conditions in the aviation industry, including competition and demand for air cargo services.

       o Our ability to adequately maintain our fleet.

       o The effect of government laws and regulations, particularly those relating to aviation and transportation.

       o The effect of national, international and regional political and economic conditions, and fluctuations in currency rates.

       o Risks related to our operations in dangerous locations and the hazardous cargo we carry.

       o Risks related to war, terrorist attacks, expropriation of our property and hostilities directed at U.S. companies abroad.

       o Our dependence on certain key personnel.

       o Our ability to maintain adequate insurance coverage at favorable prices.

       o Fluctuations in the cost of fuel.

       o Our ability to adequately comply with the requirements of the Sarbanes-Oxley Act.

       o Our ability to address and correct material weaknesses within our internal controls, which could affect our ability to provide accurate financial statements.

         Forward-looking statements made by us or on our behalf are subject to these factors. We undertake no obligation to publicly update or revise our forward-looking statements included in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

ITEM 1. BUSINESS

OVERVIEW

         Evergreen Holdings, Inc. ("Holdings"), an Oregon corporation organized in 1997, is the parent company of Evergreen International Aviation, Inc. (or "Aviation," "Evergreen," the "Company," "we," "us," or "our") and its subsidiaries. Evergreen is a leading integrated provider of worldwide airfreight transportation, aircraft ground handling and logistics, helicopter, small aircraft, aircraft maintenance and repair services. Mr. Delford M. Smith, our Chairman, founded Evergreen in 1960 with three helicopters. Today we have a fleet of 76 commercial aircraft and helicopters, including ten Boeing B747s and seven DC9s, with the capability of providing aviation services throughout the world. We have provided air services to locations in over 150 countries while maintaining a reputation for safety and reliability. We generally provide our services under U.S. dollar-denominated contracts to a broad base of long-standing customers, including the U.S. Air Force Air Mobility Command ("AMC"), the U.S. Postal Service ("USPS"), freight forwarders, domestic and foreign airlines, industrial manufacturers and other government agencies. We are the largest commercial provider of B747 wide body air cargo services to the U.S. military based on entitlement for the military fiscal year beginning October 1, 2003. Over the past two years, we have redeployed our wide-body fleet to more profitable business by transitioning away from freight forwarders and other commercial customers and toward the U.S. military. Our diverse customer base, our commitment to the U.S. military and our ability to deploy aircraft to match market conditions give us the agility to respond to changes in the demand for our services within different economic sectors.

DEFAULTS UNDER OUR DEBT OBLIGATIONS

         The Company was in default of its fixed charge coverage ratio with PNC Bank, under its revolving credit facility at February 29, 2004. Paying off all obligations related to PNC BANK cured the default. The source of the payoff were funds obtained on May 13, 2004, when the Company and certain of its subsidiaries entered into a financing arrangement and refinanced its existing senior secured credit facility. The new financing arrangement is a three-year senior secured credit facility with Wells Fargo Foothill, part of Wells Fargo & Company and Ableco Finance LLC. See Note 5 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.

BUSINESS SEGMENTS

         The following chart outlines our business segments and the respective historical contribution to our consolidated operating revenues by those segments, after inter-company eliminations.



                               OPERATING REVENUES
                                  (in millions)

                                                       FISCAL 2004          FISCAL 2003           FISCAL 2002
                                                       -----------          -----------           -----------
                                                                                                 (As restated)
Evergreen International Airlines ..............    $  350.0      65.3%  $  374.5      65.2%  $  267.5      59.7%
Evergreen Aviation Ground Logistics Enterprises       100.4      18.7%     129.7      22.6%     122.3      27.3%
Evergreen Helicopters .........................        39.3       7.3%      35.2       6.1%      28.1       6.3%
Evergreen Air Center ..........................        31.9       5.9%      23.9       4.2%      20.1       4.5%
Evergreen Aircraft Sales & Leasing ............         7.0       1.3%       5.3       0.9%       5.7       1.3%
Evergreen Agricultural Enterprises ............         7.0       1.3%       5.7       1.0%       4.0       0.9%
                                                      -----      -----     -----      -----     -----      -----
Total .........................................    $  535.6     100.0%  $  574.3     100.0%  $  447.7     100.0%
                                                   ========     ======  ========     ======  ========     ======

Totals and percentages may not add due to rounding.



EVERGREEN INTERNATIONAL AIRLINES

         Through Evergreen International Airlines, or "EIA", we provide wide and narrow-body airfreight services throughout the world. We currently operate a fleet of ten B747 aircraft and seven DC9 aircraft. We deploy B747 aircraft to perform long-haul, wide-body, international operations and DC9 aircraft for short-haul domestic operations. Approximately 95%, 94% and 90% of our EIA revenue for fiscal year 2004, 2003, and 2002 respectively, came from our B747 service. We believe the composition of our fleet matches the markets in which we operate based on cargo lift capability, range, utilization and yield. We have flown B747s since 1986 and have significant expertise in the maintenance and operation of these aircraft for cargo applications.

         Although we are active year-round, revenue departures historically increase during September through December because of the build-up of inventory in anticipation of the holiday shopping season and increased U.S. Postal Service shipping volume during that period. Our dispatch reliability for our B747 fleet and for our DC9 fleet, measured within six minutes of scheduled time of departure, averaged 95.7% and 98.7% respectively during fiscal year 2004, 97.5% and 99.0% respectively during fiscal year 2003 and 97.5% and 99.5% respectively during fiscal year 2002.

         The vast majority of our freight is general cargo. We also carry sensitive or hazardous cargo for AMC. In addition, we carry express mail, parcels and letters for United Parcel Service and the U.S. Postal Service. Asian cargo consists primarily of high tech goods and fashion items. Our transatlantic cargo is mainly general cargo such as spare parts on the outbound leg from the United States and electronics, fashion items and other high value goods on the return leg.

         The U.S. Department of Transportation, or "DOT", has issued to us authority to engage in domestic and foreign air transportation of cargo on both a scheduled and charter basis. We have authority to transport cargo between the United States and 168 foreign countries. Most of these rights are of an indefinite duration. We have exemption authority of limited duration to transport cargo to all points in Argentina, Colombia, Iraq and four cities in Russia. Although we have exemption authority from the DOT to fly into Iraq, the FAA has currently prohibited U.S. commercial aircraft from operating in Iraq. See Risk Factors - We depend on continued business with the U.S. Air Force Air Mobility Command. If our AMC business declines significantly, it could have a material adverse effect on our operations. Contracts

         We generally charge customers for our services on the basis of: hours flown, or "block hours"; space utilized, or "block space"; miles traveled, or per trip. We generally are not responsible for securing freight for our aircraft and, based on the nature of our contracts, we generally receive revenues based on routes flown rather than capacity carried. Block hours are measured in sixty-minute periods or fractions of such periods, from the time the aircraft moves from its departure point to the time it comes to rest at its destination, and block space is measured by the number of pallet positions utilized.

         We use four main types of contracts, depending on the particular requirements of the customer and the service required.

         o All-in Contracts. "All-in" contracts require us to pay all of the expenses to operate the aircraft, including flight crews, maintenance, insurance, navigation fees, aircraft handling, landing fees and fuel. Under all-in arrangements, we generally protect ourselves against volatility in fuel prices by providing fuel price adjustment mechanisms that limit our exposure to fuel price escalation. All-in contracts typically have original terms of one to three years and contain terms and conditions permitting cancellation under certain limited circumstances.

         o Block Space Agreements. Block space agreements are typically all-in contracts with freight forwarders signed on an annual basis. We currently enter into these types of arrangements on an ad hoc basis based on customer demand. We anticipate that we will resume entering into contracted block space arrangements as demand in the commercial sector recovers. Under these agreements, the forwarder commits to deliver a certain amount of freight for a specific flight. Under the agreement, the forwarder must pay for the space committed, whether it delivers the freight to us or not. We aim to achieve sufficient commitments from freight forwarders to achieve fully paid flights.

         o ACMI Contracts. We enter into Aircraft, Crew, Maintenance and Insurance, or "ACMI", contracts or "wet lease" arrangements when demand warrants. Under this type of contract, with customers including DHL, we provide the aircraft, crew, maintenance and insurance and the customer bears all other operating expenses, including fuel, fuel servicing, cargo handling, landing fees, navigation fees, crew positioning, and ground handling. These contracts are structured to allow for a minimum term and minimum block hour utilization on a monthly basis.

         o Express Delivery Contracts. Our express delivery contracts, with customers including United Parcel Service, are similar to ACMI contracts in that we provide the aircraft, crew, maintenance and insurance. In addition, we also provide ground handling and logistics services. All other expenses are the responsibility of the customers.

         We generate a large portion of our revenues from arrangements with customers that are not long-term contracts. We cannot assure you that in any given year we will be able to generate similar revenues from these arrangements as we did in the previous year. See item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations "Risk Factors - Many of our arrangements with customers are not long-term contracts." As a result, we cannot assure you that we will be able to continue to generate similar revenues from these arrangements."

Customers

         We have established long-term relationships with many leading airlines, freight forwarders and government agencies. Our largest customer is AMC, representing 87.8%, 73.9%, and 51.5% of operating revenues from our EIA segment and 57.4%, 48.2% and 30.8% of total revenues for fiscal year 2004, 2003 and 2002 respectively. We have provided air cargo services to the U.S. military since 1981, and to AMC since its inception in 1992. Although we have elected not to renew any block space agreements with freight forwarders since the end of fiscal year 2002, we continue to provide air freight transportation services to freight forwarders on a charter basis.

         Air Mobility Command: The Civil Reserve Air Fleet, or "CRAF", is made up of US civil air carriers who are committed by contract to providing operating and support personnel for the Department of Defense, or "DOD". The CRAF program is designed to quickly mobilize our nation's airlift resources to meet DOD force projection requirements. Since its inception in 1992, we have continuously contracted with AMC, which administers CRAF, to transport various types of military freight, including equipment, weapons, ordinance and supplies, primarily between the United States and various overseas locations. Our recent missions have involved assisting the U.S. military's equipment build-up in the Middle East in connection with Operation Iraqi Freedom and its continuing efforts in the global war on terrorism.

         CRAF is a voluntary partnership between the Department of Defense and commercial air carriers designed to bolster the nation's military mobility resources by committing commercial aircraft to support the Department of Defense airlift requirements in national emergencies when the need for airlift exceeds the capability of available military aircraft. Airlines that participate in CRAF contractually pledge aircraft and crews, ready for activation when needed. To provide incentives for commercial carriers to commit these aircraft to the CRAF program, and to assure the United States of adequate aircraft reserves in times of national emergency, AMC awards peacetime airlift contracts to commercial airlines that are prepared to commit aircraft to CRAF.

         CRAF has three main segments: international, national and aero medical evacuation. The international segment is further divided into the long-range and short-range sections and the national segment into the domestic and Alaskan sections. We participate in the international long-range section by committing all of our B747 aircraft for cargo operations. Most AMC requests for wide-body cargo require an aircraft with capacity of 90 tons or greater, the same as that of a B747 aircraft, but slightly more than that of aircraft such as the MD11 and the DC10. The 90-ton capacity of the B747 provides AMC with greater lift capability and the ability to load ports as quickly as possible, because the B747 has more capacity and larger doors. In addition, B747s can carry standard-sized bulk cargo pallets without the need for disassembling them and rebuilding them.

         Since the allocation of AMC business is based, in part, on the size of the pledged fleet, some airlines have formed teams to maximize the value of potential awards. We participate in CRAF through a teaming arrangement with other major air carriers, known as the North American Contractor Team. Other teams that share CRAF work are the FedEx Team and a group of independent operators.

         The following chart outlines the teams that compete for AMC long-range international business in the current military fiscal year ending September 30, 2004, according to the 2003 calendar year AMC review.


                                                        Long-Range Aircraft Committed
Carriers                                       Total     Cargo over   Cargo up to  Passenger
                                                           90 tons      90 tons
North American Contractor Team:
   Core Team Members
     Evergreen International Airlines           10           10           --           --
     World Airways                              10           --            5            5
     North American Airlines                     7           --           --            7
     Menlo Worldwide Forwarding                 --           --           --           --

   Non-core members
     American Airlines                          92           --           --           92
     US Airways                                  9           --           --            9
     Continental Airlines                       62           --           --           62
     Delta Airlines                             58           --           --           58
     United Airlines                            95           --           --           95
     United Parcel Service                      11           11           --           --
     Astar Air Cargo                             7           --            7           --
                                               ---          ---          ---          ---
       Subtotal                                361           21           12          328

FedEx Team:
     FedEx                                     111           --          111           --
     Northwest Airlines                         66           12           --           54
     Polar                                      12           12           --           --
     Atlas                                      29           29           --           --
     Omni                                       11           --            2            9
     Gemini                                     15           --           15           --
     ATA                                        33           --           --           33
     Kalitta Air                                11           11
                                               ---          ---          ---          ---
       Subtotal                                288           64          128           96

Independents:
     ABX Air                                     9           --            9           --
     Arrow                                      10           --           10           --
     ATI                                        10           --           10           --
     Hawaiian                                    4           --           --            4
     Ryan                                        1           --           --            1
     Southern Air                                2            2           --           --
                                               ---          ---          ---          ---
       Subtotal                                 36            2           29            5

                                               ---          ---          ---          ---
          Total                                685           87          169          429
                                               ===          ===          ===          ===

(1) Core carriers of the North American Contractor Team actually fly freight under contract with AMC while non-core members commit planes to the team but do not typically fly missions.

(2) Emery Air Freight Corporation is a core member of the North American Contractor Team and provides certain cargo management services to the team but does not fly missions.

         Our team is governed through two agreements that are renewed annually with each AMC contract. The core team agreement is among the core carriers and the contractor team agreement is among all team members. Core carriers are airlines that typically fly freight under contract with AMC. Non-core members commit planes to the team, and are compensated by the team for such commitment, but do not typically fly missions. Team members that do fly for AMC are generally required to pay a percentage of all flight revenues received from AMC into a pooled fund that is shared among all non-flying team members. The core carriers are responsible for governing the team. Core carriers cannot be added to the team without the unanimous consent of all core carriers. In addition, no core carrier can assign or transfer its rights to another party without the unanimous consent of all core carriers. If a core carrier withdraws its aircraft, ceases to operate all or a significant part of its AMC business or does not make any required payments, it may be replaced as a core carrier upon the unanimous consent of the other core carriers.

         AMC awards points to air carriers acting alone or through teaming arrangements in proportion to the number and capacity of aircraft made available to CRAF. AMC awards have two components: basic and expansion. The basic, or fixed, award provides for known and determinable amounts of revenue during the military fiscal year, which runs from October 1st to September 30th. In addition, CRAF participants may be awarded additional, or expansion, missions beyond those specified in the fixed awards.

         The following table shows our actual revenue from AMC for each of our last three fiscal years:

                                                  Fiscal Year
                                                 (in millions)
                                          2004       2003        2002
                                         -----      -----       -----
   Basic revenue earned                  $39.8       48.2       $44.7
   Expansion revenue earned              267.5      228.6        93.0
                                         -----      -----        ----
   Total                                $307.3     $276.8      $137.7
                                        ======     ======      ======

         Due to the size of its pledged fleet, the North American Contractor Team has been granted the majority of AMC business. For the U.S. government fiscal years 2004, 2003, and 2002, the North American Contractor Team has been allocated 51%, 52%, and 65% respectively, of all AMC basic business. The drop in percentage in U.S. government fiscal year 2003 was due to the move by Northwest Airlines from the North American Contractor Team to the Fedex Team at the end of the 2002 U.S. government fiscal year, which had the effect of reducing our team's overall award. Because we are the only core carrier within the North American Contractor Team that provides B747 cargo service, we have the right to fly all B747 cargo services allocated to our team. If we choose not to provide these services, those missions are first offered to other North American Contractor Team members. If they decline, other teams are then given the opportunity to provide these services to AMC.

         The North American Contractor Team is entitled to the same percentage of expansion work as corresponds to their portion of the basic award in any given year. Since September 2001, our AMC expansion revenues have increased due to the war against terrorism and the build-up of equipment in the Middle East supporting Operation Iraqi Freedom. Our switch from predominantly commercial revenues to predominantly AMC revenues after September 11, 2001 illustrates our ability to adapt to market conditions. We expect AMC business to be stable given the war on terrorism and Operation Iraqi Freedom over the short and medium term. Additionally, even if the military were to withdraw from Afghanistan, Iraq and other theaters throughout the world where the U.S. military is engaged today, AMC expansion work would continue due to the significant effort to withdraw U.S. forces and equipment, or to support troops in overseas bases.

         One of the considerations used by AMC in allocating its business is the proportion of each carrier's business that is derived from commercial air transportation. If less than 60% of a carrier's business for the prior calendar year is derived from commercial air transportation revenues, then that carrier's points, which are used to allocate AMC business, may be reduced. Currently, less than 12% of our business is derived from commercial air transportation revenues. On June 9th, 2003, we received a waiver of this requirement from AMC for the fiscal year 2003-2004 contracting year and we have requested a waiver for the fiscal year 2004-2005 contracting year.

         Although AMC contracts are all-in contracts, the AMC contract includes a fuel price reconciliation process, whereby AMC compensates the carrier to the extent fuel costs exceed a fixed price and the carrier reimburses AMC to the extent fuel costs are below this fixed price. The fuel price reconciliation process covers not only all miles flown for AMC, but also the first leg after a one-way trip. The AMC contract also differs from our other all-in contracts because on AMC flights we avoid costs of aircraft handling and landing fees at military airports where the military services the plane at no cost to us.

         The AMC contract rates are a function of the blended cost of all the carriers participating in the program, which provides lower-cost operators such as us with enhanced margins. However, other carriers could significantly reduce their cost structure; particularly lease expense, as a result of bankruptcy. If so, this could reduce the contract rates used by AMC and, hence, reduce our margins. In addition, due to the diminished opportunities in many locales for being able to arrange a return flight with commercial freight, AMC pays 155% of the standard one-way rate for basic business, 180% for expansion business and up to 195% for contingency expansion business for missions operated during national emergency. We are generally able to coordinate one-way AMC flights with our other cargo operations so that we operate commercial transport on the return flights after completing our AMC flight. This is permitted by AMC and enables us to maximize the yield per hour, further improving our margins.

         Due to our participation in the CRAF program, we are subject to inspections approximately every two years by the Department of Defense as a condition to retaining our eligibility to perform military charter flights. The last such inspection was completed in January 2004 and we met the requirements for continued participation in the CRAF program. AMC may terminate our contract at its convenience, if we fail to pass inspection or otherwise default based on performance. If our AMC contract were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs.

         Freight Forwarders: Historically, when market rates support such agreements, we have entered into one-year block space agreements with freight forwarders in Asia, including Hellmann, Emery Worldwide, Bax Global and Expeditors Hong Kong. We currently do not have block space agreements with freight forwarders due to the decline in demand for these services and our preference to operate more profitable AMC flights. However, we continue to maintain relationships with a broad range of these customers through ad hoc charter services to meet customer needs. When operating one-way flights to the Middle East on behalf of AMC, we are often able to structure return trips via Asia, which increases our revenue from these flights. We are thus able to take advantage of the one-way contingency rates offered by AMC for such one-way flights. As demand in the commercial sector recovers after the economic slowdown, which started in 2000-2001, we expect to reintroduce scheduled charter services, particularly with our Asia-based freight forwarder customers.

         U.S. Postal Service: We have provided services to the U.S. Postal Service since 1992. We most recently provided daily DC9 mail transport service under an all-in contract between Seattle, Washington and Juneau, Ketchikan and Sitka, Alaska. This Alaskan mail transport contract ended during fiscal year 2004. In addition, we provide the U.S. Postal Service additional Alaskan service using B747s and DC9s to meet increased demand during the Christmas holiday season.

         Commercial Airlines: We have historically operated under various contract arrangements with commercial airlines such as DHL. We have operated a west coast ACMI program with DHL since September 1999, and we currently provide service between Portland, OR; Seattle, WA; San Francisco, CA; Los Angeles, CA; Salt Lake City, UT; Boise, ID; and Denver, CO. In addition, for fiscal years ended 2004 and 2003, we provided a Christmas peak service for United Parcel Service utilizing four of our B747s. Maintenance

         We maintain our aircraft in accordance with Federal Aviation Administration ("FAA") approved maintenance programs at our Evergreen Air Center, ("Air Center" or "EAC"), in Marana, Arizona, and at other third party maintenance facilities. In addition, our own certified mechanics perform line maintenance on our aircraft. Through coordination, scheduling and planning of maintenance we are able to reduce maintenance costs and out-of-service time, achieve a high level of reliability, and extend the useful life of our aircraft. Our maintenance and engineering personnel coordinate all routine and non-routine maintenance operations, including tracking the maintenance status of each aircraft, scheduling and planning heavy maintenance, consulting with manufacturers and vendors about procedures for performance enhancing improvements, and training our line maintenance personnel on the requirements of the maintenance program.

Maintenance required by the FAA for our B747 aircraft includes:

         o Routine daily inspection at least once every 24 hours (a "Transit Check").

         o Scheduled inspection and maintenance every 50 flight hours (a "Service Check").

         o Scheduled inspection and maintenance every 280 flight hours (an "A Check").

         o Scheduled inspection and maintenance every 1,250 flight hours or seven months, whichever comes first (a "B Check").

         o Scheduled inspection and major maintenance work every 5,000 flight hours or 24 months, whichever comes first (a "C Check").

         o Inspection and a major maintenance overhaul every 24,000 flight hours or nine years, whichever comes first (a "D Check").

Maintenance required by the FAA for our DC9 aircraft includes:

         o Routine daily inspection and daily maintenance (a "Service Check").

         o Scheduled inspection and maintenance every 120 flight hours (an "A Check").

         o Scheduled inspection and major maintenance work every 2,000 flight hours or 24 months, whichever comes first (a "C Check").

         o Inspection and a major maintenance overhaul every 19,000 flight hours or ten years, whichever comes first (a "D Check").

         We generally schedule major maintenance on our aircraft during periods of lower seasonal utilization and spent $19.3 million, $24.1 million and $21.4 million on C and D Checks during fiscal year 2004, 2003 and 2002 respectively. These costs are capitalized and amortized to operating expense over the estimated useful life of such maintenance.

         The greatest percentage of our airline maintenance costs relate to the overhaul and repair of engines, which are generally performed by Air Canada, Volvo Aero Services LP, Israel Aircraft Industries Ltd. and Pratt & Whitney, a division of United Technologies Corporation. We have developed an overhaul program that extends the amount of time between major shop visits and reduces hourly costs. In addition, our own engineering department, which includes power plant and airframe engineering capability, allows us to comply with airworthiness directives in a more efficient manner. Training

         We believe having high quality personnel supplemented with intensive training is a key factor in our record of safety and reliability. We operate our own professional training schools where we conduct aviation training programs required for our certified personnel, and rent flight simulator time from other airlines for additional crew training. We also conduct virtually all of our own maintenance training. All of our training programs have received required FAA approvals. Security

         Our security procedures comply with FAA regulations. Existing customers are required to inform us in writing of the nature and composition of their airfreight and participate in the Known Shipper Program, an FAA-approved program that permits streamlined security procedures for known customers. We require new customers to provide extensive background information. In addition, we conduct tests for pressure sensitive devices and perform frequent cargo searches for hazardous materials, weapons, explosive devices and illegal freight. We believe we maintain excellent cooperative relationships with the U.S. Customs Service, the U.S. Department of Agriculture, the U.S. Drug Enforcement Administration, and the U.S. Immigration and Naturalization Service. Under the Security Improvement Act of 2002, we are also required to have an approved security program. We are currently in compliance with the Transportation Security Administration ("TSA") policies and procedures and are in the process of developing a manual for a security program for our airline.

EVERGREEN AVIATION GROUND LOGISTICS ENTERPRISES (EAGLE)

         Through Evergreen Aviation Ground Logistics Enterprises, which we refer to as "EAGLE," we currently provide ground handling, logistics and other support services to the U.S. Postal Service and over 116 commercial airlines customers at 34 U.S. airports, including New York (JFK), Los Angeles, Chicago-O'Hare, Miami, Atlanta, Indianapolis and Anchorage. Our range of services includes mail handling, aviation hub management, aircraft handling, cargo loading and unloading, container build up and break down, ground equipment maintenance, ground equipment sales and leasing, aircraft line maintenance, aircraft de-icing and washing, check-in and ticketing, baggage acceptance and seat selection and passenger cabin cleaning. We are one of only a few airfreight transportation companies in the world that is able to provide a broad range of services to its own fleet, thereby ensuring timely service and quality control. In addition, we believe our affiliation with our airline improves EAGLE's services as we have first-hand knowledge of the needs of airlines.

Ground Handling and Logistics Industry

         Ground handling and logistics services generally can be classified into four categories:

         o Passenger handling services, such as counter services, security services, lounge services and intra-airport transportation.

         o Cargo handling services, such as cargo loading, sorting, deconsolidation and warehousing.

         o Ramp services, such as baggage handling, cleaning, fueling, de-icing, snow removal, movement of air bridges and aircraft pushback.

         o Operations management services, such as ramp and aircraft management, load planning, operations supervision, data reporting and airport coordination.

         We believe growth in this industry may be fueled by several key trends, including the airline industry's increasing willingness to outsource non-core services, underlying growth of the cargo industry, airlines' greater focus on using fewer service providers, and the increasing liberalization of airport markets worldwide. Airlines and integrated express parcel and cargo operators are increasingly focusing on their core competency of operating transportation networks while reducing expenses by outsourcing services they deem non-core to their product offering. Substantial capital expenditures for core operations means airlines often cannot or prefer not to invest in ground handling operations networks. Additionally, as third-party providers of handling services increase in network size, expertise and perceived quality, they are often able to offer higher quality services at lower costs than the airlines themselves.

Customers

         U.S. Postal Service: The U.S. Postal Service represented 12.5%, 18.3% and 26.1% of our total operating revenues and 61.2%, 71.3%, and 68.8% of our EAGLE segment revenues for fiscal year 2004, 2003, and 2002 respectively. We primarily provide the U.S. Postal Service with package and mail ground handling services, facilitating the transfer of mail between aircraft and local and regional U.S. Postal Service mail processing plants. We load and unload aircraft, unload, sort and reload containers of mail, provide data entry and scanning services, maintain and manage facilities and associated systems, provide maintenance on ground equipment and provide security for the premises.

         o Shared Network ("S-NET"). Our S-NET contract with the U.S. Postal Service was awarded in 2001, with a five-year term with three consecutive one-year extensions. The services provided under our S-NET contract accounted for 46.7%, 46.8% and 12.7% of our EAGLE segment revenues for fiscal year 2004, 2003 and 2002 respectively. Under this contract, we are the preferred ground handling services provider to the U.S. Postal Service at 23 locations in the Southeast, Great Lakes/Midwest and Pacific regions of the United States. In addition, we handle all increased activity during the Christmas peak period at S-NET cities. This includes handling for the increased volumes in the S-NET program and any peak aircraft operations that are contracted by the U.S. Postal Service for additional lift. We have provided peak season programs at Ontario, California, San Francisco, California, Oakland, California and Indianapolis, Indiana because of these additional operations. We provided temporary mail and aircraft handling at the two temporary U.S. Postal Service mail hubs located in Ontario, California and Indianapolis, Indiana, which were used during the peak Christmas season.

         o Hub and Spoke Program ("HASP"). Under the Hub and Spoke Program contract with the U.S. Postal Service, we provide the U.S. Postal Service with parcel and mail handling services similar to those provided under the S-NET contract, except that these services are provided solely for the unloading, sorting and reloading of cargo for ground transportation. We currently provide these services to the U.S. Postal Service in Indianapolis, Indiana and Atlanta, Georgia, two of the four U.S. Postal Service contractor-operated HASP locations. Our HASP contract for Indianapolis was awarded in 2002 and expires in 2004, and our HASP contract for Atlanta was awarded in 2001 and expires in 2006. The services provided under the HASP contracts accounted for 13.4%, 11.0% and 4.6% of our EAGLE segment revenues for fiscal year 2004, 2003 and 2002 respectively.

         Commercial Airlines: While the U.S. Postal Service is our principal customer, we also provide services to various passenger and cargo airlines. The airlines we service include EIA, British Airways, Lufthansa in Dallas and Portland, Virgin Atlantic in Miami, Singapore Airlines in Los Angeles and other domestic and international carriers. Our contracts with these airlines have terms of one to five years. We typically use a standard ground handling agreement established by the International Air Transport Association with initial terms of at least one year so that we may provide the same customer with a broad range of services at multiple locations, including:

         o Cargo Handling. We perform loading and unloading of freight and baggage onto and off of aircraft and to and from storage warehouses and trucks.

         o Ramp Services. These services include aircraft towing and pushback, marshaling, lavatory waste disposal, potable water tank servicing, ground power unit services, air start, and other services as necessary.

         o Other Services. Other revenue generating services we have been able to establish, using our U.S. Postal Service relationship as a foundation, include airport property and facilities maintenance, ground equipment leasing, sales and maintenance, aircraft de-icing, passenger check-in, ticketing and processing, cabin cleaning, cargo buildup and breakdown, cargo warehousing, storage and security services, and aircraft interior cleaning. We are capable of providing any of our contract services and emergency ramp services on short notice, 24-hours a day.

EVERGREEN HELICOPTERS, INC.

         Evergreen Helicopters Inc., or "EHI", has a fleet of helicopters and small fixed-wing aircraft, which are well suited to provide a variety of services in remote or inaccessible locations. Our fleet is used in connection with forest fire fighting, health services, aerial spraying, heavy lift construction, law enforcement, helicopter logging, petroleum support services, search and rescue, peacekeeping and relief support, helicopter skiing and agriculture. Customers

         EHI has a diverse geographical presence and range of experience with the ability to match the aircraft to the mission. We provide services to a broad range of customers, including the U.S. Forest Service, the U.S. Department of the Interior, the U.S. Department of Defense, the World Health Organization, various state forestry agencies and major petroleum and timber companies. Some of our recent missions have included:

         o Fire Fighting. Through contracts with the U.S. Department of the Interior and the U.S. Forest Service, we help fight forest fires throughout the United States.

         o Petroleum Support. We transport workers, cargo and equipment to and from oil platforms in the Gulf of Mexico supporting offshore drilling and petroleum production. In addition, we operate helicopters in support of seismic exploration and pipeline construction activities.

         o Peacekeeping Missions and Law Enforcement. We provide support to peacekeeping missions throughout the world by providing military logistics and transporting personnel and cargo. We have served the United Nations, the Department of Defense, the U.S. Armed Forces and foreign governments. EHI served most recently in Angola, Cambodia, Kenya, Kuwait, Liberia, Mozambique, Sierra Leone, Somalia, Western Sahara and Yugoslavia. We provided helicopter support for fire fighters who put out oil well fires in Kuwait after the Gulf War, provided airline service for passengers and cargo and transported ground equipment.

         o Health Services. We have been involved with the Onchocerciasis Control Program ("OCP"), which is managed by the World Health Organization, for over 20 years. Onchocerciasis, known as "river blindness," is a parasitic disease transmitted by the black fly. Severe infections of the disease can lead to blindness. Our helicopters and aircraft aerially apply insecticide in eleven Western African countries in an effort to combat the spread of the river blindness disease. We also provide emergency medical transportation services in Alaska to various customers.

         o Aerial Spraying. Our aerial spraying experience includes aerial forestry fertilization; forestry herbicide; and gypsy moth, tussock moth, spruce budworm, mosquito and black fly suppression and eradication projects. We have performed aerial spraying in Canada, Mexico, Peru, Ecuador, Belize, Pakistan, Togo, Ivory Coast, Burkina Faso, Benin, Niger, Mali, Senegal, Guinea, Guinea Bissau, Ghana and Ethiopia.

Contracts

         We typically provide helicopter and small aircraft services on a contract basis to reduce the risks associated with fuel prices, currency fluctuations and local duties and fees. Our contracts typically have terms of one to five years and generally have a fuel escalation clause to adjust for upward or downward trends in the cost of fuel. We typically charge customers a monthly availability fee in addition to an hourly charge for missions flown or by hour with a minimum number of hours per day. Our pricing methods differ according to the type of service provided. We charge customers based on cubic meters if the mission relates to logging, by acre if it is agricultural, or by number of pick-ups if the job involves construction. We avoid hourly charges whenever possible in contracted work, with a view to increasing profitability if a mission is completed more quickly and efficiently than contemplated. Generally, in most of these contracts, variable operating costs are passed through to the customers. For example, direct operating costs, including fuel, are always charged on an hourly basis. We contract with the U.S. Forest Service to provide fire fighting services under two types of contracts, exclusive use, which has a set term and charges a daily and hourly rate, and call-when-needed, which is on an as-needed basis and charges an hourly rate. We also generate revenue through ad hoc work. This is generally at higher rates, but is a less secure earnings stream. Examples of ad hoc work include TV commercials and movies, sporting events, and one-time ad hoc personal charters. Charges are typically based on a set hourly rate with a guaranteed minimum number of hours per day.

Maintenance

         We provide helicopter and light fixed-wing aircraft technical and maintenance services at four technologically advanced facilities in McMinnville, Oregon; Warwick, Rhode Island; Anchorage, Alaska; and Galveston, Texas. Our maintenance facilities allow us to service our operating fleet and supplement our revenues by providing similar maintenance services to third parties. These services include aircraft refurbishment, hydraulic systems repair and overhaul, avionics modification and installations, dynamic component repair and overhaul, aircraft flight line maintenance and aircraft electrical system maintenance.

EVERGREEN AIR CENTER

         Through EAC we operate a full-service aircraft maintenance, repair, overhaul and aircraft storage facility. EAC has operated since 1975 and is located on our 1,300 acre facility, located in the non-corrosive desert environment of Marana, Arizona. EAC is an unlimited Class IV airframe maintenance and repair station certified by the FAA with Accessory Class I and III certificates, Radio Class I, II and III, Limited Powerplant, Limited Accessories, Limited Instruments, Limited Non Destructive Inspection, Testing and Processing and Limited Propeller ratings. The Class IV rating permits EAC to perform maintenance services on all-metal construction of large aircraft over 12,500 lbs. In addition, we hold a number of foreign certifications, including a registration certificate from the International Organization for Standardization (ISO 9002) for aircraft repair and storage, and maintenance certificates from Joint Aviation Authorities, to which 26 European countries belong, and the Civil Aviation Authority of China.

         EAC primarily charges for services based on billable hours per job. For fiscal year 2004, 2003, and 2002, approximately 43.7%, 51.8%, and 38.1%
respectively, of our EAC segment revenues were generated by services to EIA. Revenues generated by these services to EIA are eliminated in segment reporting to EAC.

Services

         EAC performs aircraft maintenance, repair and overhaul services on most types of commercial aircraft for our own airline, aircraft leasing companies and other commercial carriers. Our services include aircraft storage, airframe heavy maintenance, component overhaul and repair, fuel sales, line maintenance, non-destructive testing, dismantling, reclamation, strip, paint and polish, structural modifications and training. In addition, we provide maintenance services to NASA for its B747 that transports the space shuttle. EAC has one of the world's largest secured civilian aircraft storage facilities and is one of only a small number of Boeing-authorized redelivery centers in the United States.

EASL

         Through Evergreen Aircraft Sales & Leasing, or "EASL," we buy, sell, lease and broker commercial aircraft, helicopter engines and spare parts, including sales on a consignment basis. On the occasions where we purchase aircraft outright, we generally presell the significant parts, which make recoupment of the investment more certain. We focus on facilitating an efficient and cost-effective transition between missions through the disposal and acquisition of aircraft types, particularly helicopters, and by managing the associated spare parts and material inventories. This provides us with an efficient method to procure the parts we need for our fleet and sell the parts we do not need.

         Since 1985, we have sold and traded aircraft and inventory to our customer base of over 1,200 accounts. EASL's major customers include APAC Aerospace, Austin Aerotech, AAR Aircraft, Right Angles of Pompano, Israel Aircraft Industries Ltd., Chromalloy, Wood Group Fuel Systems, Lufthansa Airomotive, Turbo Meca, Volvo, Ultimate A/C Composite, Aerothrust and Revima, in addition to our regular business for our EIA and EHI segments.

OTHER BUSINESSES

         Evergreen Agricultural Enterprises, or "EAE," or "OTHER," accounted for approximately 1% of our total revenue in each of the fiscal years ended 2004, 2003 and 2002. Through EAE, we operate a nursery and farming enterprise that produces over 200 varieties of nursery stock. Other crops in production include grapes, grass seed for turf, Christmas trees and orchard crops.

COMPETITION

         Our primary competitors are different in each market in which we compete. EIA competes in the international air cargo market with other freight carriers, such as Atlas Air, Polar Air, FedEx Corporation, Kalitta Air, Cargolux and United Parcel Service and, on a limited basis, with freight operations of passenger airlines. Domestically, EIA competes primarily with several smaller contract carriers. Competition tends to be more intense in domestic and regional markets where smaller aircraft can meet contract requirements, making more operators eligible to compete for available work. We believe that the basis for competition in our primary air freight transportation markets are size, availability of aircraft with required performance characteristics, price and safe and reliable service. In addition, possession of broad operating authorities is an important factor in the ability of international cargo carriers to compete effectively. Our ability to successfully compete could be adversely affected by the entry of additional large carriers with greater financial resources into the contract freight carriage market.

         EAGLE's principal competitors include nationally operated ground service providers such as Swissport, Hudson General Corporation (a subsidiary of GlobeGround), Menzies Aviation Group (formerly Ogden Aviation Corporation), Worldwide Flight Services, Inc. and Servisair, as well as many smaller companies that operate regionally or at individual airports. In addition, we indirectly compete with various airlines that perform a large portion of their ground services in-house. The principal competitive factors in this industry are price, reputation, quality of service, breadth of service and experience.

         EAC competes primarily with the internal maintenance units of major airlines and other independent third party maintenance providers within the United States and abroad. Several of our competitors are as large or larger than EAC in terms of their maintenance facilities and financial resources. The major independent maintenance businesses include HAECO, UNC Incorporated, ST Mobile Aerospace Engineering, Inc., Dee Howard Aircraft Maintenance L.P., TIMCO Aviation Services, Inc., Lockheed Martin Corporation and BF Goodrich Aerospace (formerly TRAMCO, Inc.). In addition, the manufacturers themselves and certain corporate aircraft owners operate their own maintenance facilities. Competition in this segment is principally based upon price and the quality of the services provided.

         EHI competes with other companies in specialized markets such as peacekeeping, logging, offshore petroleum support, and fire suppression. In addition to general competitors such as Canadian Helicopters, EHI competes with other companies in specialized markets, such as heavy lift construction, oil support and aerial spraying. Competitors include Erickson Air-Crane Incorporated and Columbia Helicopters, Inc. in the heavy lift construction market, Petroleum Helicopters, Inc. and ERA Aviation, Inc. in the petroleum support market and Agrotors in the aerial spraying market. In addition, many of our customers and potential customers in the oil and gas industry operate their own helicopter fleets, which impacts demand for and prices for our services. Factors that affect competition in this segment include safety, price, reliability, availability and quality of service.

EVERGREEN HOLDINGS, INC.

         Holdings, our parent company, also holds all the outstanding common stock of Evergreen Vintage Aircraft, Inc., which owns a collection of vintage aircraft and a 120,000 square foot Evergreen Aviation Museum building on approximately 84.2 acres in McMinnville, Oregon. Evergreen Vintage Aircraft, Inc., leases this building and land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a non-profit corporation.

REGULATION

         The Company is subject to regulation under U.S. laws and the laws of the various countries to which we fly our aircraft. We are also subject to various international bilateral and multilateral air services agreements between the United States and the countries to which we provide cargo services and must obtain permission from the applicable foreign government to provide service to that country.

Domestic Regulation

         We are subject to the jurisdiction of the FAA with respect to aircraft maintenance, repair and operations, including flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, weather observation, flight time, crew qualifications, aircraft registration, and other matters affecting air safety. FAA regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. FAA regulations also require us to comply with certain safety and security measures with respect to the ground handling services our EAGLE segment provides.

         We must obtain and maintain from the FAA, certificates of airworthiness for all of our aircraft and an air carrier certificate for our aircraft-operating entities. The FAA has the authority to suspend temporarily or revoke permanently our authority to operate or our licensed personnel for failure to comply with regulations promulgated by the FAA and to assess substantial civil penalties for such failure. Our aircraft, flight personnel and flight and emergency procedures are subject to periodic inspections and tests by the FAA. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of airline safety regulations. Under FAA regulations, all aircraft must be maintained under a FAA approved continuous airworthiness maintenance program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing trained and approved technicians. The FAA also has jurisdiction over the transportation of hazardous materials. Shippers and air carriers of hazardous materials generally share responsibility for compliance with these regulations, and shippers are responsible for proper packaging and labeling. Substantial monetary penalties can be imposed on both shippers and air carriers for infractions of these regulations as well as possible criminal penalties.

         To provide air cargo transportation services under long-term contracts with major international airlines, we rely primarily on our worldwide charter authorities. FAA and DOT approval is required for long-term wet lease contracts but not dry leases.

         The DOT and the FAA have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended and re-codified, and under the Airport Noise and Capacity Act of 1990, to monitor and regulate aircraft engine noise. All of our fleet of airplanes complies with Stage III Standards, which is currently the highest FAA standard applicable to our aircraft.

         The FAA also has the power to issue airworthiness directives, the effect of which may require us to modify our aircraft, at our expense, to meet perceived inadequacies throughout the airline industry. Under the FAA's directives issued under its "Aging Aircraft" program, we are subject to extensive aircraft examinations and have been required to undertake structural modifications to our fleet to address the problem of corrosion and structural fatigue. In November 1994, Boeing issued Nacelle Strut Modification Service Bulletins, which have been converted into airworthiness directives by the FAA. All of our B747 aircraft are in compliance with such directives. As part of the FAA's overall Aging Aircraft program, it has issued directives requiring
Section 41 additional aircraft modifications to be accomplished prior to an aircraft reaching 20,000 cycles. Nine of our ten B747 aircraft have already undergone such modifications and are in compliance. The modifications for the remaining B747 is scheduled to be completed by July 2004 and based on past history we estimate that the modification costs for this aircraft will be approximately $3 million. Our DC9 aircraft are not required to undergo modifications for at least 13 years. Other directives have been issued that require inspections and minor modifications to our B747 aircraft. On April 2, 2003, the FAA mandated the installation of traffic collision avoidance systems ("TCAS") on all aircraft over 33,000 pounds by January 1, 2005 to reduce the risk of a midair collision. TCAS were installed on each of our B747 aircraft in 1999, but the FAA mandate will also require installation of TCAS in each of our DC9 aircraft. We estimate that the total cost of TCAS installation in our DC9 fleet will be $1.1 million. In addition, on March 29, 2001, the FAA mandated that terrain awareness and warning system ("TAWS") be installed on all turbine-powered aircraft by March 29, 2005. TAWS are designed to provide pilots with increased situational awareness in any weather conditions. All of our B747 and DC9 aircraft will require TAWS installation, and we estimate the total cost of installation to be $1.8 million. On May 10, 2002, the FAA issued a proposed rule that would require aircraft operating between 29,000 and 39,000 feet in designated airspace to be certified by the U.S. Domestic Reduced Vertical Separation Minimum Program. Under the proposed rule, we would be required to be certified by late 2004 or early 2005. Reduced vertical separation minimum ("RVSM") is the use of reduced vertical separation of 1,000 feet (from the current 2,000 feet) for approved aircraft operating between 29,000 and 39,000 feet in designated airspace. All of our DC9 aircraft will require RVSM certification. All of our B747 aircraft were RVSM-certified in 1997. At this time, we are unable to estimate the costs of compliance with this directive, as the certification process has not yet begun. If we do not comply with airworthiness directives, we would be unable to operate the aircraft.

         Our Air Center is also subject to regulation by the FAA. The Air Center is a certified FAA-approved repair station and holds numerous certificates issued by the FAA in order to perform its maintenance, repair and overhaul services. In addition, certain Air Center employees hold FAA certificates authorizing them to perform the maintenance, repair and overhaul services that the Air Center provides.

Department of Transportation

         The DOT maintains economic regulatory authority over air transportation. In order to engage in our air transportation business, we are required to maintain a Certificate of Public Convenience and Necessity ("CPCN") and other of our entities providing air transportation has registered with the DOT as air taxis. The DOT has issued to us various CPCNs to engage in domestic and foreign air transportation of cargo on both a scheduled and charter basis. Prior to issuing a CPCN, the DOT examines a company's managerial competence, financial resources and plans and compliance record in order to determine whether the carrier is "fit, willing and able" to engage in the transportation services it has proposed to undertake. The authority under our CPCNs is of indefinite duration, unless we were to cease all operations or were found by the DOT not to be "fit, willing and able." If we were to cease such operations, this authority would be suspended and revoked for dormancy if our operations did not resume within one year. The DOT also examines whether a carrier conforms to the requirement under Title 49 of the United States Code (formerly the Federal Aviation Act of 1958, as amended) that the transportation services proposed are consistent with the public convenience and necessity. Among other things, a company holding a CPCN must qualify as a United States citizen, which requires that it be organized under the laws of the United States or a state, territory or possession thereof; that its president and at least two-thirds of its board of directors and other managing officers be United States citizens; that not more than 25% of its voting stock be owned or controlled, directly or indirectly, by foreign nationals; and that it not otherwise be subject to foreign control. With respect to scheduled foreign air transportation of cargo, we have authority to transport cargo between the United States and points in 168 foreign countries. The DOT has granted us rights to transport cargo to 163 of these foreign countries, which rights are of indefinite duration. We have DOT exemption authority of limited duration to transport cargo to all points in Argentina, Colombia, Ecuador, Iraq and four cities in Russia. Although we have exemption authority from the DOT to fly into Iraq, the FAA has currently prohibited U.S. commercial aircraft from operating in Iraq. See Risk Factors - We depend on continued business with the U.S. Air Force Air Mobility Command. If our AMC business declines significantly, it could have a material adverse effect on our operations. Our exemption authority expires on February 31, 2006 for Argentina, March 16, 2006 for Ecuador, July 29, 2005 for Iraq and October 25, 2004 for Russia. We have applied for an extension of our exemption authority for Columbia and our authority for Columbia remains in place while that application is in process. Many carriers operate under such exemption authority, which is granted for up to a period of two years and typically renewed by the DOT. CPCNs and grants of exemption authority are subject to standard DOT terms, conditions and limitations and may be conditioned, suspended or withdrawn.

         DOT approval is required for long-term wet lease contracts with foreign air carriers. Wet lease contracts of fewer than 60 days do not require DOT approval, unless the wet lease is part of a series of contracts that all run together for more than 60 days. In addition, international air services are generally governed by a network of bilateral civil air transport agreements in which rights are exchanged between governments, which then select and designate air carriers authorized to exercise such rights. These bilateral agreements may be open skies agreements which contain no restrictions or limitations, or they may specify the city-pair markets that may be served; restrict the number of carriers that may be designated; provide for prior approval by one or both governments of the prices the carriers may charge; limit frequencies or the amount of capacity to be offered in the market; and, in various other ways, impose limitations on the operations of air carriers. To obtain authority under a restrictive bilateral agreement, it is often necessary to compete against other carriers in a DOT proceeding. At the conclusion of the proceeding, the DOT awards all route authorizations. The provisions of bilateral agreements pertaining to charter services vary considerably from country to country. Some agreements limit the number of charter flights that carriers of each country may operate. We are subject to various international bilateral air services agreements between the U.S. and the countries to which we provide services.

         We also operate on behalf of foreign flag air carriers between various foreign points without serving the U.S. These services are subject to the bilateral agreements of the other respective governments. Furthermore, these services require FAA approval but not DOT approval. We must obtain permission from the applicable foreign governments to provide service to foreign points. Such approval requirements may limit our growth opportunities in these locations. The DOT also has jurisdiction over the transportation of hazardous materials.

Transportation Security Administration

         The Aviation and Transportation Security Act ("ATSA") was enacted in November 2001, creating a new government agency, the Transportation Security Administration ("TSA"). The TSA, now part of the United States Department of Homeland Security, is responsible for aviation security. The ATSA mandates that the TSA provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage. Under a rule known as the "Twelve-Five Rule," the TSA has mandated that operators of aircraft with a maximum certificated takeoff weight of 12,500 pounds or more conduct criminal history background checks through fingerprinting of pilots and certain other flight personnel, as well as limit access to the cockpit. The deadline for compliance with this rule was May 1, 2003 and we are in full compliance with this rule.

Other Domestic Regulations

         Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the FAA or the DOT. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. In addition, we are subject to the jurisdiction of other governmental entities, including the Federal Communication Commission regarding use of radio facilities; the Bureau of Industry and Security within the Commerce Department regarding export controls for international transportation of cargo; the Department of Homeland Security, through the Bureau of Customs and Border Protection, the Bureau of Immigration and Customs Enforcement and the Bureau of Citizenship and Immigration Services, regarding inspection of cargo imported from our international destinations, the citizenship of our employees, the inspection of animals, plants and produce imported from our international destinations regarding our international operations, and other customs, immigration and inspection functions; the Environmental Protection Agency regarding hazardous waste; and the Department of Labor (including the Office of Federal Contract Compliance Programs) regarding our employees. We believe that we are in material compliance with all applicable laws and regulations of such governmental entities.

Foreign Regulations

         To the extent required to do so, we obtain authority to conduct foreign operations from applicable aeronautical and other governmental authorities. As with the certificates and licenses obtained from U.S. authorities, we must comply with all applicable rules and regulations imposed by foreign governmental authorities or are subject to the suspension, amendment or modification of its operating authorities. We believe we are in compliance with all such rules and regulations.

INSURANCE AND RISK MANAGEMENT

         We purchase insurance to cover standard risks in the aviation industry, including policies to cover aviation, workers compensation, auto liability, and property and casualty risks. Our insurance rates are based upon our safety record as well as trends in the insurance industry. In fiscal year 2002 and 2003, our aviation insurance rates increased by 69% and 86%, respectively, without any significant change in our insurance coverage. In fiscal year 2004, our rates decreased by 15%. Following September 11, 2001, commercial underwriters declined to write war risk liability insurance with limits over $50 million. Given most major carriers require limits from $1 billion to $2 billion, the U.S. government under the Airline Stabilization Act agreed to provide this coverage to all domestic airlines. In addition, this program provides hull physical damage coverage.

         We are vulnerable to potential losses, which may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also potential claims involving injury to persons or property. We are required by the DOT to carry liability insurance on each of our aircraft. We purchase policies for hull physical damage, liability risks and aviation ground risk with aircraft physical damage on a declared value basis to provide coverage for total losses and repair expenses in the event of a partial loss, effectively subject to a $0.5 million deductible for our B747 aircraft and DC9 aircraft. We maintain baggage and cargo liability insurance if not provided by our customers under ACMI contracts. To insure against risks associated with our maintenance, we maintain aviation and airline products liability, premises and hangar keepers insurance in amounts and on terms generally consistent with industry practice. To date, we have not experienced any significant uninsured or insured claims related to our aircraft maintenance business. We also maintain workers compensation insurance policies that are retrospective in that the cost per year will vary dependent upon level and severity of claims in the policy year. Our workers compensation policy includes stop loss policies that minimize the loss associated with a single incident. Our other policies cover auto liability, property and casualty and other risks identified by management.

         We are legally responsible to our customers for the safe delivery of cargo to its ultimate destination, subject to contractual and legal limitations on liability of $20.00 per kilogram ($9.07 per pound) for international flights. We believe we carry adequate insurance for these claims.

         Although we believe our insurance coverage is adequate, we cannot assure you that the amount of such coverage will not be changed upon renewal or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident could have a material adverse effect on our financial condition and could affect our ability to obtain insurance in the future. We have had a favorable claim experience and believe we enjoy a good reputation with our insurance providers.

SALES AND MARKETING

         We maintain dedicated sales and marketing personnel who aim to strengthen long-standing relationships with existing customers and build upon our reputation to develop new customer relationships. We have a global network of sales offices and sales professionals in North and South America, Europe, Africa, Middle East, and Asia. We maintain our commercial relationships through our domestic and international sales network in over 50 cities. All our sales professionals communicate regularly with senior management to ensure that quoted prices are profitable and in line with our capabilities.

EMPLOYEES

         We had 1,435 full-time and 2,507 part-time employees as of February 29, 2004. As of February 29, 2004 our full-time employee counts were 434 for our EIA segment, 401 for our EAGLE segment, 303 for our EAC segment, 189 for our EHI segment, 37 for our EASL segment, and 71 for our OTHER segment. The majority of our part-time employees are employed by EAGLE, which had 2,422 part-time employees at February 29, 2004.

         EIA is party to a collective bargaining agreement with The Aviators Group ("TAG"). TAG represents EIA's pilots and flight engineers and is not affiliated with any national or international unions. The agreement expires on December 31, 2004, and covers compensation and benefits matters and contains, among other provisions, no strike/no lockout, management rights and successors and assigns clauses. None of our other employees belong to a union or are party to any collective bargaining or similar agreement.

         Our EAGLE and EIA employees are screened to maintain airport and aircraft safety and security, including a full background check, in accordance with Federal Aviation Regulation 107, similar to the screening and processing for commercial airline employees. We also screen our part-time employees in the same manner as full-time employees. We conduct the screening and submit the results to the local airport authority for approval.

ENVIRONMENTAL

         We are subject to numerous federal, state and local environmental laws and regulations governing discharges to air and water, as well as handling, transportation and disposal practices for solid and hazardous substances. If we violate such laws, we may incur substantial fines, costs or other liabilities. Moreover, if we were to be convicted of a criminal violation of the Federal Clean Air Act or the Federal Clean Water Act, the facilities involved in the violation (and possibly other facilities owned or operated by us) would be barred from participating in government contracts until the Federal Environmental Protection Agency had certified that the condition giving rise to the conviction had been corrected.

         In addition, we also may be liable under environmental laws and regulations for the costs of cleaning up sites of past spills or disposals of hazardous substances. The presence of contamination from such substances, or the failure to remediate contaminated property properly, may adversely affect our ability to sell such property or to use it as collateral for a loan.

         The costs of defending against claims of environmental liability or remediating contaminated property, and the costs of complying with environmental laws have not had a material adverse effect on our financial condition and results of operations in the past. However, there can be no assurance that such matters will not have such an effect in the future.

GEOGRAPHIC INFORMATION

         The majority of the Company's revenues in fiscal years 2004, 2003, and 2002 were attributable to its U.S. operations. In fiscal years 2004, 2003, and 2002, no single foreign customer accounted for 10% or more of the Company's net sales.

         The Company had no material long-lived assets held in foreign locations at February 29, 2004, or at February 28, 2003.

AVAILABLE INFORMATION

         We make available on our website, www.evergreenaviation.com, our filings made with the Securities Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

         Our principal business offices are located at 3850 Three Mile Lane, McMinnville, Oregon. Our largest base for EIA is located in New York, NY at John
F. Kennedy Airport (or "JFK"). Generally, our facilities consist of office space, hangars, maintenance facilities and warehouse and storage space. Some of our hangar facilities are constructed on property leased from airport owners. We also have various agreements with municipalities and governmental authorities that own and operate airports throughout the United States. These agreements generally relate to our use of general airport facilities, but may also include leases or licenses to use hangar and maintenance space. The majority of our properties are subject to leases with terms ranging from one month to five years. Historically, we have not experienced any difficulty in renewing our leases. We believe that our facilities are adequate for our current and near-term future needs.

         Our EAC facilities are located 30 miles northwest of Tucson in Marana, Arizona. A 6,850-foot runway makes the facility capable of handling any commercial aircraft. Our main hangar has approximately 60,000 square feet of hangar space and can accommodate one B747-200 or four B-737 aircraft at one time. EAC has 20 million square feet of ramp and storage area with the capacity to store over 400 aircraft, and the arid climate of Arizona provides favorable conditions to prevent corrosion. The storage business also acts as a feeder for the maintenance business because some level of regular maintenance is usually required to ensure that aircraft coming out of storage are fully operable. In addition, there are over 350,000 square feet of buildings and improvements. The storage business also complements EASL when the owner elects to sell the aircraft or parts on a consignment basis. In addition, we have technologically advanced commercial strip, paint and polish facilities and a fuel depot facility. Roving security guards and base-wide overt and covert intrusion detection systems contribute to a thorough security system.

         The business offices of EAGLE are located in McMinnville, OR. EAGLE provides ground handling, logistics and other support services at over 34 locations, including New York, NY; Los Angeles, CA; Chicago, IL; Miami, FL; Atlanta, GA; Indianapolis, IN; and Anchorage, AK.

         Bases supporting EHI are located in Anchorage, Alaska; Galveston, Texas; Providence, Rhode Island; McMinnville, Oregon; Togo (Africa), and Panama.

         Evergreen Holdings, Inc., also holds all outstanding common stock of Evergreen Vintage Aircraft, Inc., which owns a collection of vintage aircraft and a 120,000 square foot Evergreen Aviation Museum building on approximately
84.2 acres in McMinnville, Oregon. Evergreen Vintage Aircraft, Inc., leases this building and land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a non-profit corporation.

         We also lease buildings owned by our affiliates, Evergreen Ventures, Inc. and Mr. Delford M. Smith. EAE owns or manages approximately 4,972 acres of farmland, certain parcels of which are owned subject to encumbrances.

LOCATION OF MAJOR FACILITIES

         The following is a summary of our major facilities:


           Location                                   Description                      Segment       Owned or Leased
           --------                                   -----------                      -------       ----------------
3850 Three Mile Lane, McMinnville, OR            Corporate headquarters, operations      All              Owned
                                                 center and hangar

Hangar #16, JFK Int'l Airport, Jamaica, NY       Offices and warehouse                   EIA              Leased (1)

3501 and 3511 Postmark Drive, Ted Stevens        Warehouse                               EAGLE            Leased
Anchorage Int'l Airport, Anchorage, AK

12921 Crenshaw Blvd., Hawthorne, CA              Warehouse                               EAGLE            Leased

1451 East Mission Blvd., Ontario, CA             Industrial building                     EAGLE (2)        Leased

Building #83, JFK Int'l Airport, Jamaica, NY     Offices and land                        EAGLE            Leased

Tradeport Place IV, 4254 Frontage Rd.,           Warehouse                               EAGLE            Leased
Hapeville, GA

7240 Edgewater Dr., Oakland, CA                  Offices and warehouse                   EAGLE            Leased

7001 NW 25th St., Miami, FL                      Warehouse                               EAGLE            Leased

7550 22nd Ave.  South, Minneapolis-St. Paul      Offices and warehouse                   EAGLE            Leased
Int'l Airport, Minneapolis, MN

Pinal Airpark, Marana, AZ                        Airport, hangar,                        Air Center       Leased
                                                 offices and storage facilities

T.F. Green State Airport, Warwick, RI            Hangar                                  Helicopters      Leased

Merrill Field, Anchorage, AK                     Hangar                                  Helicopters      Leased

2001 Terminal Dr., Scholes Int'l Airport,        Hangar/FBO                              Helicopters      Leased
Galveston, TX

Abbeville Crusta Memorial Municipal Airport,     Hanger/FBO                              Helicopters      Leased
Abbeville, LA


(1) Original lease has expired and EIA currently occupies the premises on a month-to-month basis.

(2) Premises are leased by EIA, but occupied and used by EAGLE.

FLEET

         Two of our B747-200 aircraft are equipped with nose loading capabilities and three have side loading capabilities. Nose loading allows us to handle over-sized cargo items. All five B747-200 aircraft are equipped with Pratt & Whitney JT9D-7J engines. The five B747-100 series aircraft are side loading and are equipped with Pratt & Whitney JT9D-7A, F or J engines. Unlike other wide-body aircraft, the B747 aircraft utilize pallets, which are built up with the same contour profile as the military's C-17 aircraft and therefore allow the military to easily transfer cargo between different aircraft types. Our entire fleet of B747s is Stage III compliant, the most stringent noise standard applicable to our aircraft in the United States, and is also compliant with most international equivalents of this standard. Our B747s are also equipped with technologically advanced avionics, including triple Global Positioning System (GPS) navigation systems, Ground Proximity Warning System
(GPWS), Traffic Alert and Collision Avoidance System (TCAS) and digital engine instrument systems with automatic recording functions. All of our DC9 aircraft comply with Stage III, and most international equivalents of this standard, and are powered by Pratt & Whitney JT8D-9A engines. Three of the DC9-30 series aircraft are also equipped with GPS navigational update systems. Standardization of this fleet of B747s and DC9s streamlines pilot training and reduces maintenance costs. The average age of our B747-200, B747100, DC9-15 and DC9-30 fleet is 29 years, 31 years, 36 years and 30-35 years respectively.

         Our diverse fleet of helicopters and small aircraft match specific requirements for a wide variety of missions, including those that involve extreme environments, altitudes, heavy loads and missions that put a priority on agility and precision. We engage in strategic acquisitions of rotor and fixed-wing aircraft for specific contracts to create additional flexibility in our operating fleet. We acquire aircraft that can either be added to our fleet on a long-term basis or sold or leased profitably after the contract is completed. From time to time, we engage in discussions with third parties regarding possible acquisitions of aircraft that could expand our operations, and engage in discussions with third parties regarding possible sales of aircraft to improve the mix and age of our fleet. We are in discussions with third parties for the possible acquisition and sale of aircraft for 2005 and beyond.

         The Company sells aircraft whenever they (i) become obsolete, (ii) do not fit into future plans, or (iii) are surplus to the Company's needs. Our current fleet includes:


Large Aircraft Type                                                   Owned          Leased          Total
-------------------                                                   -----          ------          -----
Boeing 747 200 Freighter      Cargo transport                           5 (1)          0               5
Boeing 747 100 Freighter      Cargo transport                           5              0               5
Douglas DC-9-15 Freighter     Cargo transport                           2              0               2
Douglas DC-9-30 Freighter     Cargo transport                           3 (1)          2               5
                                                                      -----          ------          -----
Total                                                                  15              2              17

Helicopter Type               Capability                              Owned          Leased          Total
---------------               ----------                              -----          ------          -----
Sikorsky S-64E                20,000 pound lift                         1              0               1
Sikorsky S61R                 8,000 pound lift                          1              0               1
Bell 212 (VFR/IFR)            14 passenger, twin engine                 7              1               8
Bell 205A1                    14 passenger                              1              0               1
Eurocopter BO105CBS           4 passenger or internal cargo             0              1               1
Eurocopter BK 117             2 patients, 2 medics                      0              1               1
Bell 206L-III                 6 passenger                               4              6              10
Eurocopter SA315B Lama        4 passenger, high altitude aircraft       3              0               3
Eurocopter 350B2              5 passenger                               0              5               5
Eurocopter 350B3              5 passenger                               0              4               4
Hughes 500 D/E                4 passenger                               5              0               5
Bell 206B-III                 4 passenger                               4              1               5
                                                                      -----          ------          -----
Total                                                                  26             19              45

Small Aircraft Type           Capability                              Owned          Leased          Total
-------------------           ----------                              -----          ------          -----
Gulfstream IV                 15 passenger corporate jet                0              1               1
Lear 35                       8 passenger corporate jet                 1              0               1
Casa 212                      Passenger or cargo, twin turbine          4              0               4
Cessna 206                    Support aircraft                          2              0               2
King Air                      Medical transport                         1              1               2
C-130                         Cargo transport                           2              0               2
Cessna 172                    Support aircraft                          0              2               2
                                                                      -----          ------          -----
Total                                                                  10              4              14
                                                                      -----          ------          -----
Total:  All aircraft types                                             51              25             76
                                                                      =====          ======          =====

(1) One B747 and three DC9 aircraft are owned by a trust. Mr. Delford M. Smith owns a one-third beneficial ownership interest in the portion of the trust that owns the B747 aircraft. We own the remaining two-thirds beneficial ownership interest in the portion of the trust that owns the B747 aircraft and the entire beneficial ownership interest in that portion of the trust that owns three DC9 aircraft. The trust leases the aircraft to EIA.

         Property and equipment at February 29, 2004 and February 28, 2003 consisted of the following (in thousands):

                                            2004           2003
                                            ----           ----
Aircraft                                  $704,322       $711,664
Overhauls, net                              91,698         89,121
Machinery and equipment                    102,787         84,501
Buildings and improvements                  42,956         42,194
Land and improvements                       15,646         15,444
Construction in progress and other          11,755         12,568
                                          --------       --------
Property and equipment, at cost            969,164        955,492
                                          --------        -------
Accumulated depreciation                 (423,767)      (401,756)
                                          --------       --------
Total                                     $545,397       $553,736
                                          ========       ========

         The Company owns an aviation museum facility, which has a net book value (in thousands) of $16,595 at February 29, 2004. This facility is currently being leased to a not-for-profit entity at no charge and is included in the table above.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently involved in certain legal proceedings as discussed below. We plan to vigorously defend against these lawsuits, however, because of uncertainties related to both the potential amount and range of loss from pending litigation, management is unable to make a reasonable estimate of the liability that could result if there were an unfavorable outcome in any of these legal proceedings. As additional information becomes available, we will re-assess the potential liability related to pending litigation and revise the estimates accordingly. Revisions of our estimates of such potential liability could materially impact its results of operations, financial condition or cash flows. While we are party to other claims and actions arising in the ordinary course of business, we do not believe that these claims and actions to be materially adverse to our financial condition or operations.

         On September 19, 2001, we instituted proceedings in the United States District Court for the District of Oregon against Asiana Airlines ("Asiana") to recover certain amounts owed to us pursuant to a freighter service agreement with Asiana, which began January 28, 2000 and expired February 28, 2003. The agreement required us to provide the aircraft (B747), crew, maintenance and insurance. Asiana was required to pay all other costs incurred in the performance of the contract. The contract provided for minimum payments based on guaranteed block hour utilization as defined in the agreement. On August 28, 2001, Asiana paid us block hour utilization for the first week of September and gave notice that no further payments would be made. Asiana did not reimburse us for certain costs that we incurred during performance under the terms of the contract. We completed the mission in progress and returned the aircraft to the United States. Since the agreement was in force until February 28, 2003 and Asiana ceased minimum payments without notice, we sought damages to compensate us for the revenue that would have been earned had Asiana continued to meet its contractual obligations. On February 28, 2003, a jury returned a verdict of US $16.6 million in our favor against Asiana. On April 22, 2003, the court denied our motion for prejudgment interest. On April 28, 2003, the court entered judgment in our favor in the amount of $16.6 million. On May 2, 2003, Asiana moved to stay the execution of the judgment pending hearing on post-judgment motions. On May 5, 2003, the court granted the stay of execution, as of the date Asiana posts sufficient bond. In May 2003, Asiana posted a cash bond in the amount US $17.4 million. An order denying Asiana's post-judgment motions and awarding us $38,053 in costs was entered on September 26, 2003. On October 24, 2003 Asiana filed a notice of appeal. The court ordered a settlement assessment conference for December 18, 2003 which was recorded and conducted on January 5, 2004 at which time it was determined that further settlement discussions were not likely to be fruitful and that the briefing schedule stood as issued. Briefing on the appeal began on February 23, 2004. We filed our answer brief to affirm the judgment on April 7, 2004. Asiana's reply was filed on May 10, 2004. The Ninth Circuit Court of Appeals has not yet scheduled an oral argument.

         On August 19, 2002, we instituted proceedings against the United States of America in the United States District Court for the district of Alaska for a declaration that the Rural Service Improvement Act of 2002 (the "Rural Service Act") is unconstitutional. The Rural Service Act, which went into effect on August 2, 2002, prohibits EIA from bidding on contracts for the delivery of Alaska non-priority bypass mail. We subsequently consolidated our claims with a prior lawsuit asserting similar claims filed by Alaska Central Express, Inc. Plaintiffs, including EIA, and the defendant, the U.S. government, have filed cross-motions for summary judgment on the constitutional claims. Briefing on these motions closed on May 9, 2003. The district court granted the U.S. government's motion for summary judgment and dismissed our claim with prejudice on September 29, 2003. On October 30, 2003, EIA filed an appeal to the decision to the Ninth Circuit Court of Appeals. EIA also filed a takings claim for money damages to recover for the economic loss of the use of assets that were committed to performance of the bypass mail operations. EIA has not yet fully quantified those losses. This claim was transferred to the U.S. Court of Claims in Washington, D.C. and is stayed pending decision on the constitutionality claim by the District Court in Alaska. The outcome of these proceedings will not impact our ability to operate services for the U.S. Postal Service in the Alaska market. Although we have not generated significant revenues from non-priority bypass mail services in the past, an adverse outcome of these proceedings would prevent us from offering these services in the future. We filed the opening brief in the US Court of Claims on February 13, 2004 and the Government's response brief was filed April 30, 2004. Oral arguments are anticipated for December 2004.

         On August 2, 2001, Airfreight Express Ltd. and AFX Capital Ltd. filed suit in the Pima County Superior Court in Arizona State Court against us alleging among other things breach of contract and fraud and seeking approximately $10 million in compensatory and punitive damages, attorneys' fees and costs. On October 3, 2001, we moved to dismiss the complaint on the grounds that it was barred by a previous settlement agreement. The court denied our move to dismiss on February 5, 2002. The plaintiff amended its complaint on June 28, 2002 to claim breach of contract, breach of the covenant of good faith and fair dealing and for a declaratory judgment that the release was void for duress and lack of consideration and fraud. On November 1, 2002, we filed a motion for security of costs requesting the plaintiff post a $50 thousand security bond. The court ordered the plaintiff to post a security bond in the amount of $15 thousand and AFX complied with the order by posting cash. On November 13, 2002, we cross-claimed that the claims were barred by the settlement agreement and that the settlement agreement was fully enforceable. We also claimed breach of contract of the settlement agreement, breach of the covenant of good faith and fair dealing, and unjust enrichment. We filed a motion to dismiss plaintiff's second amended complaint on March 21, 2003 and a motion for summary judgment on March 27, 2003. On September 22, 2003, the court denied the motion to dismiss. We filed our second motion to dismiss on October 13, 2003. The court granted the second motion to dismiss on October 30, 2003. On November 5, 2003, Evergreen filed its Application for Attorney's Fees in the amount of $409 thousand and costs in the amount of $28 thousand. On November 18, 2003, Evergreen conveyed an offer to settle with AFX for $200 thousand in attorney's fees, otherwise an amended counterclaim would be filed for malicious prosecution. On January 20, 2004 the court entered judgment in favor of Evergreen's application for attorney fees and costs in the amount of $187 thousand. Evergreen applied and received the $15 thousand cost bond. On April 22, 2004 the court found that EAC had proved its claim AFX on breach of contract and further order that EAC can seek costs on attorney fees. The court did not find EAC to be successful on its fraud claim.

         On February 11, 2003, Tridair Repair and Manufacturing, Inc. filed a complaint against us in the United States District Court for the Central District of California, alleging, among other things, fraud and breach of contract (California Action). The allegations related to an aircraft salvage contract, entered into on or about June 3, 2002, under which we performed aircraft salvage services for Tridair in return for payment. After Tridair transferred its litigation rights to an entity named Diversified Aero Asset Management, Inc. (which also sued Evergreen Air Center in the same court for similar claims on February 14, 2003), Diversified amended its complaint to include the Tridair claims on March 17, 2003. Diversified claims fraud, breach of contract, claim and delivery and conversion, and seeks $10.6 million plus the fair market value of the parts. On April 2, 2003, we filed a motion to dismiss for lack of jurisdiction, or in the alternative, to transfer the case to federal court in Arizona. The California Action has been dismissed, and the parties have filed competing claims on the same matters in Arizona State court. The Arizona State court actions are in the initial pleading stages. We filed a motion for summary judgment on August 22, 2003. The hearing was held on October 20, 2003. The judge took the matter under advisement and denied our motion for Summary Judgment. Discovery is continuing. Trial is scheduled for November 30, 2004. We believe we have meritorious defenses to the allegations in the complaint and intend to defend the case vigorously.

         On or around May 22, 2003, Bank of America Securities LLC filed suit in the Superior Court of the County of Meeklenburg for the State of North Carolina against Evergreen International Aviation and certain of its subsidiaries. The complaint alleges claims for breach of contract and quantum meruit, arising out of the agreements with the plaintiff to act as our financial agent and payment of related fees. The damages were unspecified and we retained local counsel. On August 25, 2003, we filed a motion to dismiss for lack of jurisdiction, to dismiss for failure to state a claim, and to stay. On November 10, 2003, the North Carolina Superior Court denied our motions. On November 12, 2003, we appealed the motion to dismiss for lack of jurisdiction. On February 6, 2004, the North Carolina Court of Appeals denied our petition for writ of certiorari and our motion to consolidate or Stay, however the personal jurisdiction appeal is pending. On March 29, 2004 we filed our Opening Brief. Oral arguments are expected to be set for mid to late June 2004. We believe we have meritorious defenses to the allegations in the complaint and intend to defend the case vigorously.

         We received a letter dated July 22, 2003 from the Pinal County ("the County"), Arizona County Manager with regards to alleged non-compliance of contractual facility maintenance issues and notification of his intent to pursue termination of the lease between the County and Evergreen Air Center, Inc. We retained counsel and have met with the County and FAA to further clarify the issues and each party's responsibilities regarding the issues. We currently are in negotiations with the County which we believe will settle all disputed issues. Terms of the resolution are anticipated to include making available approximately 740 of the 1,300 acres to other lessors and limited third party access to the flight line and runway. The resolution is not expected to impact our aircraft repair and maintenance business or the aircraft storage business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.






                                     PART II




ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for our common stock. There are two beneficial owners of our common stock. See Item 12 - Security Ownership of Certain Beneficial Owners and Management.

         We have not declared cash dividends on our common stock for the two most recent fiscal years. In addition, our senior credit facility and our 12% senior second secured notes due 2010 restrict our ability to pay dividends on our common stock. For a description of such restrictions, see Note 5 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.

         Since March 1, 2001, the Company has not sold any shares of its common stock.





ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below have been derived from our consolidated financial statements. For comparability of results, this information should be read in conjunction with the consolidated financial statements and related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

         As discussed in Note 14 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K, we restated our consolidated statement of operations for the year ended February 28, 2002 to present the $7.2 million claim received under the Air Transportation Safety and System Stabilization Act as a separate component of operating expenses. This amount was previously reported in operating revenues (support services and other). The following management,s discussion and analysis of financial condition and results of operations gives effect to this restatement.


                                                                                    Fiscal
                                                      -------------------------------------------------------------------
                                                       2004           2003           2002           2001           2000
                                                                                 (As restated)
                                                      -------        -------        -------        -------        -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                                      (in thousands)
Operating revenues:
     Flight revenue                                 $ 377,650      $ 400,603      $ 284,293      $ 317,898      $ 362,691
     Sales of aircraft, parts and other assets         17,357         12,137         13,270         32,705         10,290
     Ground logistics services                         99,790        129,724        122,287        104,419         89,834
     Support services and other                        40,837         31,871         27,857         32,458         29,129
                                                      -------        -------        -------        -------        -------
       Total operating revenues                       535,634        574,335        447,707        487,480        491,944
                                                      -------        -------        -------        -------        -------
Operating expenses:
     Flight costs                                      73,756         69,808         54,645         49,014         54,831
     Fuel                                              97,159        100,195         69,559         69,112         66,559
     Maintenance                                       73,205         69,740         61,279         77,625         93,246
     Aircraft and equipment                            49,612         44,139         48,269         47,136         49,160
     Cost of sales of aircraft, parts and other
       property and equipment                          13,709          8,888          9,291         26,214          6,370
     Cost of ground logistics services                 89,150        104,559        104,598         87,444         71,852
     Support services and other                        38,957         32,636         23,168         29,054         40,444
     Selling, general, and administrative              73,921         62,729         52,616         56,086         55,639
     Impairment charge on aircraft(1)                    --             --           16,000         20,000           --
     Unusual credits-net(2)                              --             --             --          (57,874)          --
     Claims under the Air Transportation Safety          --
       and Systems Stabilization Act                     --             --           (7,204)          --             --
                                                      -------        -------        -------        -------        -------
       Income from operations                         509,469        492,694        432,221        403,811        438,101
                                                      -------        -------        -------        -------        -------
Operating income                                       26,165         81,641         15,486         83,669         53,843
                                                      -------        -------        -------        -------        -------
Other (expense) income:
     Interest expense                                 (34,840)       (30,576)       (34,297)       (46,461)       (41,444)
     Other (expense) income, net                        4,386          1,508            836             51         (1,113)
                                                      -------        -------        -------        -------        -------
       Other expense, net                             (30,454)       (29,068)       (33,461)       (46,410)       (42,557)
                                                      -------        -------        -------        -------        -------
(Loss) income before minority interest and
  income taxes                                         (4,289)        52,573        (17,975)        37,259         11,286
Minority interest(3)                                   (1,116)          (962)          (879)          (814)          (694)
                                                      -------        -------        -------        -------        -------
(Loss) income before income taxes                      (5,405)        51,611        (18,854)        36,445         10,592
Income tax benefit (expense)                              835        (19,804)         6,420        (16,374)        (8,340)
                                                      -------        -------        -------        -------        -------
Net (loss) income                                   ($  4,570)     $  31,807      ($ 12,434)     $  20,071      $   2,252
                                                    =========      =========      =========      =========      =========

Other Financial Data:
Cash capital expenditures                           ($ 62,352)     $  60,826      $  35,694      $  68,574      $  85,744
Consolidated rental expense                            39,436         33,150         28,751         12,299         20,070
Cash flows provided by (used in):
     Operating activities                              56,474        100,302        107,528         51,856        121,125
     Investing activities                             (62,616)       (52,199)       (16,835)       (43,351)       (91,258)
     Financing activities                               4,575        (51,387)       (87,397)       (18,906)       (19,985)





                                                          At the End of Fiscal
                                                          --------------------
                                     2004           2003           2002           2001           2000
                                     ----           ----           ----           ----           ----
                                                              (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents        $   4,071      $   5,638      $   8,922      $   5,626      $  16,027
Working capital (deficit)(4)        (5,939)      (279,135)      (317,272)       (39,290)       (71,141)
Total assets                       678,735        692,102        690,337        786,056        740,605
Long-term debt                     296,853         18,455         26,198        327,853        347,641
Total debt(5)                      308,433        303,858        355,245        422,843        416,685
Total stockholders' equity         190,864        195,434        163,627        176,061        155,990


(1) On a periodic basis, we review the carrying value of our aircraft. We recognize an impairment loss when the sum of the expected future and undiscounted net cash flows to be derived from the assets is less than their carrying amount on our balance sheet. In fiscal year 2001, we recognized an impairment charge of $20 million on two of our B747 aircraft as a result of our decision to take these aircraft out of service rather than take corrective action required by an FAA directive. These aircraft will not be returned to service. In fiscal year 2002, we recognized an impairment charge of $16 million on our DC9 fleet as a result of under utilization of the fleet. For a more detailed discussion of impairment charges, see Note 1 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Unusual credits-net consist of:

         o $58.7 million of net proceeds from a lawsuit settlement recorded in fiscal year 2001. In February 2001, we received $75 million, offset by $16.3 million of related legal costs and vendor settlements, over a dispute regarding structural modification services performed on three of our B747-100 aircraft.

         o A one-time pre-tax charge of $0.8 million recorded in fiscal year 2001 related to the write-off of net assets associated with a labor classification dispute on one of our EAGLE contracts.

(3) Represents a one-third beneficial ownership interest held by Mr. Delford M. Smith, our Chairman, in that portion of the Trust Created February 25, 1986's property that consists of one B747 aircraft. We own the remaining two-thirds beneficial ownership interest in that portion of the trust's property that consists of the B747 and the entire beneficial ownership interest in that portion of the trust's property that consists of three DC9 aircraft. We lease all four of these aircraft from the trust. Lease payments relating to the minority interest in the B747 were approximately $1.9 million, $1.9 million, $1.9 million, $1.9 million, and $1.8 million for fiscal year 2004, 2003, 2002, 2001, and 2000 respectively.

(4) Working capital (deficit) represents total current assets less total current liabilities.

(5) Total debt is total current portion of long-term debt plus non-current portion of long-term debt plus current portion of the note payable to affiliate plus, for fiscal year 2000, short-term notes payable and the non-current portion of the note payable to affiliate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About Forward Looking Statements

         The Company is subject to certain risks and uncertainties that could affect its expected and actual future results. Except for the historical information contained in this Annual Report on Form 10-K, this Form 10-K contains forward-looking statements that involve risks and uncertainties. See "Statement Regarding Forward-Looking Disclosure."


BUSINESS OVERVIEW


         Evergreen is a leading integrated provider of worldwide airfreight transportation, aircraft ground handling and logistics, helicopter and small aircraft, aircraft maintenance and repair services. Mr. Delford M. Smith, our Chairman, founded Evergreen in 1960 with three helicopters. Today we have a fleet of 76 commercial aircraft and helicopters, including ten Boeing B747s and seven DC9s, with the capability of providing aviation services throughout the world. We have provided air services to locations in over 150 countries while maintaining a reputation for safety and reliability. We generally provide our services under U.S. dollar-denominated contracts to a broad base of long-standing customers, including the U.S. Air Force Air Mobility Command ("AMC"), the U.S. Postal Service, freight forwarders, domestic and foreign airlines, industrial manufacturers and other government agencies. We were the largest commercial provider of B747 air cargo services to the U.S. military for its 2003 fiscal year ending September 30, 2003. Over the past two years, we have redeployed our wide-body fleet to more profitable business by transitioning away from freight forwarders and other commercial customers and toward the U.S. military. Our diverse customer base and our ability to deploy aircraft to match market conditions give us the agility to respond to changes in the demand for our services within different economic sectors.

         We provide our services through six reporting segments: Evergreen International Airlines (EIA), Evergreen Aviation Ground Logistics Enterprise (EAGLE), Evergreen Helicopters (Helicopters or EHI), Evergreen Air Center (Air Center or EAC), Evergreen Aircraft Sales & Leasing (EASL) and Evergreen Agricultural Enterprises (OTHER). Operating revenues and income from operations for each of our segments for fiscal year 2004, 2003 and 2002 are set forth in the following table:

                                                           Fiscal Years
                                                                            2002
                                                  2004         2003     (as restated)
                                               ---------    ---------    ---------
Operating revenues:                                         (in millions)
  EIA                                          $   350.0    $   374.5    $   267.5
  EAGLE                                            100.4        129.7        122.3
  EHI                                               39.3         35.2         28.1
  EAC                                               31.9         23.9         20.1
  EASL                                               7.0          5.3          5.7
  OTHER                                              7.0          5.7          4.0
                                               ---------    ---------    ---------
    Total                                      $   535.6    $   574.3    $   447.7
                                               =========    =========    =========

    Totals may not add due to rounding


                                                           Fiscal Years
                                                                            2002
                                                  2004         2003     (as restated)
                                               ---------    ---------    ---------
Income (loss) from operations:                              (in millions)
  EIA                                          $    35.9    $    61.0    $     3.8
  EAGLE                                             (2.3)        15.9         11.3
  EHI                                               (7.5)         0.8          0.1
  EAC                                                5.0          2.9         (0.2)
  EASL                                              (2.4)         2.3          2.3
  OTHER                                             (2.5)        (1.3)        (1.8)
                                               ---------    ---------    ---------
    Total                                      $    26.2    $    81.6    $    15.5
                                               =========    =========    ==========

    Totals may not add due to rounding.

OPERATING REVENUES OVERVIEW

         The following is a summary of the methods by which each of our six business segments generates revenue and contributes to our results of operations:

EIA

         Through EIA we provide international long-range and domestic short-range air cargo services. Revenues in this segment are recorded predominantly as flight revenue. We primarily charge customers based on miles traveled, space utilized or "block space", hours flown or "block hours" or trips taken. This contrasts with other integrated freight carriers that generally charge based on the weight of the cargo carried. Accordingly, we generally are not responsible for securing freight for our aircraft, and receive revenues based on routes flown rather than capacity carried. Block hours are measured in sixty minute periods, or fractions of such periods, from the time the aircraft moves from its departure point to the time it comes to rest at its destination. Block space is measured by the number of pallet positions utilized. Flight revenue is primarily recorded as flights are completed and can be measured in block hours regardless of the method of charging customers.

         Many of our contracts are structured as "all-in" contracts, under which we are responsible for the full range of operating expenses, including fuel costs. Other contracts are "ACMI" or "wet lease" arrangements, under which we provide only the aircraft, crew, maintenance and insurance, and the customer is responsible for all other operating expenses, such as fuel, ground handling, crew accommodations and the cost of obtaining freight. Under ACMI contracts, the customer also bears the additional risk of ensuring that the capacity of the aircraft is fully utilized. As a result, we receive higher revenues per block hour flown with all-in contracts than we do with ACMI contracts. To reduce the impact of fuel price volatility, we include fuel cost adjustment mechanisms in most of our all-in contracts. In many cases, customers, such as AMC, bear the risk of escalation in fuel prices above a specified cost, and we forego the benefit of any decrease in fuel prices below such cost. Our annual AMC contract is an all-in contract. However, it differs from our other all-in contracts because on AMC flights we avoid costs of aircraft handling and landing fees at military airports where the military provides these services at no cost to us.

         Our agreements with freight forwarders, including our ad hoc arrangements, are typically structured as block space agreements, where the forwarder commits to deliver a certain amount of freight for a specific flight. Under the agreement, the forwarder must pay for the space committed, whether it delivers the freight to us or not. Our express delivery contracts are similar to ACMI contracts in that we provide the aircraft, crew, maintenance and insurance, but we also provide ground handling and logistics services. All other expenses are the responsibility of the customers.

         Fluctuations in flight revenues are principally dependent upon the quantity of block hours flown, the prevailing market rates, the mix among our contract types, and the composition of our operating fleet.

EAGLE

         Through EAGLE, we provide full-service aviation ground handling and logistics services, including mail handling, aviation hub management, aircraft handling, cargo loading and unloading, container build up and break down, ground system management, ground equipment maintenance, ground equipment sales and leasing, aircraft line maintenance, terminal services, aircraft de-icing and washing, check-in and ticketing, baggage acceptance and seat selection, and passenger cabin cleaning. Most revenues in this segment are recorded as Ground logistics services revenues. Ground handling and logistics revenues are typically generated under contracts with the U.S. Postal Service, domestic and international passenger and cargo airlines, and express delivery customers. We typically provide services through contracts with a term of one year or more, with scheduled rates for a range of services at one or more locations throughout the United States. Fluctuations in revenues from our EAGLE segment are primarily dependent upon general demand for our services, the degree to which air carriers outsource ground logistics services to specialized providers in lieu of supporting these activities in-house, and the level of our business from the U.S. Postal Service. Revenues in this segment are recorded when services are rendered.

EHI

         We provide helicopter and small fixed-wing aircraft services throughout the world in markets in connection with forest fire fighting, health services, aerial spraying, heavy lift construction, law enforcement, helicopter logging, petroleum support services, search and rescue, peacekeeping and relief support, helicopter skiing and agriculture. Revenues in our Helicopters segment are recorded primarily as flight revenue and, to a lesser extent, as support services and other revenue. Services are typically provided under one to five-year contracts. We typically charge customers a monthly availability fee in addition to an hourly charge for missions flown or by hour with a minimum number of hours per day. We often modify our pricing methods to match the characteristics of a mission, which may involve pricing based on cubic meter if the mission relates to logging, by acre if agricultural or by number of pick-ups if construction. Fluctuations in revenues from our Helicopters segment are primarily dependent upon the type of aircraft operated, market rates for aircraft, and the types of missions to which such aircraft are deployed. Revenues in this segment are recorded when services are rendered.

EAC

         Through Air Center, an unlimited Class IV airframe repair station certified by the FAA, we perform aircraft maintenance, repair and overhaul services. Most revenues in this segment are recorded as support services and other revenue. Aircraft maintenance and repair revenues are generally derived from heavy maintenance ("C" checks and "D" checks) on aircraft, aircraft storage and other aircraft and storage services. Fluctuations in aircraft maintenance and repair revenues are primarily a function of air carriers' heavy maintenance needs, and the degree to which air carriers outsource aircraft maintenance and repair services to specialized providers in lieu of supporting these activities in-house. Additionally, fluctuations in aircraft maintenance and repair revenues are dependent upon: labor revenues, which are a function of total billable hours and labor rates; material revenues, which are a function of materials sold and the associated market rates; fueling operations, which are a function of the volume of fuel sold and the associated market rates; and other revenues, primarily resulting from the rental of certain facilities at the Air Center. Revenues in this segment are recorded when services are rendered.

EASL

         EASL is our aircraft trading business through which we selectively buy, sell, lease and broker commercial aircraft, helicopters and spare parts. Revenues in this segment are predominantly derived from sales of aircraft, parts and other assets, including sales on a consignment basis. Revenues generated from the sale of our assets are recorded within the segment from which the assets originated. Revenues from asset sales within EASL relate solely to assets acquired and sold by EASL. Similarly, revenues generated from leasing of aircraft are recorded within the segment that controls those assets. EASL generates revenues in the form of commissions in connection with the sale and leasing of assets for third parties and our Evergreen entities.

OTHER

         We operate a nursery and farming enterprise through Evergreen Agricultural Enterprises, Inc. Our agricultural business is compensated based on delivery of nursery and agricultural products to wholesale and retail customers. Revenues from this segment are recorded as support services and other revenues. All of our subsidiaries in this segment are non-guarantor unrestricted subsidiaries for purposes of the indenture relating to the notes.

HOLDINGS

         Evergreen Holdings, Inc., the registrant, owns all the outstanding common stock of Evergreen International Aviation, Inc. ("EA" or "Aviation"), all the outstanding common stock of Evergreen Vintage Aircraft, Inc. ("Vintage"), and owns two-thirds beneficial ownership interest in the Trust Created February 25, 1986 ("The Trust").

         EA owns all the outstanding common stock of Evergreen International Airlines, Evergreen Aviation Ground Logistics Enterprises, Evergreen Helicopters, Evergreen Air Center, Evergreen Aircraft Sales & Leasing, and Evergreen Agricultural Enterprises.

         Vintage owns a collection of vintage aircraft and a 120,000 square foot Evergreen Aviation Museum building on approximately 84.2 acres in McMinnville, Oregon. Vintage leases this building and land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a non-profit corporation.

         The Trust owns one B747 and three DC9 aircraft. Mr. Delford M. Smith owns a one-third beneficial ownership interest in the portion of the Trust that owns the B747 aircraft. Evergreen Holdings, Inc. owns a two-thirds beneficial ownership interest in the portion of the Trust that owns the B747 aircraft and the entire beneficial ownership interest in that portion of the trust that owns the three DC9 aircraft. The Trust leases the aircraft to Evergreen International Airlines.

         Evergreen Holdings, Inc. is predominantly a holding company and it recognizes any income and expenses in the period incurred. Its primary assets are the shares of Evergreen International Aviation, Inc. and Evergreen Vintage Aircraft, Inc. In addition, it owns rural property with improvements, and incurs maintenance expense in relation to that property. Evergreen Holdings, Inc. also holds approximately $15.8 million in notes receivable from affiliates as of February 29, 2004.

OPERATING EXPENSES OVERVIEW

         Our consolidated operating expenses consists of: flight costs; fuel expenses; maintenance expenses; aircraft and equipment expenses; the cost of sales of aircraft, parts and other property and equipment; cost of ground logistics services; support services and other expenses; selling, general and administrative expenses; impairment charges on aircraft; and unusual credits-net; and for fiscal year 2002, a claim under the Air Transportation Safety and System Stabilization Act. Selling, general and administrative expenses are not related to a single segment, but rather relate to our consolidated operations, as a whole. Flight costs consist principally of flight crew costs, international air traffic control fees and commissions payable to other members of our CRAF team. Fuel expenses are primarily generated by EIA and, to a much lesser extent, Helicopters. Flight crew costs and fuel expenses fluctuate based on changes in both fuel prices and the degree to which increases in such prices are either absorbed by us under all-in contracts or passed through to customers under ACMI contracts.

         In addition to the cost of maintaining our EIA fleet, including amortization of C checks and D checks and overhauls of engines and major aircraft components, our maintenance expenses reflect the cost of maintaining equipment utilized in all of our aviation services for EIA and EHI. As a result, maintenance expenses increase as block hours flown increase and as our EAGLE segment expands. We expense our light maintenance of aircraft ("A" checks and "B" checks) and capitalize our heavy maintenance of aircraft ("C" checks and "D" checks). Our aircraft and equipment expenses, which consist principally of depreciation, insurance, and engine and aircraft rental, are primarily driven by air freight transportation services provided by EIA, but are also impacted by our overall business mix. The cost of sales of aircraft, parts, and other property and equipment are recorded in the segment that sold the relevant asset. Our cost of ground logistics services includes labor and facility costs for EAGLE. Our support services and other expenses consist primarily of labor and materials costs for Air Center, and landing fees, aircraft and cargo handling and other operational support costs for EIA.

MATERIAL TRENDS AND UNCERTAINTIES

         We pay close attention to, and monitor various trends and uncertainties emerging in the markets we serve. The markets we serve are impacted by government regulations and policies, world wide economic and political changes and the emergence of new competition in the various markets we serve.

         Our EIA segment operates in a highly competitive environment, which can be impacted by the emergence of new competitors offering low cost service. We maintain strong customer relations and provide a higher quality of service to combat potential competition. In addition, we are subject to governmental regulations covering where we can operate and how we operate. We track changing regulations to ensure our operating authority is as broad as possible and to ensure that we are eligible to operate in the markets we serve. Maintenance costs related to our aircraft increase as the age of the fleet increases. As younger aircraft under economically favorable financing arrangements enter the market we anticipate shifting the older aircraft into other markets which will extend their useful lives and add more competitive aircraft to maintain our market share.

         Our EAGLE segment tracks U.S. Postal Service and Integrated Carriers volume, their market positions and their rate structures, which allow us to be in position to provide the type and volume of service customers require. We also trace traffic and route authority filings for foreign flag carriers. We maintain a high quality of service to maintain pricing and market share.

         Our EAC segment provides a broad range of services, which provides us a competitive advantage, but we are subject to changing technology issues. We upgrade equipment as needed and we provide the necessary training to our employees to maintain our competitive position. We must continue to upgrade our facilities in order to help us maintain our market share due to pressure from our International competition, which has also been adding capabilities, and operating facilities.

         Our EHI segment can be impacted by trends in the oil and gas industry, forest and land management practices and changing governmental regulations. We maintain strong relationships with our customers, and we have a diverse fleet of aircraft which allows us to meet our customer's needs. We also provide services to a wide variety of markets, which enables us to minimize the impact of fluctuations in any individual market.

         Our EIA segment depends on continued business with the U.S. Air Force Air Mobility Command. If our AMC business declines significantly, it could have a material adverse effect on our operations. We expect that revenues from AMC will continue to be the primary source of our revenue for the foreseeable future. The volume of AMC business is sensitive to changes in national and international political priorities and the U.S. federal budget. During January and February of fiscal year 2004, our flight revenues and income from operations were adversely affected by a decrease in our AMC business. This decrease in AMC business was caused by a decision by the U.S. Air Force Air Mobility Command to shift away from commercial aircraft in favor of organic military transport aircraft for movements of cargo directly into Iraq. U.S. commercial aircraft are currently prohibited from operating in Iraq by the FAA. The impact of this change on our AMC expansion revenues was a decrease in flight revenues of approximately $13.3 million during January and February of fiscal year 2004. This estimate was based on average AMC expansion revenues through the first three quarters of fiscal year 2004 against actual AMC expansion revenue for January and February 2004. This trend continued through March and April, however AMC expansion revenue has returned to previous revenue levels in May 2004. If AMC elects to fly directly into Iraq or use alternative methods of transportation, we may experience a decline in our consolidated operating revenues again, which could have a material adverse impact on our results of operations.

         Our EAGLE segment tracks U.S. Postal Service and Integrated Carriers volumes and their market positions and rate structures, which allow us to be in position to provide the type and volume of service that our targeted customers require. Traffic and route authority filings for foreign flag carriers are also tracked. We maintain a high quality of service to maintain pricing and market share.

         The broad range of services provided by our EAC segment gives us a competitive advantage. We are continuously upgrading equipment and provide training to our employees as required in order to maintain that competitive advantage. We have been facing an increasing number of foreign competitors that are adding capabilities and operating facilities. This increased competition is creating a challenge to our ability to maintain our market share.

         Our EHI segment is impacted by changes in the oil and gas industry, forest and land management practices and changing governmental regulations. Contracts are awarded in part based on safety records and a company's ability to maintain their aircraft. Our safety record and maintenance infrastructure makes us competitive in the marketplace. We maintain strong relationships with our customers and have available a diverse fleet of aircraft in order to meet our customer's needs. We also provide services to a wide variety of markets, which enables us to minimize the impact of fluctuations in any individual market.

CRITICAL ACCOUNTING POLICIES

         This section is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to impairment of property and equipment and goodwill, allowance for bad debts, inventory reserves and valuation for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements. Property and equipment

         We had approximately $545.4 million and $553.7 million in operating property and equipment, net as of February 29, 2004 and February 28, 2003, respectively. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by us, including the estimation of useful lives, residual values and, in fiscal year 2002, impairment charges on aircraft.

         We record aircraft at acquisition cost upon delivery. Depreciable life is determined by using economic analysis, reviewing existing fleet plans, and comparing estimated lives to other airlines operating similar fleets. Older generation aircraft are assigned lives that are consistent with our experience and other airlines. As aircraft technology has improved, useful life has been extended. Residual values are estimated based on our historical experience with regard to the sale of both aircraft and spare parts, and are established in conjunction with the estimated useful lives of the aircraft. Residual values are based on current dollars when the aircraft are acquired and typically reflect values for assets that have not reached the end of their physical lives. Both depreciable lives and residual values are revised annually to recognize changes in our fleet plans and changes in conditions. The values reflected on our balance sheet do not necessarily reflect the fair market value or appraised value of these assets. See "Risk Factors-Volatility of aircraft values may affect our ability to obtain financing secured by our aircraft." Effective as of September 1, 2003, the Company changed the estimated useful lives of the aircraft in its EHI segment to more accurately reflect its current estimate of their useful lives. The estimated useful lives of these aircraft were increased from 10 years to 20 years. See Note 3 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.

         We evaluate the recoverability of a long-lived asset or asset group in accordance with FAS-144, Accounting for the impairment or Disposal of Long-Lived Assets." Accordingly, an impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The recoverability of the carrying amount of long-lived assets is determined by comparing the sum of the expected future, undiscounted net cash flows to be derived from the related assets to the net book value of the assets; an impairment loss is then recognized as the difference between the fair value and the net book value of the long- lived assets. The undiscounted cash flows estimate includes only cash flows that are directly associated with and that is expected to arise as a direct result of the use of the assets and incorporates our own assumptions about the use of the assets. The assumptions incorporate our internal budgets and projections based on historical use, existing contracts currently in place as well as the existing service potential of the assets at the date they are tested. For our fleet of B747s and DC9s aircraft, each aircraft is depreciated until an economic point in time, regardless of when the aircraft was purchased. DC9s are depreciated through 2023 and B747s are depreciated until a point in time that ranges from 2020 until 2028, depending upon the aircraft model. For our fleet of helicopters, each helicopter has an estimated useful life of twenty years. Revenues and expenses incorporated in the undiscounted cash flows analysis are estimated based on the existing service potential of the assets, which is consistent with the estimated useful lives.

         If our projections of future undiscounted cash flows do not support the recoverability of our long-lived assets, an impairment charge is recorded to reduce the carrying value of our fleet to its fair value. The fair value of our long-lived assets for purposes of our assessment, are determined based on the amount at which an asset could be bought or sold in a current transaction between willing parties, discounted cash flows, or internal or external appraisals. The estimated magnitude of any such potential impairment charge could have a significant impact on our financial statements.

         In fiscal year 2002, we recorded an impairment charge of $16 million for our DC9-33 aircraft fleet, resulting from the anticipated decrease in future cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", see Note 1 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K. For fiscal year 2004 and fiscal year 2003, we evaluated our fleet in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Utilizing our current cash flow projections, and current analysis of aircraft value, management determined that no further impairment charge was necessary.

Allowance for doubtful accounts

         We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and from contract disputes. The extension and revision of credit is established by obtaining credit rating reports or financial information of a potential customer. Trade receivable balances are evaluated at least monthly. If it is determined that the customer will be unable to meet its financial obligation to us as a result of a bankruptcy filing, deterioration in the customer's financial position, a contract dispute, or other similar events, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of February 29, 2004 and February 28, 2003, the accounts receivable balance of $38.7 million and $55.6 million, respectively, is reported net of allowances for doubtful accounts of $1.9 million and $33.5 million, respectively. If a customer's financial condition were to deteriorate, resulting in its inability to make payments, an additional allowance may need to be recorded, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

         During fiscal year 2004, EAGLE reduced the allowance for doubtful accounts by $6.1 million with write-offs related to U.S. Postal Service contracts.

         We had a freighter service agreement with Asiana Airlines (Asiana), which began January 28, 2000 and expired February 28, 2003. The agreement required the Company to provide the aircraft (B747), crew, maintenance and insurance. Asiana was required to pay all other costs incurred in the performance of the contract. The contract provided for minimum payments based on guaranteed block hour utilization as defined in the contract. On August 28, 2001, Asiana paid the Company for block hour utilization for the first week of September and gave notice that no further payments would be made. Asiana did not reimburse the Company for certain costs incurred by the Company during performance under the terms of the contract. The Company completed the mission in progress and returned the aircraft to the United States.

         On September 19, 2001, the Company instituted proceedings in the United States District Court for the State of Oregon against Asiana Airlines to recover certain amounts owed to the Company pursuant to the freighter service agreement with Asiana. On April 28, 2003, the court entered judgment in our favor in the amount of $16.6 million. In May 2003, Asiana posted a cash bond in the amount US $17.4 million. The court ordered a settlement assessment conference for December 18, 2003 which was recorded and conducted on January 5, 2004 at which time it was determined that further settlement discussions were not likely to be fruitful and that the briefing schedule stood as issued. Briefing on the appeal began on February 23, 2004. We filed our answer brief to affirm the judgment on April 7, 2004. Asiana's reply was filed on May 10, 2004. Matters are still pending with the Ninth Circuit Court of Appeals and the court has not yet scheduled an oral argument.

         Since the agreement was in force until February 28, 2003 and Asiana ceased making minimum payments without notice, the Company believes it is entitled to the revenue, which it would have earned had Asiana continued to meet its contractual obligation. At February 28, 2003, the Company had recorded an account receivable of $27.2 million however, such amount was fully reserved and no income was recorded for this program since Asiana ceased making payments. During fiscal year 2004, the account receivable of $27.2 million was written off against the fully reserved balance resulting in no change to the net receivables and no income effect. See "Item 3. Legal Proceedings" of this Annual Report on Form 10-K.

Goodwill

         On March 1, 2002, we adopted SFAS 142, which addresses financial accounting and reporting for goodwill and other intangible assets, including when and how to perform impairment tests of recorded balances. We have two reporting units, EAGLE and Helicopters that have assigned goodwill of $5.5 million. Quoted stock market prices are not available for these individual reporting units. Accordingly, consistent with SFAS 142, our methodology for estimating the fair value of each reporting unit primarily considers discounted future cash flows. In applying this methodology, we make assumptions about each reporting unit's future cash flows based on capacity, expected revenue, operating costs and other relevant factors, and discount those cash flows based on each reporting unit's weighted average cost of capital. Changes in these assumptions may have a material impact on our consolidated financial statements.

Income taxes

         In conjunction with preparing our consolidated financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense, and assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to our acceleration of depreciation on property and equipment, we could have a loss for accounting purposes but would still owe tax. A discussion of the income tax provision and the components of the deferred tax assets and liabilities can be found in Note 6 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued FASB Interpretation No.46 (FIN 46), Consolidation of Variable Interest Entities-an Interpretation of ARB No.51 Consolidated Financial Statements, and subsequently revised in December 2003, with the issuance of FIN 46-R. Interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity .The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. We are required to adopt FIN 46-R as of the period ending May 31, 2005. While we have not completed our final assessment of the impact of FIN 46-R, based upon our preliminary assessment, management believes we may be the primary beneficiaries of certain related party entities including, but not limited to, Ventures Holdings and Ventures Acquisitions. We lease certain assets, consisting primarily of buildings and aircraft, from these entities. The financial statements of these entities may be included in our financial statements in the period of adoption and beyond. Such inclusion is not expected to have a material impact on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. This standard is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, FASB issued FASB Staff Position No. FAS 150-3 (FSP 150-3), "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FSP 150-3 deferred certain aspects of FAS 150. The adoption of FAS 150 and FAS 150-3 did not have a material impact on our results of operations, financial position or cash flows.

         On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did have a material impact on our revenue recognition policies, results of operations, financial position or cash flows.

RISK FACTORS

         Our business, operations and financial condition are subject to various risks. Investors and prospective investors should carefully consider the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K.

         There is uncertainty regarding the Company's ability to comply with certain of these debt covenants, which would place the debt in the position to be called due. This would raise substantial doubt about the Company's ability to continue as a going concern.From time to time over the last ten years, we have been in default under our debt agreements. As a result of this and other matters, our audited financial statements included audit opinions by our external auditors that included an emphasis of a matter paragraph regarding the Company's ability to continue as a going concern in fiscal years 1994, 1995, 1996 and 2002 and 2004. We were in default of our Fixed Charge Coverage Ratio with PNC Bank, under our revolving credit facility at February 29, 2004 and at times we have not always had sufficient cash flows from operations and available borrowings to meet our liquidity requirements. Paying off all obligations related to PNC BANK cured the default. See notes 1 and 5 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K. In fiscal year 2002, the going concern matter was the result of the maturity of our existing credit facility within one year of the end of the fiscal year end, given our working capital position, uncertainty as to our ability to refinance our existing credit facility or have its maturity extended beyond one year. Accordingly, we were required to classify such debt as a current liability. In certain other years we obtained waivers from our lenders and did not receive a going concern comment. In addition, in the past we have not always complied with our covenants under our smaller debt instruments, including covenants to make payments thereunder and to deliver compliance certificates to our lenders.

         There are weaknesses with our internal controls, which could affect our ability to provide accurate financial statements and comply with the Sarbanes-Oxley Act. Our auditors have noted "reportable conditions" and "material weaknesses" with respect to our financial statements from time to time. Reportable conditions involve significant deficiencies in the design or operation of a company's internal controls that could adversely affect the company's ability to record, process, summarize and report financial data. Beginning in fiscal year 1994, our accountants noted reportable conditions in fiscal year 1994, 2000, 2001 and 2002. For fiscal year 2004, our auditors noted material weaknesses relating to our failure to ensure that all transactions were recorded properly and all of our accounts were reconciled on a consistent and timely basis. In May, 2004, the Company's principal executive officer and principal financial officer, with the assistance of our current registered public accounting firm, analyzed the facts and circumstances surrounding the quantity and magnitude of the adjusting journal entries within certain subsidiaries at year end. After reviewing the adjustments and restatement entries and performing an evaluation of the internal controls within our reporting entities we concluded that, as of the end of such period, the Company's current controls and procedures require further enhancements to ensure that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. At this time, management has determined that disclosure controls and procedures may not be sufficient to ensure that data errors, control problems or acts of fraud are detected and to confirm that appropriate corrective action, including process improvements, is undertaken. After reviewing the restatement adjustments and performing an evaluation of our controls and disclosure procedures, management concurs with our current registered public accountants that improvements to internal controls are needed relating to: (1) establishment of policies and procedures regarding capitalization and amortization of balances, (2) establishment of policies and procedures for recording and processing transactions, (3) establishment of standards to review journal entries, account balances and financial statements. During fiscal year 2004 and subsequent, we began a project to improve our internal controls and believe that we have made significant progress in this regard that will address the causes of the deficiencies noted by our auditors during fiscal year 2004. See item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure." We also believe that we have improved the core competencies of our accounting staff and we are adding new accounting positions including internal audit, reporting and oversight functions. In addition, as a previously private company with no prior public reporting obligations, we are in the process of instituting changes to our internal procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, when and as such requirements become applicable to us. Implementing these changes may require a significant period of time and specific compliance training of our directors, officers and personnel. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to provide accurate financial statements and comply with the Sarbanes-Oxley Act.

         We depend on continued business with the U.S. Air Force Air Mobility Command. If our AMC business declines significantly, it could have a material adverse effect on our operations. In fiscal year 2004, 2003 and 2002, AMC was our principal customer, accounting for approximately 57.4% 48.2% and 30.8% respectively of our consolidated operating revenues and 87.8%, 73.9% and 51.5%, respectively of our total EIA segment revenues. During January and February of fiscal year 2004, our flight revenues and income from operations were adversely affected by a decrease in our AMC business. This decrease in AMC business was caused by a decision by the U.S. Air Force Air Mobility Command to shift away from commercial aircraft in favor of organic military transport aircraft for movements of cargo directly into Iraq. U.S. commercial aircraft are currently prohibited from operating in Iraq by the FAA. The impact of this change on our AMC expansion revenues was a decrease in flight revenues of approximately $13.3 million during January and February of fiscal year 2004. This estimate was based on average AMC expansion revenues through the first three quarters of fiscal year 2004 against actual AMC expansion revenue for January and February 2004. This trend continued through March and April but AMC expansion revenue has returned to previous earnings levels in May 2004. If AMC elects to fly directly into Iraq or use alternative methods of transportation, we may experience a decline in our consolidated operating revenues, which could have a material adverse impact on our results of operations. We expect that revenues from AMC will continue to be the primary source of our revenue for the foreseeable future. However, our revenues from AMC are derived from one-year contracts that AMC is not obligated to renew. In addition, AMC can terminate or modify its contract with us for convenience if we fail to perform or if we fail to pass bi-annual inspections. Any such termination could also expose us to liability and hinder our ability to compete for future contracts. If our AMC business declined significantly, it could have a material adverse effect on our results of operations and financial condition. Even if AMC continues to award business to us, we cannot assure you that we will continue to generate the same level of revenues we currently derive from AMC business. The volume of AMC business is sensitive to changes in national and international political priorities and the U.S. federal budget.

         Our revenues from AMC could decline as a result of the system AMC uses to allocate business to commercial airlines that participate in the Civil Reserve Air Fleet. Each year, AMC grants a certain portion of its business to different airlines based on a point system. The number of points an airline can accrue is determined by the amount and type of aircraft pledged to the Civil Reserve Air Fleet ("CRAF"). We participate in CRAF through a teaming arrangement with other airlines, known as the North American Contractor Team. We are currently the only core B747 wide-body cargo member of our CRAF team, which is the team that has accumulated the most points for the current contract year. The formation of competing teaming arrangements that have larger partners than those in our team, an increase by other air carriers in their commitment of aircraft to the program, or the withdrawal of our team's current partners, could adversely affect the amount of our AMC business in future years. For example, in 2002, Northwest Airlines left our team to join another CRAF team. This resulted in our team's entitlement of AMC business dropping from 65% for the U.S. government's 2002 and 2001 fiscal years to 51% for the U.S. government's 2003 fiscal year. All of the current North American Contractor Team members will participate in the North American Contractor Team for the government fiscal year 2005. Some of our current team members are currently facing financial difficulties. If any of our team members were to cease or restructure their operations, the number of planes pledged to CRAF by our team would be reduced. As a result, the number of points allocated to our team would be reduced and our allocation of AMC business would probably decrease.

         We also depend on continued business with the U.S. Postal Service. If our business with the U.S. Postal Service declines significantly or if the U.S. Postal Service fails to renew any of our contracts, it could have a material adverse effect on our results of operations and financial condition. In fiscal years 2004, 2003, and 2002, the U.S. Postal Service accounted for approximately 12.5%, 18.3%, and 26.1% respectively of our total operating revenues. The U.S. Postal Service account consists of five separate contracts, which range in original duration from one to five years. Our largest contract comes up for renewal in 2006. Our contracts with the U.S. Postal Service represented approximately 61.2%, 71.3%, and 68.8% of our EAGLE segment revenues for fiscal years 2004, 2003, and 2002 respectively. We cannot assure you that any of these agreements will remain in effect for their scheduled terms or that they will be renewed upon their expiration. Any such termination or non-renewal of any of these agreements by the U .S. Postal Service or any significant decline in our income from our business with the U.S. Postal Service, for any reason, could have a material adverse effect on our results of operations and financial condition.

         Our operating cash flows may be subject to fluctuations related to our ability to promptly collect accounts receivable, which may limit our ability to borrow against our revolving credit facility. A significant decline in operating cash flows may require us to seek additional financing sources to fund our working capital requirements. Historically, we have experienced fluctuations in our operating cash flows as the result of fluctuations in our collection of accounts receivable. These fluctuations have been due to various issues, including amendments and changes to existing contracts and the commencement of operations under new agreements. If we cannot successfully collect a significant portion of such accounts receivable over 90 days old, we may be required to set aside additional reserves or write off a portion of such receivables in accordance with generally accepted accounting principles. If we are not able to maintain or reduce our aged receivables, our ability to borrow against our revolving credit facility entered into subsequent to fiscal year 2004, on May 13, 2004, may be restricted due to the fact that borrowings are limited to 85% of eligible receivables, as defined, which excludes receivables over ninety days old. If our operating cash flows significantly decline as a result of such fluctuations, we may be required to seek alternative financing sources, in addition to our revolving credit facility, to fund our working capital requirements.

         Our fleet consists of older aircraft which may have higher maintenance costs than new aircraft and which could require substantial maintenance expenses. Our fleet consists of ten B747s and seven DC9s, manufactured between 1967 and 1975. As of February 29, 2004, the average age of our operating aircraft was approximately 33 years. Because many aircraft components wear out and are required to be replaced after a specified number of flight hours or take-off and landing cycles, and because older aircraft may need to be refitted with new aviation technology, older aircraft tend to have higher maintenance costs than new aircraft. Maintenance and related costs can vary significantly from period to period as a result of government-mandated inspections and maintenance programs and the time needed to complete required maintenance checks. In addition, the age of our aircraft increases the likelihood that we will need significant capital expenditures in the future to replace our older aircraft. The incurrence of substantial additional maintenance expenses for our aircraft, or the incurrence of significant capital expenditures to replace an aircraft, could have a material adverse effect on our results of operations, and our ability to make payments on our debt obligations.

         Volatility of aircraft values may affect our ability to obtain financing secured by our aircraft. We have historically relied upon the market value of our aircraft as a source of additional capital. The market for used aircraft, however, is volatile, and it can be negatively affected by excess availability due to factors such as the potential bankruptcy of existing airlines. As a result, the value of aircraft reflected on our balance sheet does not necessarily reflect the fair market value or appraised value of these aircraft. Accordingly if we sell our aircraft or obtain financing secured by our aircraft, or are involved in a bankruptcy, liquidation, and reorganization or other winding up, there can be no assurance that our aircraft would receive a favorable valuation at such time. Moreover, if we were to sell our aircraft now, they would probably not generate proceeds equal to their carrying value on our balance sheet.

         We depend on the availability of our wide-body aircraft for the majority of our flight revenues. In the event that one or more of our B747 aircraft are out of service for an extended period of time, we may have difficulty fulfilling our obligations under one or more of our existing contracts. As a result, we may have to lease or purchase replacement aircraft or, if necessary, convert an aircraft from passenger to freighter configuration. There can be no assurance that suitable replacement aircraft could be located quickly or on acceptable terms. Due to the relatively small size of our B747 fleet, the loss of revenue resulting from any such business interruption or costs to replace aircraft could have a material adverse effect on our results of operations and our ability to make payments on our debt obligations.

         We do not have insurance against losses arising from any business interruption. If we fail to keep our aircraft in service, we may have to take impairment charges in the future and our results of operations would be adversely affected. The loss of our aircraft or the grounding of our fleet could reduce our capacity utilization and revenues, require significant capital expenditures to replace such aircraft and could have a material adverse affect on us and on our ability to make payments on our debt obligations. Moreover, any aircraft accident could cause a public perception that some of our aircraft are less safe or reliable than other carriers' aircraft, which could have a material adverse effect on our results of operations and our ability to make payments on our debt obligations.

         The industries in which we operate are highly competitive and our failure to effectively compete would adversely affect our results of operations and financial condition. Our industry is highly competitive and susceptible to price discounting due to excess capacity. Because we offer a broad range of aviation services, our competitors vary by geographic market and type of service. Each of the markets we serve is highly competitive, fragmented and, other than ground handling and logistics, can be capital intensive. Competition in each of these industries depends on safety, price, reliability and the availability and quality of service. In addition, some of our contracts are awarded based on a competitive bidding process. Competition arises primarily from other international and domestic contract carriers, regional and national ground handling and logistic companies, internal maintenance units of major airlines and third party maintenance providers, some of which have substantially greater financial resources and more extensive fleets and facilities than we do. Some of our airline competitors are currently facing financial difficulties and as a result could resort to drastic pricing measures with which we may not be able to compete. In addition, some of these airlines have larger fleets of newer wide-body cargo aircraft. Once these airlines resolve their financial difficulties, they will be able to resume operations with these newer larger fleets and compete with us, both in the commercial market and also in AMC business. Some of our competitors may be able to substantially reduce their costs, particularly interest and lease expense, in bankruptcy. We may also compete with our customers who may establish "in- house" operations and stop using our services, because it moved these services in-house. In addition, traffic rights to many foreign countries are subject to bilateral air services agreements between the United States and the foreign country and are allocated only to a limited number of U.S. carriers and are subject to approval by the applicable foreign regulators. Consequently, our ability to provide air cargo service in some foreign markets depends in part on the willingness of the DOT to allocate limited traffic rights to us rather than to competing U .S. airlines and on the approval of the applicable foreign regulators. If we are unable to compete successfully, we may not be able to generate sufficient revenues and cash flow to meet our debt obligations.

         Many of our arrangements with customers are not long-term contracts. As a result, we cannot assure you that we will be able to continue to generate similar revenues from these arrangements. We generate a large portion of our revenues from arrangements with customers with terms of one year or less, under ad hoc arrangements and through "call when needed" contracts. Further, we generate a large portion of our revenues from AMC expansion business, which is not fixed by contract and is dependent on AMC requirements that are not predictable. There is a risk that customers may not continue to seek the same level of services from us as they have in the past or that they do not renew these arrangements or terminate them at short notice. In the past, several of our larger contracts have not been renewed due to reasons unrelated to our performance, such as the financial position of our customers or their decision to move the services we provided to them in-house. In addition, some of our contracts have not been signed, although we continue to provide services and receive payments under these arrangements. Accordingly, we cannot assure you that in any given year we will be able to generate similar revenues from our customers as we did in the previous year.

         The cost of fuel is a major operating expense, and fuel shortages and increases in the price of fuel could adversely affect our operations. The cost of fuel is a major operating expense for all airlines, including ours. Fuel costs are also significant for our EAGLE and EHI operations. For fiscal years 2004, 2003 and 2002, fuel costs were approximately 19.1%, 20.7% and 16.1%, respectively, of our total operating expenses. Also, because of the relative age of our fleet, our aircraft tend to be less fuel-efficient than newer aircraft, and fuel costs tend to be a higher percentage of our operating costs than for other airlines. Both the cost and availability of fuel are subject to many worldwide economic and political factors and events, which are beyond our control, including taxes. The price we pay for fuel varies directly with market conditions, and we have no guaranteed long-term sources of supply. We do not regularly enter into hedging arrangements. If we elect to hedge fuel prices in the future, through the purchase of futures contracts or options or otherwise, there can be no assurance that we will be able to do so successfully.

         Our ability to pass on increased fuel costs may be limited by economic and competitive conditions. We generally pass fuel costs on to our customers either through price increases or contracts that provide for fuel price adjustment mechanisms. However, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers. Accordingly, an increase in fuel costs could have a material adverse effect on our operating results. Similarly, a reduction in the availability of fuel, resulting from a disruption of oil imports or other events, could have a material adverse effect on our results of operations and our ability to make payments on our debt obligations.

         Changes in general economic and political conditions may have a material adverse effect on our results of operations and financial performance. The commercial air freight industry is highly sensitive to general economic and political conditions, particularly fluctuations in demand for products from abroad. Any negative change in the economic or political climate or a reduction in demand in the world air freight market could increase our security costs, increase the cost or limit the availability of insurance or reduce our capacity utilization, all of which could have a material adverse effect on our results of operations or financial performance.

         We are subject to extensive regulation and our failure to comply with these regulations in the United States and abroad, or the adoption of any new laws, policies or regulations may have an adverse effect on our business. Our operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the United States Code (formerly the Federal Aviation Act of 1958, as amended), under which the United States Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") exercise regulatory authority over air carriers. In addition, we are subject to regulation by various other federal, state, local and foreign authorities, including the Department of Defense and the Environmental Protection Agency. These laws and regulations may require us to maintain and comply with a wide variety of certificates, permits, licenses, noise abatement standards and other requirements, the failure of which to maintain or comply with could result in substantial fines. The DOT, the FAA and other regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations, and may impose civil or criminal penalties for violations of applicable rules and regulations. Such actions, if taken, could have a material adverse effect on our results of operations and our ability to make payments on our debt obligations.

         In addition, the DOT and the FAA may adopt new regulations, directives or orders that could require us to take additional compliance steps or result in the grounding of some of our aircraft, which could increase our costs or result in a loss of revenues, which could have a material adverse effect on our results of operations and our ability to make payments on our debt obligations.

         We may be subject to extensive future regulation by various government agencies intended to prevent terrorist attacks. In response to the terrorist attacks of September 11, 2001, various government agencies, including the Transportation Security Administration ("TSA"), the Department of Homeland Security and the U.S. Customs Service, have adopted, and may adopt in the future, new rules, policies or regulations or changes in the interpretation or application of existing laws, rules, policies or regulations, compliance with which could increase our costs or result in loss of revenues, which could have a material adverse effect on our results of operations and our ability to make payments on our debt obligations. The TSA may adopt security-related regulations, including new requirements for screening of cargo and our reimbursement to the TSA for the cost of security services. These new regulations could have an adverse impact on our ability to efficiently process cargo or could increase our costs.

         Our business outside of the United States exposes us to uncertain conditions in overseas markets. A portion of our revenues comes from air freight services to customers outside the United States, which exposes us to the following risks:

         o Potential adverse changes in the diplomatic relations between foreign countries and the United States.

         o Risks of insurrections or hostility from local populations directed at U.S. companies.

         o Government policies against businesses owned by non-nationals.

         o Expropriations of property by foreign governments.

         o The instability of foreign governments.

         o Adverse effects of currency exchange controls.

         At some foreign airports, we are required by local governmental authorities or market conditions to contract with third parties for ground and cargo handling and other services. The performance by these third parties or boycott of such services is beyond our control, and any operating difficulties experienced by these third parties could adversely affect our reputation or business.

         Volatility in international currency markets may adversely affect demand for our services. We provide services to numerous industries and customers that experience significant fluctuations in demand based on economic conditions and other factors beyond our control. The demand for our services could be materially adversely affected by downturns in the businesses of our customers. Although we price our services and receive payment for our services almost exclusively in U.S. dollars, many of our customers' revenues are denominated in foreign currencies. Any significant devaluation in such currencies relative to the U.S. dollar could have an adverse effect on such customers' ability to pay us or their demand for our services, which could have a material adverse effect on our results of operations and our ability to make payments on our debt obligations. Conversely, if there is a significant decline in the value of the U .S. dollar against foreign currencies, the demand for some of the products we transport could decline. Such a decline could reduce demand for our services and thereby have a material adverse effect on our results of operations and our ability to make payments on our debt obligations.

         We operate in dangerous locations and carry hazardous cargo, either of which could result in a loss of, or damage to, our aircraft. Our operations are subject to conditions that could result in losses of, or damage to, our aircraft, or death or injury to our personnel. These conditions include:

         o Geopolitical instability in areas through which our flight routes pass, including areas where the United States is conducting military activities.

         o Future terrorist attacks.

         o Casualties incidental to the services we provide in support of U.S. military activities, particularly in or near Afghanistan, Kuwait and elsewhere in the Middle East.

         We regularly carry sensitive military cargo including weaponry, ammunition and other volatile materials. The inherently dangerous nature of this cargo increases our risk of aircraft damage or loss.

         The success of our business depends on the services of certain key personnel. We believe that our success depends to a significant extent upon the services of Mr. Delford M. Smith, our founder and Chairman of our Board of Directors, who is currently 74, and certain other key members of our senior management including those with primary responsibility for each business segment. The loss of the services of Mr. Smith or other key members of our management could have a material adverse effect on us and our ability to make payments on our debt obligations.

         Our insurance coverage does not cover all risks. Our operations involve inherent risks that subject us to various forms of liability. We carry insurance against those risks for which we believe other participants in our industry commonly insure, however, we can give no assurance that we are adequately insured against all risks. If our liability exceeds the amounts of our coverage, we would be required to pay any such excess amounts, which amounts could be material. For more information on our insurance policies and risk management, see "Business-Insurance and Risk Management."

         Our insurance coverage has become increasingly expensive and difficult to obtain. Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general and the insured carrier. Since September 11, 2001, our premiums have increased significantly. Future terrorist attacks involving aircraft, or the threat of such attacks, could result in further increases in insurance costs, and could affect the availability of such coverage.

         Although we believe our current insurance coverage is adequate and consistent with current industry practice, there can be no assurance that we will be able to maintain our existing coverage on terms favorable to us, that the premiums for such coverage will not increase substantially or that we will not bear substantial losses and lost revenues from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or a significant increase in our current insurance expense could have a material adverse effect on our financial condition and our ability to make payments on our debt obligations.

         If we ship hazardous or undisclosed illegal cargo, it could damage our aircraft, subject us to fines or penalties or result in our aircraft being impounded. If we fail to discover any undisclosed weapons, explosives, illegal drugs or other hazardous or illegal cargo, or if we mislabel, mishandle or otherwise ship hazardous materials in violation of federal or foreign regulations, we may suffer possible aircraft damage or liability, as well as fines, penalties or flight bans or impoundment of our aircraft, imposed by both the country of origin and the country of destination. Any of these events could have a material adverse effect on our ability to make payments on our debt obligations. As a U.S. government contractor, we are subject to a number of procurement and other rules and regulations. In order to do business with government agencies, we must comply with and are affected by many laws and regulations, including those relating to the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things:

         o Require, in some cases, certification and disclosure of all cost and pricing data in connection with contract negotiations.

         o Impose accounting rules that define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts.

         o Restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

         These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties or the termination of our contracts. In addition, the violation of certain other generally applicable laws and regulations could result in our suspension or debarment as a government contractor.

         All of our outstanding shares are controlled by two principal shareholders, whose interests may conflict with those of our bondholders. A trust controlled by Mr. Delford M. Smith, who is the chairman of our board of directors, beneficially owns 75.1% of our outstanding shares. In addition, Mr. Mark Smith, the son of Mr. Delford M. Smith, beneficially owns 24.9% of Evergreen Holdings, Inc.'s outstanding shares. As a result of this ownership, Mr. Delford M. Smith is able to direct the affairs of Evergreen and to approve any matter requiring the approval of our shareholders. Such matters include the election of directors, the adoption of amendments to our certificate of incorporation and approval of mergers or sales of substantially all our assets and certain related party transactions of the nature and type described in Item 13, "Certain Relationships and Related Transactions." There can be no assurance that the interests of our principal shareholders will not conflict with the interests of our bondholders.

RESULTS OF OPERATIONS

         This discussion highlights trends and year-to-year changes in results of operations of each of our businesses as they impact our results of operations on a consolidated basis. This discussion should be read in conjunction with the consolidated financial statements of Evergreen Holdings, Inc., including the related notes and the reports of independent accountants. Inter-company revenues and expenses have been eliminated in the discussion of consolidated and segment revenues and expenses.

         The report of our predecessor independent registered public accounting firm for the year ended February 28, 2002 includes an explanatory paragraph regarding the existence of a substantial doubt of our ability to continue as a going concern.

         The report of our current independent registered public accounting firm for the year ended February 29, 2004, included an explanatory paragraph regarding the existence of substantial doubt of our ability to continue as a going concern. The report of our current registered public accounting firm for the year ended February 28, 2003, dated April 25, 2003, included an explanatory paragraph stating that there was substantial doubt about our ability to continue as a going concern because we believed that we may not have been able to make the payments on our debt as it came due. However, as disclosed in Notes [1] and [5] of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K, we repaid that debt with proceeds obtained from the sale of the senior second secured notes due 2010 and from proceeds obtained from a revolving line of credit obtained with PNC Bank. Accordingly, upon re-issuance of their report on May 16, 2003 and October 10, 2003, the explanatory paragraph discussing the existence of substantial doubt of our ability to continue as a going concern was removed.

         As discussed in Note 14 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K, we restated our consolidated statement of operations for the year ended February 28, 2002 to present the $7.2 million claim received under the Air Transportation Safety and System Stabilization Act as a separate component of operating expenses. This amount was previously reported in operating revenues (support services and other). The following management's discussion and analysis of financial condition and results of operations gives effect to this restatement.

RESULTS OF OPERATIONS FOR FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

         The following information relating to fiscal year 2004 and 2003 is derived from the audited consolidated financial statements of Evergreen Holdings, Inc. for fiscal year 2004 and 2003, which are included in this Annual Report on Form 10-K.

                                                                  Fiscal
                                                     ---------------------------------
                                                                                Total
                                                       2004         2003        Change
                                                     --------     --------     -------
                                                                (in millions)
Operating revenues:
  Flight revenue                                     $  377.7     $  400.6     $ (22.9)
  Sales of aircraft, parts, and other assets             17.3         12.1         5.2
  Ground logistics services                              99.8        129.7       (29.9)
  Support services and other                             40.8         31.9         8.9
                                                     --------     --------     -------
    Total operating revenues                            535.6        574.3       (38.7)

Operating Expenses:
  Flight costs                                           73.8         69.9         3.9
  Fuel                                                   97.1        100.2        (3.1)
  Maintenance                                            73.2         69.7         3.5
  Aircraft and equipment                                 49.6         44.1         5.5
  Costs of sales of aircraft, parts, and other
    property and equipment                               13.7          8.9         4.8
  Cost of ground logistics services                      89.1        104.6       (15.5)
  Support services and other                             39.0         32.6         6.4
  Selling, general, and administrative                   73.9         62.7        11.2
                                                     --------     --------     -------
    Total operating expenses                            509.4        492.7        16.7
                                                     --------     --------     -------

      Income from operations                         $   26.2     $   81.6     $ (55.4)
                                                     ========     ========     =======

(Totals may not add due to rounding)



OPERATING REVENUES

         Our consolidated operating revenues decreased $38.7 million, or 6.7%, to $535.6 million for fiscal year 2004 from $574.3 million in fiscal 2003 as a result of the following:

Flight Revenues

         Flight revenue decreased $22.9 million, or 5.7%, to $377.6 million for fiscal year 2004 from $400.6 million for fiscal year 2003. Flight revenues in our EIA segment decreased $26.4 million, or 7.1%, to $342.9 million from $369.2 million. EIA flight revenue derived by the B747 fleet accounted for $20.4 million of the decrease and EIA flight revenue derived by the DC9 fleet accounted for $5.1 million decrease in EIA flight revenue. This decrease in EIA flight revenue was offset by an increase in our EHI segment of $3.4 million, or 10.9%, to $34.8 million for fiscal year 2004 from $31.4 million for fiscal 2003 in our EHI segment. These changes in flight revenue resulted from the following:

         o EIA segment's flight revenue derived from AMC business in the B747 fleet increased $30.5 million, or 11.0%, to $307.3 million for fiscal year 2004 from $276.8 million for fiscal year 2003 driven primarily by the ongoing requirement of the AMC in support of the war on terrorism.

         o EIA segment's flight revenue derived from Asian charters flown by the B747 fleet decreased $44.2 million to $12.3 million for fiscal year 2004 from $56.5 million for fiscal year 2003. The Asian charter revenue for fiscal year 2003 was generated in large part by the West Coast dock strike.

         o EIA segment's flight revenue derived from the B747 Finnair contract decreased $5.5 million, or 60.2%, to $3.6 million for fiscal year 2004 from $9.1 million for fiscal year 2003 as a result of the completion of the contract in fiscal year 2004.

         o EIA segment's flight revenue derived from DC9 contracts decreased $5.1 million, or 31.2%, to $11.4 million for fiscal year 2004 from $16.5 million for fiscal year 2003 as a result of a decrease in USPS contracts primarily providing service to S.E. Alaska.

         The following table details EIA block hours by aircraft and contract type for fiscal year 2004 and fiscal year 2003.

747 Block Hour Comparison:
                                  2004         2003        Change
                                 ------       ------       ------
   AMC                           26,410       22,967        3,443
   Other All-In                   1,613        5,426       (3,813)
                                 ------       ------       ------
    Total All In                 28,023       28,393         (370)
                                 ------       ------       ------
   ACMI                             463          583         (120)
                                 ------       ------       ------
    Total 747 Hours              28,486       28,976         (490)
                                 ------       ------       ------

DC9 Block Hour Comparison:
                                   2004         2003       Change
                                 ------       ------       ------
  ALL-IN                          1,169        2,482       (1,313)
  ACMI                            3,302        2,985          317
                                 ------       ------       ------
    Total DC 9 Hours              4,471        5,467         (996)
                                 ------       ------       ------
    Total Block Hours            32,957       34,443       (1,486)
                                 ======       ======       ======

         EHI flight revenue increased $3.4 million, or 10.9%, to $34.8 million for the fiscal year 2004 from $31.4 million for fiscal year 2003. The increase in EHI flight revenue was due primarily to the following:

         o New air ambulance service in Alaska accounted for an increase of $1.9 million in flight revenues for fiscal year 2004.

         o UNOCAL contract revenues related primarily to offshore oil support work support resulted in increased revenues of $1.2 million for fiscal year 2004.

         o NASA shuttle recovery work accounted for increased flight revenues of $0.7 million for fiscal year 2004.

Sales of Aircraft, Parts, and Other Assets

         Sales of aircraft, parts, and other assets increased $5.3 million, or 43.0%, to $17.4 million for the fiscal year 2004 from $12.1 million for fiscal year 2003 due to the following:

         o EIA segment had an increase of $2.9 million, or 75.3%, to $6.9 million for fiscal year 2004 from $4.0 million for fiscal year 2003. This increase was generated by the sale of a Gulfstream II aircraft for $3.8 million offset by a lower volume of aircraft parts and material sales.

         o EAGLE segment had an increase of $0.5 million to $0.5 million for fiscal year 2004 from $0.0 million for fiscal year 2003 due to the sale of two de-icing trucks.

         o EASL segment had an increase of $1.7 million, or 32.9%, to $7.0 million for fiscal year 2004 from $5.3 million for fiscal year 2003. This increase in sales was driven by higher aircraft part out sales. Major part out sales programs during fiscal year 2004 consisted of $4.5 million in sales from two B-767 and $0.9 million in sales from two A-300.

Ground Logistics Services Revenues

         Ground logistics services revenues, which are wholly comprised of revenues generated by our EAGLE segment, decreased $29.9 million, or 23.1%, to $99.8 million for fiscal year 2004 from $129.7 million for fiscal year 2003 due to a decrease in USPS revenue of $31.1 million. This decrease was driven by the elimination of the $14.3 million U.S. Postal Service Christmas Network (or "CNET") operation and a reduction of Shared Network (or "SNET") volume, which caused a decrease of $13.8 million. These decreases were partially offset by an increase in third party revenue of $1.2 million related to the growth in domestic and international markets.

Support Services and Other Revenues

         Support services and other revenues increased $8.9 million, or 28.1%, to $40.8 million for fiscal year 2004 from $31.9 million for fiscal year 2003 due to the following:

         o EAC segment's support services revenue increased $7.5 million, or 31.8%, to $31.0 million for fiscal year 2004 from $23.5 million for fiscal year 2003. The factors contributing to this increase was a contract for heavy maintenance checks with a major aircraft leasing company and EAC implementation of an aggressive marketing campaign that was targeted at increasing heavy maintenance revenues from airlines and leasing companies in the fiscal year 2004. In addition, EAC had additional support service revenues from aircraft storage as the number of aircraft in storage increased by 61 to 258 at February 29, 2004 from 197 at February 28, 2003.

         o OTHER segment's support services and other revenue increased $1.3 million, or 22.8%, to $7.0 million for fiscal year 2004 from $5.7 million for fiscal year 2003 as a result of a $0.5 million increase in Christmas tree sales and an increase in other agricultural sales generated by reduced margins on excess inventory.


OPERATING EXPENSES

Flight Costs

         Flight costs increased $3.9 million, or 5.7%, to $73.7 million for fiscal year 2004 compared from $69.8 million for fiscal year 2003.

         o EIA segment's flight costs increased $3.3 million, or 5.2%, to $65.7 million for fiscal year 2004 from $62.4 million for fiscal year 2003, due to a $3.9 million increase in our overflys related directly to the increase in the AMC flying into Europe.

         o EHI segment's flight costs increased $0.7 million, or 9.4% to $8.1 million for fiscal year 2004 from $7.4 million for fiscal year 2003, related to an associated increase in flight revenue.

Fuel Expenses

         Fuel expense decreased $3.0 million, or 3.0%, to $97.2 million for fiscal year 2004 from $100.2 million for fiscal year 2003.

         o EIA segment's fuel costs decreased $3.6 million, or 3.6%, to $94.8 million for fiscal year 2004 from $98.4 million for fiscal year 2003. $2.0 million of the decrease was primarily the result of actual decreases in gallons purchased and an excise tax credit of $1.63 million received during the fiscal year 2004 drove the increase as well.

         o EHI segment's fuel costs increased $0.6 million, or 28.7%, to $2.4 million for fiscal year 2004 from $1.8 million for fiscal year 2003, as a result of higher flight activity related to the light and medium helicopters and general increases in our fuel prices.

Maintenance Expenses

         Maintenance expense increased $3.5 million, or 5.0%, to $73.2 million for fiscal year 2004 from $69.7 million for fiscal year 2003 as a result of the following:

         o EIA segment's maintenance expense decreased $1.9 million, or 3.1%, to $59.8 million for fiscal year 2004 from $61.7 million for fiscal year 2003 due to a reduction of engine overhauls amortization of $4.6 million as a result of an increase in engine leases. This was offset by $7.7 million increase in our airframe amortization due to increasing C Check costs offset by a $0.8 million decrease in B Check costs. In addition, DC9 amortization decreased $3.4 million and routine maintenance decreased $0.5 million as a result of fewer hours flown.

         o EHI segment's maintenance costs increased $5.4 million, or 66.6%, to $13.4 million for fiscal year 2004 from $8.0 million for fiscal year 2003. These changes were due primarily as a result of higher flight hours, an increase in the fleet size, a shift in flight activity to the medium and light helicopters, and higher configuration costs. Medium and light helicopters generate higher maintenance costs compared to the heavy lift helicopters. Expenses associated with aircraft configuration costs are costs that are incurred subsequent to the acquisition of new contracts, but prior to commencement of services under the terms of such contracts. The term configuration, in this case, refers to changes made to a helicopter to make it suitable for services as specified in a given contract.

Aircraft and Equipment Expenses

         Aircraft and equipment expenses increased $5.5 million, or 12.4%, to $49.6 million for fiscal year 2004 from $44.1 million for fiscal year 2003 as a result of the following:

         o EIA segment's aircraft and equipment costs increased $2.5 million, or 6.8%, to $39.5 million for fiscal year 2004 from $37.0 million for fiscal year 2003. This increase, which resulted from an increase in the number of leased engines being utilized, accounting for a $3.5 million increase in engine rentals.

         o EHI segment's aircraft and equipment costs increased $2.9 million, or 41.2%, to $10.0 million for fiscal year 2004 from $7.1 million for fiscal year 2003 as a result of additional leased aircraft.

Costs of Sales of Aircraft, Parts, and Other Property and Equipment

         Costs of sales of aircraft, parts, and other property and equipment increased $4.8 million, or 54.2%, to $13.7 million for fiscal year 2004 from $8.9 million for fiscal year 2003 because of the following:

         o EIA segment's costs of sales of aircraft, parts, and other property and equipment increased $4.6 million, or 246.4%, to $6.5 million for fiscal year 2004 from $1.9 million for fiscal year 2003 primarily from the sale of a Gulfstream II aircraft that carried costs of $4.8 million.

         o EAC segment's costs of sales of aircraft, parts, and other property and equipment decreased $0.8 million, or 100%, to $0.0 million for fiscal year 2004 from $0.8 million for fiscal year 2003 from reduced sales activity.

         o EASL segment's costs of sales of aircraft, parts, and other property and equipment increased $1.3 million, or 35.5%, to $5.0 million for fiscal year 2004 from $3.7 million for fiscal year 2003. This was due to increased third party aircraft part out sales.

         o EHI segment's costs of sales of aircraft, parts, and other property and equipment decreased $0.5 million, or 20.9%, to $1.8 million for fiscal year 2004 from $2.3 million for fiscal year 2003 from reduced third party sales.

Cost of Ground Logistics Services

         Cost of ground logistics services decreased $15.4 million, or 14.7%, to $89.2 million for fiscal year 2004 from $104.6 million for fiscal year 2003 due primarily to reduced revenue activities resulting in decreases in labor expenses, travel expenses, equipment expenses, and outside services expenses of $10.4 million, $0.8 million, $1.9 million and $1.8 million respectively.

Support Services and Other Expenses

         Support services and other expenses increased $6.3 million, or 19.4%, to $38.9 million for fiscal year 2004 from $32.6 million for fiscal year 2003 because of the following:

         o EIA segment's support services and other expenses decreased $0.4 million, or 3.1%, to $13.1 million for fiscal year 2004 from $13.5 million for fiscal year 2003, primarily due to a lower flight activity and a shift from commercial flights to AMC whose contracts pass through a higher percentage of other expenses such as ground handling expenses.

         o EAC segment's support services and other expenses increased $4.2 million, or 30.1%, to $18.3 million for fiscal year 2004 from $14.1 million for fiscal year 2003 related to increased operating revenue.

         o OTHER segment's support services and other expenses increased $2.5 million, or 49.4%, to $7.6 million for fiscal year 2004 from $5.1 million for fiscal year 2003 as a result of higher costs of goods sold related to increased sales activity.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $11.2 million, or 17.8%, to $73.9 million for fiscal year 2004 from $62.7 million for fiscal year 2003 as a result of the following:

         o EIA segment's selling, general and administrative expenses increased $2.5 million, or 7.7%, to $34.8 million for fiscal year 2004 from $32.3 million for fiscal year 2003 as the result of higher administrative costs associated with a one-time $4.0 million bonus paid to our Chief Executive Officer, Mr. Delford M. Smith, see Note 11 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K. This bonus expense was partially offset by a reduction in bank, legal and professional fees incurred in connection with our analysis of refinancing alternatives, debt restructuring and obtaining waivers and amendments under our old credit facility which included a $1.0 million bank charge in fiscal 2003 associated with our granted request for a waiver and an extension.

         o EAGLE segment's selling, general and administrative expenses increased $3.8 million, or 39.8%, to $13.2 million for fiscal year 2004 from $9.4 million for fiscal year 2003, primarily due to a $2.1 million charge for worker's compensation expenses and a $2.0 charge for bad debt expense related to U.S. Postal Service receivables.

         o EHI segment's selling, general and administrative expenses increased $2.7 million, or 31.9%, to $11.0 million for fiscal year 2004 from $8.3 million for fiscal year 2003 as the result of increased marketing activities, strengthening management in response to the increase in revenues and the addition of field overhead costs supporting operations in the Gulf of Mexico.

         o EAC segment's selling, general and administrative expenses increased $1.7 million, or 24.3%, to $8.5 million for fiscal year 2004 from $6.8 million for fiscal year 2003 due primarily to higher sales and administrative expenses associated with increased sales activity.

         o EASL segment's selling, general and administrative expenses increased $0.7 million, or 17.0%, to $4.5 million for fiscal year 2004 from $3.8 million for fiscal year 2003 due to a $0.3 million increase in travel expenses and a $0.2 million increase in rent expense.

INCOME FROM OPERATIONS

         Consolidated income from operations decreased $55.4 million, or 68.0%, to $26.2 million for fiscal year 2004 from $81.6 million for fiscal year 2003. This decrease resulted primarily from the decrease in income from operations in our EIA and EAGLE segments. EIA's income from operations decreased primarily due to the reduction in Asian charter revenues of $44.2 million from the West Coast dock strike in fiscal year 2003 that yielded premium rates compared to the AMC revenue which replaced it in fiscal year 2004. In addition, we experienced a decrease of 3.4% in the AMC rates with the contract year that began in October 2003 impacting revenues by approximately $3.8 million. EAGLE's income from operations decreased primarily due to reduction of ground logistics services revenue caused by the decrease in U.S. Postal Service volume.

OTHER (NON-OPERATING) INCOME AND EXPENSE

Interest Expense

         Interest expense increased $4.2 million, or 13.9%, to $34.8 million for fiscal year 2004 from $30.6 million for fiscal year 2003, primarily as a result of:

         o An increase in our average borrowing rate that resulted from our refinancing in May 2003 including the issuance of the 12% senior second secured notes due 2010.

         o $1.1 million in higher interest charges by a former loan syndicate in exchange for a term extension while refinancing arrangements with new loan sources were arranged.

Other Income and Expense

         Income from non-recurring charges increased $2.9 million, or 200.8%, to $4.4 million in income for fiscal year 2004 from $1.5 million in income for fiscal year 2003 due to the following:

         o Foreign currency exchange gains and losses incurred by EIA as a result of transactions associated with contracts denominated in foreign currencies. We do not have significant foreign currency transactions. Losses on foreign currency contracts increased $0.2 million to $0.2 million during fiscal year 2004 from $0.0 during fiscal year 2003.

         o EIA Segment's income classified as non-recurring charge/aircraft and other increased $4.5 million to $4.5 million for fiscal year 2004 from $0.0 in fiscal year 2003 due primarily to a non-recurring $4.1 million gain on an insurance settlement to repair a damaged aircraft and other infrequent charges related to obsolete inventory write-offs

         o Our OTHER segment's income classified as non-recurring charge/aircraft and other decreased $1.5 million to $0.0 for fiscal year 2004 from $1.5 million in fiscal year 2003 due to the absence of land sales during fiscal year 2004 but which had occurred during fiscal year 2003.

INCOME TAX EXPENSE

         We had an income tax benefit of $0.8 million for fiscal year 2004 on a loss before income taxes of $5.4 million. We had income tax expense of $19.8 million in fiscal year 2003 on income before taxes of $51.6 million. The benefit in fiscal 2004 and the expense in fiscal 2003 were computed at the statutory rates of 34.0% for Federal tax and a blended rate of approximately 4.0% for state taxes in fiscal years 2004 and 2003, respectively (net of the Federal tax benefit of the State tax deduction). In addition there were other adjustments. The following table illustrates the calculation of our income tax benefit (expense) in fiscal years 2004 and 2003:


                                                                                Fiscal
                                                                       -------------------------
                                                                         2004             2003
                                                                       --------         --------
                                                                              (in thousands)
Income (loss) before income taxes                                      ($ 5,405)        $ 51,611
Combined federal and state tax rates                                       38.1%            38.0%
                                                                       --------         --------
"Expected" income tax benefit (expense) before other adjustments       $  2,061         ($19,612)
Other adjustments (1)                                                  ($ 1,226)        ($   192)
                                                                       --------         --------
Income tax benefit (expense)                                           $    835         ($19,804)
                                                                       ========         ========

(1) Other is comprised of permanent differences, predominately meals, entertainment, fines and other penalties.


NET LOSS

         Our net income decreased $36.4 million, or 114.4%, to a net loss of $4.6 million for fiscal year 2004 from net income of $31.8 million for fiscal year 2003 as a result of the factors discussed above.


RESULTS OF OPERATIONS FOR FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

         The following information relating to fiscal years 2003 and 2002 is derived from the audited consolidated financial statements of Evergreen Holdings, Inc. for fiscal year 2003 and 2002, which are including in this Annual Report on Form 10-K.



                                                                   Fiscal
                                                     -----------------------------------
                                                                                 Total
                                                       2003         2002         Change
                                                     --------     --------      --------
                                                                (in millions)
Operating revenues:
  Flight revenue                                     $  400.6     $  284.3      $  116.3
  Sales of aircraft, parts, and other assets             12.1         13.3          (1.2)
  Ground logistics services                             129.7        122.3           7.4
  Support services and other                             31.9         27.8           4.0
                                                     --------     --------      --------
    Total operating revenues                            574.3        447.7         126.5

Operating expenses:
  Flight costs                                           69.8         54.6          15.2
  Fuel                                                  100.2         69.6          30.6
  Maintenance                                            69.8         61.3           8.4
  Aircraft and equipment                                 44.1         48.3          (4.2)
  Costs of sales of aircraft, parts, and other
    property and equipmment                               8.9          9.3          (0.4)
  Cost of ground logistics services                     104.6        104.5           --
  Support services and other                             32.6         23.2           9.4
  Selling, general, and administrative                   62.7         52.6          10.1
  Impairment charge on aircraft                           --          16.0         (16.0)
  Claim under the Air Transportation Safty and
    System Stabilization Act                              --          (7.2)          7.2
                                                     --------     --------      --------
    Total operating expenses                            492.7        432.2          60.5
                                                     --------     --------      --------

      Income from operations                         $   81.6     $   15.5      $   66.1
                                                     ========     ========      ========

(Totals may not add due to rounding)


OPERATING REVENUES

         Our consolidated operating revenues increased $126.6 million, or 28.8%, to $574.3 million for fiscal year 2003 from $447.7 million for fiscal year 2002. The majority of this increase resulted from an increase in flight revenue of $116.3 million, or 40.9%.

Flight Revenues

         Flight revenues are derived principally from the operations of our EIA segment and, to a lesser extent, our EHI segment. Flight revenue increased $116.3 million, or 40.9%, to $400.6 million for fiscal year 2003 from $284.3 million for the fiscal year ended February 28, 2002. The increase in flight revenue generated by our EIA segment was due to the following factors:

         o AMC business increased $139 million as a result of the redeployment of our wide-body fleet to U.S. military business and the U.S. military buildup in the Middle East in the lead up to Operation Iraqi Freedom, and activities of the U.S. military in connection with the ongoing global war on terrorism following September 11, 2001.

         o Flight revenue from Asian points of origin increased $21.3 million due to a stronger Christmas peak season in fiscal year 2003, and additional air freight demand arising from the West Coast dock workers' strike in September 2002.

         o Revenues under our Finnair contract increased $3.5 million as a result of a full year of operations for this contract in fiscal year 2003.

         The increase in revenues was offset by reductions in business from ACMI contracts, the U.S. Postal Service and Qantas of $10.1 million, $22.5 million and $20.5 million, respectively, reflecting the expiration of ACMI and U.S. Postal Service contracts with EIA and our shift in operations away from commercial customers in favor of AMC.

         The following table details EIA block hours by aircraft and contract type for fiscal year 2003 and 2002:

747 Block Hour Comparison:
                                    2003          2002        Change
                                 -------       -------       -------
  AMC                             22,967        11,510        11,457
  Other All-In                     5,426         8,270        (2,844)
                                 -------       -------       -------
    Total All In                  28,393        19,780         8,613
                                 -------       -------       -------
  ACMI                               583         5,227        (4,644)
                                 -------       -------       -------
    Total 747 Hours               28,976        25,007         3,969
                                 -------       -------       -------

DC9 Block Hour Comparison:
                                    2003          2002        Change
                                 -------       -------       -------
  ALL-IN                           2,482         3,069          (587)
  ACMI                             2,985         1,504         1,481
                                 -------       -------       -------
    Total DC 9 Hours               5,467         4,573           894
                                 -------       -------       -------
    Total Block Hours             34,443        29,580         4,863
                                 =======       =======       =======


         Flight revenue from our EHI segment increased $5.6 million, or 21.7%, to $31.4 million for fiscal year 2003 from $25.8 million for fiscal year 2002. This increase was principally the result of the following factors:

         o Our Sikorsky S-64E Skycrane helicopter was available for the full year in fiscal year 2003, which resulted in an increase in flight revenue of $3.7 million, compared to fiscal year 2002, in which this helicopter was not available for the first three months of the fire season as a result of the delay in certification of an external tank for use in fire fighting activities; and

         o The addition to our fleet of two Eurocopter AS 350B helicopters, which together generated an additional $1.4 million in flight revenue, predominantly from fire fighting activities, and a Bell 206L-3 helicopter which generated an additional $0.4 million in flight revenue from petroleum support missions.

Revenues from Sales of Aircraft, Parts and Other Assets

         Revenues from sales of aircraft, parts and other assets, which are primarily comprised of sales of aircraft parts, decreased $1.2 million, or 9.0%, to $12.1 million for fiscal year 2003 from $13.3 million for fiscal year 2002.

Ground Logistics Services Revenues

         Ground logistics services, which are wholly comprised of revenues generated by our EAGLE segment, increased $7.4 million, or 6.0%, to $129.7 million for fiscal year 2003 from $122.3 million for fiscal year 2002. This increase was primarily a result of the expansion of our U.S. Postal Service business, including the opening of two new bases in fiscal year 2003, and the full year of revenue for fiscal year 2003 generated by 15 bases opened during fiscal year 2002.

Support Services and Other Revenues

         Support services and other revenues, which are primarily comprised of revenues generated by our Air Center segment, increased $4.0 million, or 14.3%, to $31.9 million for fiscal year 2003 from $27.9 million for fiscal year 2002. This increase was primarily the result of an increase in revenue generated by our Air Center segment of $3.8 million, or 18.9%, to $23.9 million for fiscal year 2003 from $20.1 million for fiscal year 2002, due to marketing efforts expanding third party revenues.

OPERATING EXPENSES

         Operating expenses increased $60.4 million, or 14.0%, to $492.7 million for fiscal year 2003 from $432.2 million for fiscal year 2002.

Flight Costs

         Flight costs are generated by EIA and, to a much lesser extent, EHI. Flight costs increased $15.2 million, or 27.8%, to $69.8 million for fiscal year 2003 from $54.6 million for fiscal year 2002, primarily due to increased flight activity and a $5.8 million increase in commissions payable to other members of our CRAF team due to the increase in our AMC revenues.

Fuel Expenses

         Fuel costs are attributable principally to the operations of our EIA segment and, to a lesser extent, our Eagle and EHI segments. Fuel costs were $100.2 million in fiscal 2003 compared with $69.6 million in fiscal 2002, $30.6 million of the increase was due to an increase in all-in hours, primarily with AMC, and $6.1 million of the increase was due to an increase in the average price paid for fuel.

Maintenance Expenses

         Maintenance expense is attributable principally to the operations of our EIA segment and, to a lesser extent, our EAGLE and EHI segments. Maintenance expense increased $8.5 million, or 13.8 %, to $69.7 million for fiscal year 2003 from $61.3 million for fiscal year 2002 as a result of increases in flight activity in our EIA and EHI segments.

Aircraft and Equipment Expenses

         Aircraft and equipment expense decreased $4.2 million, or 8.7%, to $44.1 million for fiscal year 2003 from $48.3 million for fiscal year 2002. This was predominantly due to the following factors:

         o We had a decrease of $3.4 million in aircraft rental cost, which related primarily to the discontinuation of a lease of a B747 that we operated in fiscal year 2002.

         o We had a decrease in depreciation of $3.4 million, which reflects the write-off of the remaining cost basis of six B-727 aircraft in fiscal year 2002.

         o EIA and EHI segment's had an increase in insurance costs of $1.8 million.

Cost of Sales of Aircraft, Parts and Other Property and Equipment

         Cost of sales of aircraft, parts and other property and equipment decreased $0.4 million, or 4.3%, to $8.9 million for fiscal year 2003 from $9.3 million for fiscal year 2002, which reflects the lower cost of assets sold in fiscal year 2003.

Cost of Ground Logistics Services

         Cost of ground logistics services remained relatively unchanged at $104.6 million in both fiscal year 2002 and fiscal year 2003. This is despite the corresponding decrease in ground logistics services revenue for fiscal year 2002 due to a more profitable business mix driven by the first full year of USPS Shared Network (SNET) revenue that were recorded in fiscal year 2002.

Support Services and Other Expenses

         Support services and other expenses increased $9.4 million, or 40.9%, to $32.6 million for fiscal year 2003 from $23.2 million for fiscal year 2002 as a result of a number of factors, including:

         o EIA segment's support services and other expenses increased $6.9 million due to an increase in operating revenues in connection with our shift in operations away from commercial customers in favor of AMC, and increased related ground handling and other support costs;

         o Eagle segment's support services and other expenses increased $1.0 million due to the overall increase in Eagle's support services revenue; and

         o All of our other support services and other expenses for EHI, EASL and our OTHER segment decreased by $3.7 million from fiscal year 2003 to fiscal year 2002.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $10.2 million, or 19.4%, to $62.8 million for fiscal year 2003 from $52.6 million for fiscal year 2002. This increase was the result of a number of factors, which included:

         o EIA segment's selling, general and administrative expense increased $4.4 million due to an increase in bank, legal and professional fees incurred in connection with our analysis of refinancing alternatives, debt restructuring and obtaining certain waivers and amendments under our old credit facility, and other increases relating to additional personnel and other support in connection with increased flight activity;

         o EAGLE segment's selling, general and administrative expense increased $2.7 million primarily due to an increase in a reserve for anticipated settlement adjustments related to a receivables dispute with the U.S. Postal Service;

         o EHI segment's selling, general and administrative expense increased $0.9 million as a result of increased marketing costs and additional administrative costs arising from increased flight activity; and

         o Selling, general and administrative expense in our OTHER segment increased $1.3 million, representing an increase in marketing costs associated with our expansion into products such as wine, grape juice and hazelnut products, and commencement of direct sales of some of our agricultural products.

         There were no impairment charges on aircraft or unusual charges or credits for fiscal year 2003. In fiscal year 2002, we took an impairment charge of $16.0 million relating to under-utilization of our DC9 fleet.

         In fiscal year 2002, we received $7.2 million for our claim for losses pursuant to the Air Transportation Safety and System Stabilization Act. Since payment of claims under the Air Transportation Safety and System Stabilization Act are subject to a DOT audit, the DOT may seek to recover all or a portion of this amount.

INCOME FROM OPERATIONS

         Consolidated income from operations increased $66.1 million to $81.6 million for fiscal year 2003 from $15.5 million for fiscal year 2002. This increase resulted primarily from the increase in EIA flight revenues which were primarily due to increased AMC business which resulted from the redeployment of our wide-body fleet to U.S. military business, flight revenue from Asian points of origin due to a stronger Christmas peak season in fiscal year 2003, and additional air freight demand arising from the West Coast dock workers' strike in September 2002.

NON-OPERATING INCOME AND EXPENSES

Interest Expense

         Interest expense decreased $3.7 million, or 10.8%, to $30.6 million for fiscal year 2003 from $34.3 million for fiscal year 2002. This was predominantly the result of a reduction in interest expense of $3.7 million in fiscal year 2003, of which $4.9 million was due to a reduction in outstanding borrowings, offset by $1.2 million related to an increase in average interest rates.

Other Income and Expense

         In fiscal year 2003, we sold a parcel of land resulting in net gain on sale of $1.5 million. As this transaction was outside our normal operations, the gain has been presented as other non-operating income.


Income Tax Expense

         In fiscal year 2003, we recorded a tax expense of $19.8 million. In fiscal year 2002, we recorded a tax benefit of $6.4 million because of our loss in that year. These benefits and expenses were computed at the statutory rates of 34.0% for Federal tax and an approximately 4.0%, blended rate for state taxes for fiscal year 2003 and 2002, respectively (net of the Federal tax benefit of the state tax deduction). In addition, there were other adjustments. The following table illustrates the calculation of our income tax benefit (expense) for fiscal year 2003 and 2002:


                                                                                Fiscal
                                                                       -------------------------
                                                                         2003             2002
                                                                       --------         --------
                                                                            (in thousands)
Income (loss) before income taxes                                      $ 51,611         $(18,854)
Combined federal and state tax rates                                       38.0%            38.0%
                                                                       --------         --------
"Expected" income tax (expense) benefit before other adjustments        (19,612)           7,172
Other adjustments (1)                                                      (192)            (752)
                                                                       --------         --------
Income tax (expense) benefit                                           $(19,804)        $  6,420
                                                                       ========         ========


(1) Other is comprised of permanent differences, predominately meals, entertainment, fines and other penalties.


NET INCOME

         Our net income (loss) increased $44.2 million to net income of $31.8 million for fiscal year 2003 from a net loss of $12.4 million for fiscal year 2002, as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements

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

Major Customers

         Our largest customer, the AMC, had reduced expansion mission requests for the months of January and February 2004 due to the AMC's operation of missions with military transport aircraft in place of using commercial aircraft. This was occurring in order to move cargo by airlift into Iraq because of the FAA's continued prohibition of U.S. carriers operating into Iraq. The Company has and will take actions to minimize the impact to liquidity by reducing operating costs, fixed costs and capital expenditures. The impact of this change on our AMC expansion revenues was a decrease in flight revenues of approximately $13.3 million during January and February of fiscal year 2004. This estimate was based on average AMC expansion revenues through the first three quarters of fiscal year 2004 against actual AMC expansion revenue for January and February 2004. This trend continued through March and April but AMC expansion revenue has returned to previous earnings levels in May 2004. If AMC elects to fly directly into Iraq or use alternative methods of transportation, we may experience a decline in our consolidated operating revenues, which could have a material adverse impact on our results of operations.

Seasonality

         While flight revenue generated by our AMC contract is not affected by seasonal fluctuations, other aspects of our business are seasonal in nature. Flight revenue generated by our contracts with the U.S. Postal Service, commercial airlines and freight forwarders has historically been higher from September through December of each year as the levels of flight activity increase with the build-up of inventories by retailers in anticipation of the holiday season. Revenues in our EAGLE segment also reflect similar seasonal fluctuations with a peak over the same months. The seasonality for our EAGLE segment is predominantly the result of increased volumes of mail and packages being processed by the U.S. Postal Service and United Parcel Service in the lead up to the holiday season. The months of higher revenue for our Helicopters segment typically occur in June and July as a result of increased forest fire fighting activities during these months.

Capital Resources

         On May 16, 2003, the Company issued $215 million in aggregate principal amount of 12% senior second secured notes (the "Notes") that will mature in 2010. The Notes were sold for 100% of their face amount. The Notes have interest payments of $12.9 million to be paid on May 15 and November 15 of each year. Concurrent with the issuance of the Notes, Aviation entered into a $100 million revolving credit facility (the "PNC Credit Facility"). The PNC Credit Facility had an interest rate of the lesser of LIBOR plus 3% or the prime rate plus 2% and was due in 2006. The Company initially borrowed $72.1 million under the PNC Credit Facility on May 16, 2003. The proceeds from the refinancing were used to repay $264.7 million outstanding under a previous credit facility. In securing the refinancing, $19.0 million in loan acquisition costs were incurred. These costs are being amortized over the lives of the two loans using the effective interest method. For further discussion see Note 5 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.

         The PNC Credit Facility and the indenture governing the Notes impose certain restrictions on Aviation, including restrictions that limit its restricted subsidiaries' ability to, among other things: (i) incur additional debt; (ii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments; (iii) place limitations on distributions from restricted subsidiaries; (iv) issue or sell capital stock of restricted subsidiaries; (v) issue guarantees; (vi) sell or exchange assets; (vii) enter into transactions with shareholders and affiliates; (viii) make capital expenditures; (ix) create liens; and (x) effect mergers and other changes of control. In addition, the PNC Credit Facility contains financial covenants requiring the Company to meet various financial ratios, such as a minimum tangible net worth ratio, maximum capital expenditures, and a minimum fixed charge coverage ratio. These covenants include requirements to, at all times, maintain undrawn availability of not less than $5.0 million on the PNC Revolver, a minimum consolidated tangible net worth of $150.0 million through February 29, 2004 and increasing tangible net worth based on net income in subsequent periods, a fixed charge coverage ratio of 1.5:1 and an interest coverage ration of 2.5:1. Additionally, capital expenditures are limited to $75.0 million per year.

         If Aviation or its restricted subsidiaries violates these covenants and are unable to obtain waivers from the lenders or noteholders, its debt under these agreements would be in default and could be accelerated by the lenders or noteholders. Cross default provisions exist in the indenture governing the Notes whereby a default on the Notes would occur if an event of default under issues of indebtedness of Aviation, any subsidiary guarantor or other significant subsidiary having an outstanding principal amount of $10 million or more in the aggregate for all such issues of all such persons and such default causes the holder to declare the indebtedness due and payable prior to its stated maturity and such indebtedness is not discharged in full or such acceleration is not rescinded or annulled within 30 days.

         As of February 29, 2004, Aviation had approximately $70.5 million in outstanding borrowings and $15.5 million available upon application of borrowing base limitations as such borrowing base is available on March 1, 2004 and subject to applicable covenants. Aviation must maintain $5 million of excess availability under the PNC Credit Facility, which may only be reduced with the consent of each of the lenders under the PNC Credit Facility. Substantially all of the assets of the Company are pledged as collateral under the various debt agreements.

         The Company was in default of its Fixed Charge Coverage Ratio with PNC Bank, under its revolving credit facility at February 29, 2004. Paying off all obligations related to PNC Bank cured the default. The source of the payoff, were funds obtained on May 13, 2004, when Evergreen International Aviation, Inc., and certain of its subsidiaries entered into a new financing arrangement paid off its existing PNC Credit Facility. The new financing arrangement is a three-year senior secured credit facility with Wells Fargo Foothill, part of Wells Fargo & Company (NYSE: WFC), and Ableco Finance LLC. The new credit facility (the "New Credit Facility') consists of a $50 million revolving loan, subject to a borrowing base based on eligible receivables and eligible inventory, and a $50 million term loan and is secured by substantially all of the assets of the Company and its domestic subsidiaries, other than those subsidiaries that operate the Company's agricultural business. Approximately $83 million was funded at closing and used to prepay and terminate the Company's PNC Credit Facility, as Administrative Agent, and to pay certain related transaction costs. The new agreement has interest rates of LIBOR plus 5.5% or the prime rate plus 3.0% on the term debt and interest rates of LIBOR plus 3.0% or the prime rate plus 0.5% on the revolving credit facility and is due in 2007.

         In the past, we have not always had sufficient cash flows from operations and available borrowings to meet our liquidity requirements, including debt service payments. We have also failed at various times to comply with several of our covenants in our debt agreements. These covenants include failure to maintain our Fixed Charge Coverage Ratio, Debt to EBITDA Ratio, failure to timely provide financial statement reports, purchasing a new aircraft through our revolving credit facility instead of with proceeds from a special tranche of term loans, failure to comply with the transactions with affiliates covenant and the loan covenant, failure to comply with the covenant that limited our capital expenditures, and merging a subsidiary with another subsidiary when an event of default or default had occurred and was continuing. In fiscal 2003 and 2002, our audited financial statements were subject to "going concern" comments due to the maturity of our old credit facility within twelve months of the end of such fiscal years and, given our working capital position, uncertainty as to our ability to refinance our existing credit facility or have its maturity extended beyond twelve months. Accordingly, we were required to classify such debt as a current liability. Subsequently, comments regarding "going concern" were removed from the report of independent registered public accounting firm on our fiscal 2003 audited financial statements because we repaid outstanding debt as it came due with proceeds obtained from the sale of bonds and funds available under our revolving credit facility in May 2003. For a more detailed discussion of defaults on our debt agreements, see "Risk Factors-We failed to comply with financial and other covenants in our debt instruments in the past." In addition, from time to time, due to a lack of liquidity and restrictive covenants in our existing credit agreement, we have not been able to acquire helicopters required to meet the demand for our services. On a number of these occasions, we have been able to obtain leases of the required helicopters from Mr. Delford M. Smith and his affiliates, as described in Item 13, "Certain Relationships and Related Transactions."

         If we were to fail to comply with certain of these debt covenants, the debt could be called due, which would raise substantial doubt about are ability to continue as a going concern. As a result, our audit report contains an explanatory paragraph that states that, due to the historical difficulty we have had in meeting our debt covenants, there is substantial doubt as to our ability to continue a going concern. Our ability to continue as a going concern is dependent on future financial results and, should we be in breach of the covenants on our debt, our ability to restructure or otherwise amend the terms of that debt. The financial statements do not include any adjustments to reflect the possible future effects on the revoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

         Although there can be no assurances, we believe that our cash flow from operations and availability under our revolving credit facility will provide us with sufficient liquidity and capital resources to operate our business and pay our contractual obligations, including the obligations under the notes and our revolving credit facility. In addition, we may conduct sales of equity in the future. In the event that we do not have adequate liquidity under the revolving credit facility, we believe we would have access to additional liquidity through additional borrowings and asset sales. We cannot assure you, however, that these sources will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to make principal and interest payments on our debt, including the notes, or to fund our other liquidity needs, or that we will able to comply with the financial covenants in the New Credit Facility.

         Cash and cash equivalents decreased $1.5 million to $4.1 million at February 29, 2004 compared to cash and cash equivalents of $5.6 million at February 28, 2003.

Operating Activities

         Cash flows from operating activities have historically been driven by net income (loss) combined with fluctuations in accounts receivable and accounts payable balances.

         We generated cash in operating activities of $56.5 million, $100.3 million and $107.5 million during the fiscal years ended February 29, 2004, and February 28, 2003 and 2002 respectively. Cash provided by operations decreased $43.8 million from fiscal year 2003 to fiscal year 2004. The decrease in cash provided by operations was primarily the result of a net loss of $4.6 million adjusted primarily for non-cash charges such as depreciation and amortization, and a $16.9 million decrease in accounts receivable. The decrease in accounts receivable was primarily associated with the settlement agreement we entered into with the U.S. Postal Service for $17.6 million that was subject to certain terms and conditions of which we collected $15.6 million during the year and wrote off $2.0 million. Other adjustments to reconcile net income to net cash provided by operating activities included a $12.5 million decrease in accounts payable and accrued liabilities related mostly to our new financing arrangements, a $2.8 million decrease in income taxes payable, a $3.2 million increase in prepaid expenses and other assets, and a $4.1 million net gain from an insurance settlement.

         Cash flows used in investing activities include purchases of property, equipment, and overhauls; proceeds from the sale of property and equipment; notes receivable from affiliates; and changes to other assets. Capital expenditures on purchases of property and equipment, and engine overhauls primarily comprise purchases of additional parts, aircraft, investments in airframes, engine overhauls and enhancements to aircraft. To a lesser extent, net cash used in investing activities includes purchases of equipment purchases associated with our EAGLE locations and expansion at existing EAGLE locations.

         We used cash in investing activities of $62.6 million, $52.2 million and $16.8 million during the fiscal years ended February 29, 2004, and February 28, 2003 and 2002 respectively. Cash used by investing activities decreased $10.4 million from fiscal year 2003 to fiscal year 2004.

         During the twelve months ended February 29, 2004, proceeds from asset sales were $9.5 million. We also received proceeds of $8.2 million from an insurance settlement to repair a damaged aircraft, and $4.1 million of these proceeds were used to buyout related leases. Prepaid expenses and other assets increased $6.9 million due partially to a $1.9 million deposits related to the purchase of a Gulfstream IV aircraft, and $0.5 million for a standby letter of credit in connection with a contract for our Helicopters segment.

         Cash capital expenditures for fiscal 2004, 2003 and 2002 were $62.3 million, $60.8 million and $35.7 million respectively. In fiscal 2002, our lower capital expenditures were largely the result of lower levels of flight activity. In fiscal 2004, our capital expenditures included approximately $19.3 million in heavy maintenance of our aircraft ("C" checks and "D" checks) and approximately $10.4 million in engine overhauls. Increasing aircraft utilization and escalating maintenance costs related to engine and airframe overhauls has resulted in increasing capital expenditures since fiscal 2002.

         Capital expenditures for the twelve months ended February 29, 2004 consisted of $45.8 million of expenditures by the EIA segment primarily for normal airframe overhauls and system upgrades on our fleet of B747s and DC9s, rotables repairs, equipment acquisitions and engine acquisitions. Capital expenditures for the twelve months ended February 29, 2004 by the EHI segment were $12.5 million and consisted primarily of aircraft purchases and deferred overhauls and configuration costs during the twelve months ended February 29, 2004.

         Cash flows used in financing activities primarily represent payments on borrowings under our bank term loans, revolving credit facilities, financed engine overhauls, and interest payments and fees associated with the May 2003 refinancing. The refinancing was composed of Aviation's issuance of $215 million senior second secured notes that mature in 2010 and a $100 million collateralized revolving credit facility with $70.5 million outstanding as of February 29, 2004.

         We had cash provided by financing activities of $4.6 million in fiscal year 2004. We had cash used in financing activities of $51.4 million and $87.4 million for fiscal years 2003 and 2002 respectively. Cash used in financing activities decreased $55.9 million from fiscal year 2003 to fiscal year 2004, due primarily to a refinancing of the Company's long-term debt.

         Proceeds from the refinancing on May 16, 2003 resulted in $215 million from the issuance of senior secured notes that mature in 2010 and $72.1 million from a collateralized revolving credit facility. The proceeds from the refinancing were used to repay $264.7 million outstanding debt under a previous credit facility. In securing the refinancing, $19.0 million in loan acquisition costs were incurred. These costs are being amortized over the lives of the two loans using the effective interest method. The Company made its first two semi-annual $12.9 million interest payments on November 15, 2003 and May 15, 2004 respectively. For further discussion see Note 5 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.

Commitments

         The following table summarizes our contractual cash obligations as of February 29, 2004 (does not consider the effect of the May 13, 2004 refinancing as described in Note 5 of the "Notes to Consolidated Financial Statements" in
Part II, Item 8 of this Annual Report on Form 10-K):


                       Long-           Short-     Operating
                       Term            Term         Lease          Other
     Fiscal            Debt            Debt       Obligations    Obligations       Total
     ------           -------        -------      -----------    ------------      -----
                                               (in millions)
      2005          $    0.0        $  11.6        $  20.5        $  3.0        $   35.1
      2006               6.5            0.0           11.8           3.0            21.3
      2007              72.7            0.0            7.5           3.0            83.2
      2008               1.7            0.0            4.7           3.0             9.4
      2009               0.8            0.0            3.7           3.0             7.5
Thereafter          $  215.1        $   0.0        $   6.6        $  3.0        $  224.7


         Other obligations consist exclusively of contractual obligations payable pursuant to an employment agreement we entered into in May 2003 with our Chief Executive Officer and Chairman, Mr. Smith. The employment agreement provides for compensation at the rate of $3 million per year and a one-time bonus in the amount of $4 million, which was paid after completion of the refinancing of our old credit facility in May 2003.

         During July 2003, we entered into arrangements with two of our major engine repair vendors to finance over 12 month and 15 month periods, respectively, payables incurred for certain engine overhauls. It is anticipated that the total cost of the overhauls will approximate $2.5 million. We cannot assure you that the engine purchases and overhaul financing arrangements will continue as expected. In addition, we are required to perform certain scheduled maintenance inspections and structural modifications.

         The FAA has mandated the installation of traffic collision avoidance systems ("TCAS") on all aircraft over 33,000 pounds by January 1, 2005. We have installed TCAS on all our B747 aircraft. However, the FAA mandate also applies to our DC9 aircraft. We estimate the total cost of installation of TCAS for our DC9 fleet will be approximately $1.1 million. The FAA has also mandated that a terrain awareness and warning system ("TAWS") be installed on all turbine-powered aircraft by March 29, 2005. All of our B747 and DC9 aircraft will require TAWS installation and we estimate the total cost of installation will be $1.8 million.

         There is a possibility that we may be asked to return all or a portion of the $7.2 million that we received in fiscal 2002 for our claims for losses pursuant to the Air Transportation Safety and System Stabilization Act. As of February 29, 2004, we have received no further correspondence and have not participated in any further negotiations regarding this matter and we do not anticipate that we will be required to pay any additional amounts. To the extent we need to actually pay these amounts, we believe cash on hand and amounts expected to be available under our revolving credit facility will be sufficient.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With respect to interest rate risks at February 29, 2004, we had fixed rate debt of $227.3 million, and variable rate debt of $81.1 million. Based on the outstanding balances at February 29, 2004, each 1% change in interest recalculated on our variable rate debt would have increased or decreased our annual interest cost by approximately $.04 million, and a 1% increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $2.2 million. We have not entered into any obligations for trading purposes.

         The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents and debt obligations. The following summarizes our contractual cash obligations as of


                                                             Expected Maturity Dates
                                ----------------------------------------------------------------------------------
                                                                                       There-               Fair
                                  2005      2006       2007       2008      2009       after     Total      Value
                                                                  (in millions)
                                ----------------------------------------------------------------------------------
Debt obligations:

Long-term debt

  Senior Secured Debt         $   --     $   --     $   --     $   --     $   --     $ 215.0    $ 215.0    $ 148.4 -

    Average Interest Rate        12.0%      12.0%      12.0%      12.0%      12.0%      12.0%      12.0%


  Other Fixed Rate Debt       $   7.5    $   4.2    $   0.5    $   0.1    $    --    $   --     $  12.3    $  10.7

    Average Interest Rate         9.5%       9.6%       8.5%       6.7%       6.7%       7.3%       6.0%


  Variable Rate Debt          $   4.1    $   2.3    $  72.2    $   1.6    $   0.8    $   0.1    $  81.1    $  81.1

    Average Interest Rate         6.4%       6.0%       6.0%       7.0%       6.9%       3.9%       5.3%

February 29, 2004 (does not consider the effect of the refinancing May 13, 2004 as described in Note 5 of the "Notes to Consolidated Financial Statements" in
Part II, Item 8 of this Annual Report on 10-K.

         With respect to foreign currency exchange rate risks, although some of our revenues are derived from foreign customers, substantially all revenues and substantially all expenses are denominated in U.S. dollars. We maintain minimal balances in foreign bank accounts to facilitate payment of expenses.

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


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    Evergreen Holdings, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements

         The following financial statements are not solely the financial statements of the issuer of the securities (Evergreen International Aviation, Inc.), but are the consolidated financial statements of Evergreen Holdings Inc., the parent company of the issuer of the bonds. The subsidiary issuer and all subsidiary guarantors, other than the Trust Created February 25, 1986, are wholly owned by Evergreen Holdings, Inc., this guarantee is full and unconditional, and the guarantees are joint and several. Accordingly, in lieu of full financial statements of the subsidiary issuer, condensed consolidating financial statements are included in Note 15 of the Consolidated Financial Statements.


Consolidated Financial Statements of Evergreen Holdings, Inc. and its
 Subsidiaries:

Report of PricewaterhouseCoopers LLP, Independent Registered
 Public Accounting Firm.........................................................
Report of Deloitte & Touche LLP, Independent Registered
 Public Accounting Firm.........................................................

Consolidated Balance Sheets as of February 29, 2004 and
 February 28, 2003..............................................................

Consolidated Statements of Operations for the Years Ended  February 29, 2004,
 February 28, 2003 and 2002 (restated)..........................................

Consolidated Statement of Stockholders' Equity for the Years Ended
 February 29, 2004, February 28, 2003 and 2002..................................

Consolidated Statements of Cash Flows for the Years Ended
 February 29, 2004, February 28, 2003 and 2002..................................

Notes to Consolidated Financial Statements......................................



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Evergreen Holdings, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Evergreen Holdings, Inc. and its subsidiaries (the Company) at February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the two years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has historically had violations of certain of its debt covenants. The Company's failure to comply with existing covenants would make debt callable. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Portland, OR
June 11, 2004



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Evergreen Holdings, Inc.
McMinnville, Oregon

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Evergreen Holdings, Inc. and subsidiaries (the "Company") for the year ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Evergreen Holdings, Inc. and subsidiaries for the year ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended February 28, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's difficulties in meeting its loan agreement covenants and its negative working capital position raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14, the accompanying consolidated statement of operations for the year ended February 28, 2002 has been restated.

Deloitte & Touche LLP

Portland, Oregon
July 16, 2002 (April 25, 2003 as to Note 12, October 10, 2003
         as to Note 15, and November 20, 2003 as to Note 14)



                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                 (In thousands)



                                                                2004         2003
                                                              --------     --------
                                 ASSETS
Current assets:
  Cash                                                        $  4,071     $  5,638
  Accounts receivable, less allowance of $1,900 and
  $33,516 for doubtful accounts
    Trade                                                       37,143       51,907
    Other                                                        1,503        3,667
  Receivable and notes from affiliates, net                      2,199          112
  Inventories                                                   14,719       17,786
  Prepaid expenses and other assets                              6,965        3,746
  Income taxes receivable                                          583         --
  Deferred tax asset                                            11,955       10,444
                                                              --------     --------
    Total current assets                                        79,138       93,300

  Assets held for sale                                           6,760        6,968
  Notes receivable from affiliates                              15,563       18,038
  Property and equipment, net                                  545,397      553,736
  Capitalized loan acquisition costs                            15,531        5,707
  Other assets                                                  10,852        8,859
  Goodwill                                                       5,494        5,494
                                                              --------     --------
    Total assets                                              $678,735     $692,102
                                                              ========     ========

                 LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Current portion of long-term debt                           $ 11,580     $285,403
  Accounts payable                                              43,204       63,699
  Accrued liabilities                                           20,081       18,759
  Accrued interest                                               7,735        1,857
  Affiliate trade and notes payable                              2,477          348
  Income taxes payable                                            --          2,257
                                                              --------     --------
    Total current liabilities                                   85,077      371,318

Long-term debt                                                 296,853       18,455
Deferred income and other                                          101          495
Deferred tax liabilities                                       105,840      105,395
                                                              --------     --------
      Total liabilities                                        487,871      496,668
                                                              --------     --------

 Commitments and contingencies (Notes 8 and 9)

                          STOCKHOLDERS' EQUITY
 Stockholders' equity:
   Common stock, no par value; 20,000,000 shares
     authorized, 10,054,749 issued and outstanding               7,568        7,568
   Retained earnings                                           183,296      187,866
                                                              --------     --------
                       Total stockholders' equity              190,864      195,434

               Total liabilities and stockholders' equity     $678,735     $692,102
                                                              ========     ========


The accompanying notes are an integral part of the consolidated financial statements.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
         FEBRUARY 29 2004, AND FEBRUARY 28, 2003 AND 2002 (AS RESTATED)
                                 (In thousands)
                                                                                            2002
                                                                                        (as restated
                                                               2004           2003       see note 14)
                                                            ---------      ---------      ---------
Operating revenue:
  Flight revenue                                            $ 377,650      $ 400,603      $ 284,293
  Sales of aircraft, parts, and other assets                   17,357         12,137         13,270
  Ground logistics services                                    99,790        129,724        122,287
  Support services and other                                   40,837         31,871         27,857

                                                            ---------      ---------      ---------
    Total operating revenues                                  535,634        574,335        447,707
                                                            ---------      ---------      ---------

Operating expenses:
  Flight costs                                                 73,756         69,808         54,645
  Fuel                                                         97,159        100,195         69,559
  Maintenance                                                  73,205         69,740         61,279
  Aircraft and equipment                                       49,612         44,139         48,269
  Costs of sales of aircraft, parts, and other
    property and equipment                                     13,709          8,888          9,291
  Cost of ground logistics services                            89,150        104,559        104,598
  Support services and other                                   38,957         32,636         23,168
  Selling, general, and administrative                         73,921         62,729         52,616
  Impairment charge on aircraft                                  --             --           16,000
  Claim under the Air Transportation Safety
    and System Stabilization Act                                 --             --           (7,204)
                                                            ---------      ---------      ---------
    Total operating expenses                                  509,469        492,694        432,221
                                                            ---------      ---------      ---------

    Income from operations                                     26,165         81,641         15,486
                                                            ---------      ---------      ---------

Other (expense) income:
  Interest expense                                            (34,840)       (30,576)       (34,297)
  Other income, net                                             4,386          1,508            836

                                                            ---------      ---------      ---------
    Other expense, net                                        (30,454)       (29,068)       (33,461)
                                                            ---------      ---------      ---------

(Loss) income before minority interest and income taxes        (4,289)        52,573        (17,975)

  Minority interest                                            (1,116)          (962)          (879)
                                                            ---------      ---------      ---------

(Loss) income before income taxes                              (5,405)        51,611        (18,854)

  Income tax benefit (expense)                                    835        (19,804)         6,420
                                                            ---------      ---------      ---------

Net (loss) income                                           $  (4,570)     $  31,807      $ (12,434)
                                                            =========      =========      =========




The accompanying notes are an integral part of the consolidated financial statements.






                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
                  FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND 2002
                        (In thousands, except share data)

                                      Common Stock            Retained
                                 Shares         Amount        Earnings         Total
                               ----------     ----------     ----------      ----------
Balance, February 28, 2001     10,054,749     $    7,568     $  168,493      $  176,061
Net loss                             --             --          (12,434)        (12,434)
                               ----------     ----------     ----------      ----------
Balance, February 28, 2002     10,054,749          7,568        156,059         163,627
Net income                           --             --           31,807          31,807
                               ----------     ----------     ----------      ----------
Balance, February 28, 2003     10,054,749          7,568        187,866         195,434
Net loss                             --             --           (4,570)         (4,570)
                               ----------     ----------     ----------      ----------
Balance, February 29, 2004     10,054,749     $    7,568     $  183,296      $  190,864
                               ==========     ==========     ==========      ==========




The accompanying notes are an integral part of the consolidated financial statements.












                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  FEBRUARY 29 2004, FEBRUARY 28, 2003 AND 2002
                                 (In thousands)
                                                                      2004           2003           2002
                                                                   ---------      ---------      ---------
Cash Flows from operating activities:
  Net (loss) income                                                $  (4,570)     $  31,807      $ (12,434)
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
  Depreciation                                                        24,303         25,676         28,626
  Amortization                                                        42,352         43,453         38,078
  Deferred income taxes                                               (1,066)        22,417        (11,414)
  Gain on sale of property and equipment                                (741)        (4,904)          (947)
  Gain on insurance settlement                                        (4,093)          --             --
  Impairment charges on aircraft                                        --             --           16,000
  Deferred (income) loss and other                                      (394)            69           --
  Foreign currency exchange loss (gain)                                  207            (16)           (48)
  Minority interest income                                             1,116            962            879
  Changes in operating assets and liabilities:
    Accounts receivable                                               16,928         (3,358)        60,132
    Receivables from affiliates                                       (2,087)          --             (896)
    Inventories                                                        3,067         (2,299)        (4,669)
    Prepaid expenses and other assets                                 (3,219)       (10,107)         2,133
    Accounts payable and accrued liabilities                         (12,489)         2,318        (11,530)
    Income taxes payable                                              (2,840)        (5,716)         3,618
                                                                   ---------      ---------      ---------
    Net cash provided by operating activities                         56,474        100,302        107,528
                                                                   ---------      ---------      ---------

Cash flows from investing activities:
  Purchases of property, equipment, and overhauls                    (62,352)       (60,826)       (35,694)
  Proceeds from disposal of property and equipment                     9,464          7,480         10,899
  Early payment of operating leases with insurance settlements        (4,090)          --             --
  Proceeds from insurance settlements                                  8,183           --             --
  Repayments on notes receivable from affiliates                        (112)         3,435          2,529
  Advances on notes receivable from affiliates                          --           (2,574)        (6,522)
  Other assets                                                       (13,709)           286         11,953
                                                                   ---------      ---------      ---------
    Net cash used in investing activities                            (62,616)       (52,199)       (16,835)
                                                                   ---------      ---------      ---------

Net cash provided by financing activities:
  Proceeds from long term debt                                       284,491            367          2,330
  Payments on long term debt                                        (125,462)        (6,304)       (85,127)
  Proceeds from operating loans and short term debt                   (1,500)         6,987         20,200
  Payments on operating loans and short term debt                   (152,954)       (52,396)       (23,000)
  Payments on notes payable to affiliates                               --              (41)        (1,800)
                                                                   ---------      ---------      ---------
    Net provided by (used in) financing activities                     4,575        (51,387)       (87,397)
                                                                   ---------      ---------      ---------

    Net (decrease) increase in cash
      and cash equivalents                                            (1,567)        (3,284)         3,296

Cash and cash equivalents, beginning of period                         5,638          8,922          5,626
                                                                   ---------      ---------      ---------

                                                                   ---------      ---------      ---------
Cash and cash equivalents, end of period                           $   4,071      $   5,638      $   8,922
                                                                   =========      =========      =========

Supplemental cash flow information:
  Interest                                                         $  25,225      $  28,329      $  36,494
  Income taxes                                                     $   3,635      $   1,059      $   1,394

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        FOR THE YEARS ENDED FEBRUARY 29 2004, FEBRUARY 28, 2003 AND 2002
                                 (In thousands)


Supplemental schedule of noncash investing and financing activities:

Fiscal year 2004:
  None

 Fiscal year 2003:
  The Company converted $14,974 of receivables from affiliates to notes receivable from affiliates.

 Fiscal year 2002:
  The Company exchanged an aircraft with a net book value of $25,570 and incurred a liability of $8,800 to acquire another aircraft.
  The Company purchased $9,590 of engine and aircraft overhauls through long-term financing.
  The Company purchased $1,250 of property and equipment through long-term financing.


The accompanying notes are an integral part of the consolidated financial statements.




                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Evergreen Holdings, Inc. (Holdings), (dba Evergreen International Aviation Group) (the "Company") and its wholly-owned subsidiaries Evergreen International Aviation, Inc. (EA), Evergreen International Airlines, Inc. (EIA), Evergreen Aviation Ground Logistics Enterprise, Inc. (EAGLE), Evergreen Helicopters Inc. (EHI), Evergreen Air Center, Inc. (Air Center), Evergreen Aircraft Sales and Leasing Co. (EASL), Evergreen Agricultural Enterprises, Inc.
(EAE), Evergreen Vintage Aircraft, Inc. (Vintage), and Evergreen Aviation Services, Inc. (the foreign subsidiary), provide highly diversified aviation services through the following operating segments:

         o EIA engages primarily in domestic short-range and international long-range cargo operations, as well as air freight brokerage services.

         o EAGLE primarily provides mail handling, hub management, aircraft handling, cargo loading and unloading, and terminal services.

         o EHI provides flight services throughout the world in markets including international peacekeeping and health operations, agriculture, oil exploration and development, and forest control and provides aircraft maintenance and repair services.

         o EAC performs required Federal Aviation Administration (FAA) inspections, scheduled and unscheduled maintenance and repairs, light engine maintenance, stripping and painting, aircraft storage and complete airframe overhauls of commercial aircraft at an unlimited airframe maintenance and repair station.

         o EASL includes aircraft and parts brokerage operations.

         o OTHER services include farming and nursery production and vintage aircraft restoration operations.

         Pursuant to Statement of Financial Accounting Standards (SFAS) No.131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that its core business activities are comprised of six distinct operations, which are EIA, EAGLE, EHI, EAC, EASL, and OTHER. The Company's EIA segment consists of Holdings, EA, and EIA. The Company's OTHER segment consists of EAE and Vintage.

LIQUIDITY

         The Company's consolidated financial statements as of February 29, 2004 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business.

         The Company was in default of its Fixed Charge Coverage Ratio with PNC Bank, under its revolving credit facility at February 29, 2004. Paying off all obligations related to PNC Bank cured the default. The source of the payoff, were funds obtained on May 13, 2004, when Evergreen International Aviation, Inc., and certain of its subsidiaries entered into a financing arrangement and refinanced its existing PNC Credit Facility. The new financing arrangement is a three-year senior secured credit facility with Wells Fargo Foothill, part of Wells Fargo & Company (NYSE: WFC), and Ableco Finance LLC. The new credit facility (the "New Credit Facility") consists of a $50 million revolving loan, subject to a borrowing base based on eligible receivables and eligible inventory, and a $50 million term loan and is secured by substantially all of the assets of the Company and its domestic subsidiaries, other than those subsidiaries that operate the Company's agricultural business. Approximately $83 million was funded at closing and used to prepay and terminate the Company's PNC Credit Facility, as Administrative Agent, and to pay certain related transaction costs. The new agreement has interest rates of LIBOR plus 5.5% or the prime rate plus 3.0% on the term debt and interest rates of LIBOR plus 3.0% or the prime rate plus 0.5% on the revolving credit facility and is due in 2007.

         Additionally, the Company was in default of covenants associated with its line of credit with Merrill Lynch Business Financial Securities, Inc. at February 29, 2004. The line of credit was amended whereby the covenants were modified such that the Company is in compliance at February 29, 2004.

         In the past, the Company has not always had sufficient cash flows from operations and available borrowings to meet its liquidity requirements, including debt service payments. The Company has also failed at various times to comply with several of its covenants in its debt agreements. These covenants include failure to maintain its Fixed Charge Coverage Ratio, Debt to EBITDA Ratio, failure to timely provide financial statement reports, purchasing a new aircraft through the revolving credit facility instead of with proceeds from a special tranche of term loans, failure to comply with the transactions with affiliates covenant and the loan covenant, failure to comply with the covenant that limited its capital expenditures, and merging a subsidiary with another subsidiary when an event of default or default had occurred and was continuing. In fiscal 2003 and 2002, the audited financial statements were subject to "going concern" comments due to the maturity of its old credit facility within twelve months of the end of such fiscal years and, given the working capital position, uncertainty as to the ability to refinance the existing credit facility or have its maturity extended beyond twelve months. Accordingly, the Company was required to classify such debt as a current liability. Subsequently, comments regarding "going concern" were removed from the report of independent registered public accounting firm on the fiscal 2003 audited financial statements because the Company repaid outstanding debt as it came due with proceeds obtained from the sale of bonds and funds available under the revolving credit facility in May 2003. In addition, from time to time, due to a lack of liquidity and restrictive covenants in the existing credit agreement, the Company has not been able to acquire helicopters required to meet the demand for the Company's services. On a number of these occasions, the Company has been able to obtain leases of the required helicopters from Mr. Delford M. Smith and his affiliates.

         There is uncertainty regarding the Company's ability to comply with certain of these debt covenants which would place the debt in the position to be called due. This would raise substantial doubt about the Company's ability to continue as a going concern. As a result, the audit report contains an explanatory paragraph that states that, due to the historical difficulty it has had in meeting debt covenants, there is substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on future financial results and, should the Company be in breach of the covenants on the debt, its ability to restructure or otherwise amend the terms of that debt. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

         Management's plan in regard to these matters are also described below.

         As described above, The Company refinanced its existing PNC Credit Facility with a three year senior secured credit facility with Wells Fargo Foothill, a part of Wells Fargo & Company, and Abceco Financial LLC that includes covenants that The Company believes will be achieved.

         If the Company were to be in default of its covenants in the future, it would, as it has in the past, seek to obtain amendments to the debt of waivers of the covenants so that the Company was no longer in violation.

         The Company has instituted various cost controls to reduce operating expenses including the timely monitoring of labor, aircraft maintenance and selling, general and administrative costs. These include:

         o The reduction of labor costs as a percentage of revenue in certain subsidiaries by approximately five percent on $5,400.

         o The renegotiation of insurance costs to reduce the transport expenses on fixed winged aircraft by approximately nineteen percent or $ 700.

         o Overall reduction of professional services costs as the Company begins to take some of these functions in-house.

         o Consolidation of certain accounting functions within the various subsidiaries.

         o Focus on reducing non-essential maintenance costs.

         Additionally, the Company continues to enhance it system of internal controls such that timely financial reporting will assist in the frequent monitoring of these costs.

         The Company's consolidated financial statements as of February 28, 2002 and for the year then ended were prepared on a going concern basis, which contemplated the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company was in default of one of its covenants, a fixed charge coverage ratio, under its term loans and its revolving credit agreement as of February 28, 2002. This difficulty in meeting loan agreement covenants, along with its negative working capital position, raised substantial doubt about the Company's ability to continue as a going concern. The Company obtained waivers of certain of these covenant violations until August 15, 2002. As a result of obtaining only a temporary waiver of certain of the covenant violations, the Company classified term loans of


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

$263,000 and the borrowings under the revolving credit agreement of $38,000 as current on the Company's balance sheet as of February 28, 2002.

         The Company was in default of several of its covenants under its revolving credit facility at February 28, 2003. On May 16, 2003, the Company completed a $215,000 debt offering and borrowed $72,100 under a new revolving credit facility (see Note 5).

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The operations of the Company's active foreign subsidiary are not significant.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at that time. On an ongoing basis the Company evaluates and updates its estimates as appropriate. Actual results could differ from those estimates under different assumptions or conditions.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include all cash balances and other short-term, highly liquid, income-producing investments. Investments with maturities of three months or less on their acquisition date are classified as cash equivalents. These balances are located at high credit quality financial institutions. At times, such balances may be in excess of Federal Deposit Insurance Corporation limits. At February 29, 2004 and February 28, 2003, the Company had no cash equivalents.

INVENTORIES

         Inventories consist primarily of expendable parts and supplies for aircraft maintenance and for sale to third parties, which are carried at the lower of average cost or net realizable value, and agricultural crops and nursery products, which are carried at the lower of first-in, first-out cost or net realizable value. Maintenance inventories are charged to operations as issued for use and agricultural and all other inventories are charged to operations when sold. The nature of these inventories generally results in their utilization over an operating cycle in excess of one year. The Company periodically reviews inventories for potential obsolescence and records adjustments, as


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

necessary, to reflect the lower of cost or net realizable value. The Company had no material adjustments related to obsolete inventory during fiscal 2004 or fiscal 2003.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. All major renewals, modifications and overhauls, such as "C" and "D" checks, are capitalized. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and charged to income in the period sold.

         Depreciation to estimated residual values is provided on the straight-line method over the estimated useful lives of depreciable assets. Aircraft, aircraft engines and rotable assets are depreciated from 8 to 38 years, machinery and equipment from 3 to 10 years, and buildings and improvements from 10 to 40 years.

         Effective as of September 1, 2003, the Company changed the estimated useful lives of the aircraft in its EHI segment to more accurately reflect it current estimate of their useful lives (see Note 3).

Overhauls of aircraft and rotable assets are accounted for as follows:

         o Large fixed-wing aircraft overhauls: Upon acquisition, the cost of major aircraft overhaul components included in the purchase price is segregated from the cost of equipment. Overhaul component costs and subsequent capitalized major overhauls are amortized to expense over the period until the next scheduled overhaul, generally ten years or less.

         o Helicopters, medium and light fixed-wing aircraft overhauls: Major overhaul components purchased with the aircraft are depreciated as part of the cost of equipment. Subsequent major overhauls are capitalized and amortized over operating hours to the succeeding overhaul, generally two years or less.

         o Rotable asset overhauls: The cost of rotable asset overhauls for large fixed-wing aircraft and helicopters is capitalized and amortized over estimated useful lives, generally five years or less. The cost of repairing rotable assets is expensed as incurred.

         Management evaluates the recoverability of the carrying value of property and equipment at each balance sheet date or when events or changes in circumstances indicate that a carrying amount may not be recoverable. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows to be derived from the related assets is less than the carrying amount of the assets. The amount of the impairment loss is based on the difference between the related assets carrying value and the expected future discounted net cash flows. The factors considered by management in performing this assessment includes current operating results, trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. Based on management's reviews, an adjustment related to impairment associated with the carrying value of capitalized assets was not required in fiscal year 2004 and 2003. In fiscal year 2002, an impairment loss of $16,000 was recognized on the Company's DC9-33 fleet, which was determined based on a forecast of the net present value of expected future cash flows to be earned by the aircraft.

LEASED AIRCRAFT OVERHAULS

         The costs of required major maintenance and inspection of engines and airframes for leased aircraft are capitalized and amortized to expense over the period with the next scheduled overhaul, generally ten years or less, or the termination of the lease.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

ASSETS HELD FOR SALE

         Aircraft parts and other assets held for sale are recorded at the lower of cost or net realizable value. Cost of aircraft held for sale includes the amount of related unamortized overhauls.

CAPITALIZED LOAN ACQUISITION COSTS

         On May 16, 2003, the Company completed a refinancing program which included costs associated with the issuance of the 12% senior secured notes due 2010 and a $100,000 revolving credit facility (see Note 5). The costs associated with the refinancing were capitalized and are being amortized over the lives of the loans using the effective interest method in accordance with APB. No. 21, Interest on Receivables and Payables. Amortization of capitalized loan acquisition costs for fiscal year 2004 was $3,500.

CAPITALIZED INTEREST

         Interest on funds used to finance the acquisition and structural conversion of aircraft and the construction of certain facilities to the date the asset is placed in service is capitalized. The Company capitalized no interest charges in fiscal years 2004, 2003 and 2002.

INTANGIBLE ASSETS - GOODWILL

         Goodwill represents the excess of cost over the fair value of net assets acquired. The Company has two reporting units, EAGLE and EHI, with assigned goodwill of $5,500. Quoted stock market prices are not available for these individual reporting units.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No.141 supersedes Accounting Principles Board (APB) Opinion No.16 and eliminates pooling of interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No.142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS No.142, goodwill and non-amortizing intangible assets shall be adjusted whenever events or circumstances occur indicating that goodwill has been impaired. Accordingly, consistent with SFAS 142, management's methodology for estimating the fair value of each reporting unit primarily considers the discounted future cash flows. In applying this methodology, management makes assumptions about each reporting unit's future cash flows based on capacity, expected revenue, operating costs and other relevant factors, and discount future cash flows based on each reporting unit's weighted average cost of capital. The Company has completed its impairment testing of the valuation of its goodwill as of February 29, 2004 and has determined that there is no impairment for the year ended February 29, 2004.

         Upon adoption of SFAS No.142, amortization of goodwill ceased. The Company adopted SFAS No.142 on March 1,2002, the beginning of fiscal year 2003. Application of the non-amortization provisions of SFAS No. 142 to goodwill, which had previously been amortized over 15 years, would have resulted in an increase in net income of $474 for the year ended February 28, 2002.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

         The following table summarizes the impact of SFAS 142 on net loss had SFAS 142 been in effect for fiscal year 2002:

                                                                   Year Ended
                                                                  Feb 28, 2002
                                                                  ------------
    Net loss                                                       $(12,434)
      Amortization of goodwill, net of tax of $300                       474
                                                                   ---------
    Net loss as adjusted                                           $ (11,960)
                                                                   =========

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and from disputed balances. The Company periodically reviews past due balances to identify the reasons for non-payment, and adjusts the allowance for doubtful accounts as appropriate.

         In September 2001, the Company instituted proceedings in the United States District Court for the State of Oregon against Asiana Airlines to recover certain amounts owed to us pursuant to a freighter service agreement with Asiana. On February 28, 2003, a jury returned a verdict in our favor against Asiana. At February 28, 2003, the Company had recorded an account receivable of $27,169 and an allowance against the receivable in the same amount. No income had been recorded for this program since Asiana ceased making payments. During fiscal year 2004, the account receivable of $27,169 was written off against the fully reserved balance resulting in no change to net receivables and having no effect on income.

         During fiscal year 2004, EAGLE reduced the allowance for doubtful accounts by $6,100 with write-offs related to U.S. Postal service contracts.

         The Company believes the allowances for doubtful accounts as of February 29, 2004 are adequate. If the customers' financial conditions were to deteriorate, resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional expenses being recorded for the period in which such determination was made.

REVENUE RECOGNITION

         The following describes the revenue recognition policy by segment:

EIA revenue recognition

         Revenues in this segment are recorded predominantly as flight revenue. The Company primarily charges customers based on miles traveled, space utilized ("block space",) hours flown ("block hours",) or trips taken. The Company generally is not responsible for obtaining freight for its aircraft and receives revenues based on routes flown rather than capacity carried. Block hours are measured in 60 minute periods, or fractions of such periods, from the time the aircraft moves from its departure point to the time it comes to rest at its destination. The number of pallet position utilized measures Block space. Flight revenue is primarily recorded as flights are completed.

         Many of the contracts are structured as "all-in" contracts, under which the Company is responsible for the full range of operating expenses, including fuel costs. Other contracts are Aircraft Crew Maintenance and Insurance, "ACMI" or "wet lease" arrangements, under which the Company provides only the aircraft, crew, maintenance and insurance, and the customer is responsible for all other operating expenses, such as fuel, ground handling, crew accommodations and the cost of obtaining freight.


               EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES NOTES TO
        THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

         The agreements with freight forwarders are typically structured as block space agreements, where the forwarder commits to deliver a certain amount of freight for a specific flight. Under the agreement, the forwarder must pay for the space committed, whether or not it delivers the freight to the Company.

EAGLE revenue recognition

         All revenues in this segment are recorded as ground logistics services. Ground handling and logistics revenues are typically generated under contracts with the U.S. Postal Service, domestic and international passenger and cargo airlines, and express delivery customers. The Company typically provides services through contracts with a term of one year or more, with scheduled rates for a range of services at one or more locations throughout the United States. Revenues in this segment are recorded when services are rendered.

EHI revenue recognition

         Services are typically provided under one to five year contracts. The Company typically charges customers a monthly availability fee in addition to an hourly charge for missions flown or by hour with a minimum number of hours per day. The Company often modifies its pricing methods to match the characteristics of a mission, which may involve pricing based on weight if the mission is transport-related, by acre if agricultural or by number of pick-ups if construction. Revenues in this segment are recorded when services are rendered.

EAC revenue recognition

         All revenues in this segment are recorded as support services. Aircraft maintenance and repair revenues are generally derived from heavy maintenance (C checks and D checks) on aircraft, aircraft storage and other aircraft and storage services. Revenues in this segment are recorded when services are rendered.

EASL revenue recognition

         All revenues in this segment are predominantly derived from sales of aircraft, parts and other assets, typically on a consignment basis. Revenues generated from the sale of the Company's assets are recorded within the segment from which the assets originated. Revenues from asset sales within EASL relate solely to assets acquired and sold by EASL. Similarly, revenues generated from leasing of aircraft are recorded within the segment that controls those assets. EASL generates revenues in the form of commissions in connection with the sale and leasing of assets owned by third parties and the Company's other operating segments.

OTHER segment revenue recognition

         Revenues from this segment are recorded as support services.

MAJOR CUSTOMERS

         Revenues generated under various contracts with numerous agencies of the U.S. Government accounted for approximately 73%, 68%, and 61% of the total revenues for fiscal years 2004, 2003, and 2002 respectively. Amounts receivable from these agencies were $25,033 and $39,870 at February 29, 2004 and February 28, 2003 respectively.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


INCOME TAXES

         Income taxes are accounted for in accordance with SFAS No.109, Accounting for Income Taxes. Under SFAS No.109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting amounts and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based upon enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

CONCENTRATION OF CREDIT RISKS

         The Company grants credit to customers throughout the world. The Company's primary customer base consists of various agencies of the U.S. Government and large well established foreign and domestic airlines. Credit strength of this customer base is derived from its geographical diversity and from its long history of payment on services provided. The Company evaluates each customer's credit worthiness on a case-by-case basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility and accrued liabilities approximate fair value because of the short-term maturity of these items. The carrying amounts of the Company's variable rate long-term debt approximate fair value due to variable interest rates correlating to changes in market conditions. The Company's fixed rate debt of $227,300 and $20,208 as of February 29, 2004 and February 28, 2003 respectively (see Note 5), and had a fair value of $159,000 and $17,059 as of February 29, 2004 and February 28, 2003 respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation No.46 (FIN 46), Consolidation of Variable Interest Entities-an Interpretation of ARB No.51 Consolidated Financial Statements, and subsequently revised in December 2003, with the issuance of FIN 46-R. Interpretation addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity .The Interpretation also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Company is required to adopt FIN 46-R as of the period ending May 31,2005. While Management has not completed their final assessment of the impact of FIN 46-R, based upon their preliminary assessment, management believes that the Company may be the primary beneficiary of certain related party entities including, but not limited to, Ventures Holding and Ventures Acquisitions. The Company leases certain assets, consisting primarily of buildings and aircraft, from these entities. The financial statements of these entities may be included in its financial statements in the period of adoption and beyond. Such inclusion is not expected to have a material impact on its consolidated financial statements.

         In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. On November 7, 2003 FASB issued FASB staff Position NO. FAS 150-3 (FSP150-3) "Effective Date, Disclosure, and Transition for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statements 150, Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity". FSP 150-3 deferred certain aspects of FAS 150. It requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many


                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


         of these instruments may have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31,2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. This standard is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS No. 150. The adoption of FAS 150 and FAS 150-3 did not have a material effect on the Company's ongoing results of operations, financial position or cash flows.

         On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did have a material impact on the Company's revenue recognition policies, results of operations, financial position or cash flows.

RECLASSIFICATIONS

         Certain amounts in the prior years' financial statements and notes have been reclassified to conform to the current year presentation. Previously reported net income (loss) or cash flows were not affected by these reclassifications.

2. PROPERTY AND EQUIPMENT

         Property and equipment at February 29, 2004 and February 28, 2003 consisted of the following:

                                              2004              2003
                                            --------          --------
 Flight equipment
   Aircraft                                 $704,322          $711,664
   Overhauls, net                             91,698            89,121
   Construction in progress                   11,755            11,069
                                            --------          --------
                                             807,775           811,854
                                            --------          --------
 Other property and equipment
   Machinery and equipment                   102,787            84,501
   Buildings and improvements                 42,956            42,194
   Land and improvements                      15,646            15,444
   Construction in progress                        0             1,499
                                            --------          --------
                                             161,389           143,638
                                            --------          --------
 Property and equipment, at cost             969,164           955,492
 Accumulated depreciation                  (423,767)         (401,756)
                                            --------          --------
     Total                                  $545,397          $553,736
                                            ========          ========

         The Company owns an aviation museum facility, which is not being depreciated and which has a net book value of $16,072 at February 29, 2004 and at February 28, 2003. This facility is currently being leased to a not-for-profit entity at no charge and is included in the table above.

         Depreciation expense for fiscal years 2004, 2003 and 2002 was $24,303, $25,676 and $28,626 respectively.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


3.  CHANGE IN ACCOUNTING ESTIMATES

         Effective as of September 1, 2003, the Company changed the estimated useful lives of the aircraft in its EHI segment to more accurately reflect its current estimate of their useful lives. The estimated useful lives of these aircraft were increased from 10 years to 20 years. The change lowered total depreciation expense $400 for fiscal year 2004.

4. OTHER ASSETS

Other assets at February 29, 2004 and February 28, 2003 consisted of the following:

                                                    Year Ended
                                                    ----------
                                             Feb 29,            Feb 28,
                                              2004              2003
                                            -------            ------
  Deposits                                   $3,884            $5,010
  Noncurrent agricultural products            5,703             3,078
  Other                                       1,265               771
                                            -------            ------
    Total                                   $10,852            $8,859
                                            =======            ======



5. DEBT OBLIGATIONS

         On May 16, 2003, the Company issued $215,000 in aggregate principal amount of 12% Senior Second Secured Notes (the "Notes") that will mature in 2010. The Notes were sold for 100% of their face amount. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and all of Aviation' s subsidiaries except Evergreen Agricultural Enterprises, Inc. and its subsidiaries, and by Aviation's foreign subsidiaries. The Notes are secured by a second priority lien, subject to permitted liens, on substantially all of the assets that secure obligations under the new revolving credit facility. The Notes (i) have interest payment dates of May 15 and November 15 of each year;
(ii) are senior second secured obligations, rank equally with all of Aviation's existing and future senior, or unsubordinated, debt and are senior to any of Aviation's future senior subordinated or unsubordinated debt; and (iii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

                                                                 Redemption
  If Redeemed during the 12-month period commencing                 Price
  -------------------------------------------------              ----------
  May 15, 2007                                                       106%
  May 15, 2008                                                       103%
  May 15, 2009 and thereafter                                        100%

         Concurrent with the issuance of the Notes, Aviation entered into a $100,000 revolving credit facility (the "PNC Credit Facility"), for which PNC Capital Markets, Inc. acted as arranger, and PNC Bank, National Association acted as the agent. The PNC Credit Facility had an interest rate of the lesser of LIBOR plus 3% or the prime rate plus 2% and was due in 2006. The obligations under the PNC Credit Facility are guaranteed by all of the guarantors under the Notes. Borrowings under the PNC Credit Facility were secured by a first priority security interest in substantially all of the Company's existing and hereafter acquired personal property, including all of the capital stock or membership interests of all of its subsidiaries that are guarantors under the PNC Credit Facility. This security interest is subject to certain exceptions and permitted liens, including existing liens on two B- 747 aircraft and three DC9 aircraft.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

         The Company initially borrowed $72,100 under the PNC Credit Facility on May 16, 2003. The Proceeds from the refinancing were used to repay $264,700 outstanding under a previous credit facility. In securing the refinancing, $19,000 in loan acquisition costs were incurred. These costs are being amortized over the lives of the two loans using the effective interest method.

         The PNC Credit Facility and the indenture governing the Notes impose certain restrictions on Aviation, including restrictions that limit its restricted subsidiaries' ability to, among other things: (i) incur additional debt; (ii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments; (iii) place limitations on distributions from restricted subsidiaries; (iv) issue or sell capital stock of restricted subsidiaries; (v) issue guarantees; (vi) sell or exchange assets; (vii) enter into transactions with shareholders and affiliates; (viii) make capital expenditures; (ix) create liens; and (x) effect mergers and other changes of control. In addition, the PNC Credit Facility contained financial covenants requiring the Company to meet various financial ratios, such as a minimum tangible net worth ratio, maximum capital expenditures, and a minimum fixed charge coverage ratio. These covenants included requirements to, at all times, maintain undrawn availability of not less than $5,000 on the PNC Revolver, a minimum consolidated tangible net worth of $150,000 through February 29, 2004 and increasing tangible net worth based on net income in subsequent periods, and a fixed charge coverage ratio of 1.5:1. Additionally, capital expenditures are limited to $75,000 per year.

         As of February 29, 2004, Aviation had approximately $70,500 in outstanding borrowings under the credit facility and $15,500 available upon application of borrowing base limitations as such borrowing base is available on March 1, 2004 and subject to applicable covenants. Aviation must maintain $5,000 of excess availability under the PNC Credit Facility, which may only be reduced with the consent of each of the lenders under the PNC Credit Facility. Substantially all of the assets of the Company are pledged as collateral under the various debt agreements.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

Long-term debt consisted of the following at February 29, 2004 and February 28, 2003:

                                                                                    2004           2003
                                                                                  ---------      ---------
12% Senior Second Secured Notes due 2010                                          $ 215,000           --

Revolving credit facility, variable rate interest at LIBOR plus 6% plus 2%
  principal in kind (9.38% at February 29, 2003) (starting March 1, 2003 interest becomes LIBOR plus 10%), due in May 2003, total borrowings
  available of $40,000 as of February 28, 2003                                         --           28,000

Revolving credit facility, variable rate interest at PNC's prime rate plus 1%        70,530           --
  or PNC's eurodollar rate plus 3.5%, due in May 2006

Term loans, variable rate interest at LIBOR plus 6% plus 2% principal in kind (9.38% at February 28, 2003) (starting March 1, 2003 interest becomes LIBOR plus 10%),quarterly payments of principal and interest
  through May 2003                                                                     --          239,607

Notes payable, LIBOR plus 6% plus 2% principal in kind (9.38% at
  February 28, 2003) (starting March 1, 2003 interest becomes LIBOR plus 10%), monthly payments of principal and interest through August
  2006                                                                                 --            4,033

Term loan, interest at 10.44%, monthly payments of principal and interest
  through March 29, 2007                                                              7,955         14,289

Long-term vendor financing, variable rate interest at LIBOR plus 6% plus
2% principal in kind (9.38% at February 29, 2004) (starting March 1,
2003 interest becomes LIBOR plus 10%)                                                 1,332          3,614

Other term loans                                                                      9,039          9,787
Capital leases                                                                        4,577          4,528
                                                                                  ---------      ---------
                                                                                    308,433        303,858
Current maturities of long-term obligations                                         (11,580)      (285,403)
                                                                                  ---------      ---------
Total long-term obligations                                                       $ 296,853      $  18,455
                                                                                  =========      =========




                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


At February 29, 2004 scheduled maturities of long-term debt areas follows:




Debt obligations:
  2005                                               $9,125
  2006                                                5,155
  2007                                               72,223
  2008                                                1,600
  2009                                                  753
  Thereafter                                        215,000
                                                   --------
                                                   $303,856
                                                   ========


Capital leases (net of interest):
  2005                                               $2,455
  2006                                                1,315
  2007                                                  543
  2008                                                   85
  2009                                                   79
  Thereafter                                            100
                                                     ------
                                                     $4,577
                                                     ======

         The Company was in default of its Fixed Charge Coverage Ratio with PNC Bank, under its revolving credit facility at February 29, 2004. Paying off all obligations related to PNC BANK cured the default. The source of the payoff, were funds obtained on May 13, 2004, when Evergreen International Aviation, Inc., and certain of its subsidiaries entered into a financing arrangement and refinanced its PNC Revolver. The new financing arrangement is a three-year senior secured credit facility with Wells Fargo Foothill, part of Wells Fargo & Company (NYSE: WFC), and Ableco Finance LLC. The new credit facility (the "New Credit Facility") consists of a $50,000 revolving loan, subject to a borrowing base based on eligible receivables and eligible inventory, and a $50,000 term loan and is collateralized by substantially all of the assets of the Company and its domestic subsidiaries, other than those subsidiaries that operate the Company's agricultural business. Approximately $83,000 was funded at closing and used to prepay and terminate the Company's PNC Revolver, as Administrative Agent, and to pay certain related transaction costs. The new agreement has interest rates of LIBOR plus 5.5% or the prime rate plus 3.0% on the term debt and interest rates of LIBOR plus 3.0% or the prime rate plus 0.5% on the revolving credit facility and is due in May 2007. Under the terms of the $50,000 term loan, the Company is required to repay in consecutive monthly installments, commencing on June 1, 2004 and continuing on the first day of each month thereafter until paid in full, each in a principal amount equal to $542.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

         The new debt as well as repayment of the old facility creates a new schedule of maturities of long term debt as follows:


                                  Before                   After
Total debt obligations:        May 13,2004              May 13,2004
                           ---------------------    ---------------------
  2005                                  $10,799                  $15,674
  2006                                    8,609                   11,909
  2007                                   79,656                    8,564
  2008                                    1,684                   66,809
  2009                                      561                      561
  Thereafter                            215,087                  215,087
                           ---------------------    ---------------------
                                       $316,396                 $318,604
                           =====================    =====================

         The Company is subject to various covenants under this new debt agreement. These covenants include a requirement to at all times maintain undrawn availability of not less than $5,000 on the revolving line, a minimum threshold measuring consolidated EBITDA, a ratio requiring a minimum fixed charge coverage and a limit on capital expenditures of $75,000 provided $10,000 is funded by indebtedness other than revolving credit advances. If Aviation or its restricted subsidiaries violates these covenants and are unable to obtain waivers from the lenders or noteholders, its debt under these agreements would be in default and could be accelerated by the lenders or noteholders. Cross default provisions exist in the indenture governing the Notes whereby a default on the Notes would occur if an event of default under issues of indebtedness of Aviation, any subsidiary guarantor or other significant subsidiary having an outstanding principal amount of $10,000 or more in the aggregate for all such issues of all such persons and such default causes the holder to declare the indebtedness due and payable prior to its stated maturity and such indebtedness is not discharged in full or such acceleration is not rescinded or annulled within 30 days.

         In connection with the new financing arrangement, Evergreen Aircraft Sales & Leasing Co. amended its existing WCMA Loan Agreement with Merrill Lynch Business Financial Services, Inc. The amendment conforms the financial covenants in the loan agreement to the financial covenants in the new credit facility.

         In addition on May 13, 2004, when Evergreen International Aviation, Inc. and certain of its subsidiaries entered into a new financing arrangement with Wells Fargo Foothill and refinanced its existing PNC Revolver, the remaining unamortized balance of deferred financing costs relating to the PNC Revolver of $4,293 was written off and charged to expense.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

6. INCOME TAXES

         The components of the Company's income tax benefit (expense) for the years ended February 29, 2004 and February 28, 2003 and 2002 are as follows:
2004 2003 2002

                        2004           2003          2002
                   -------------  -------------  -------------
       Current:
       Federal             --          ($2,339)       $4,226
       State               231            (274)          768
                   -------------  -------------  -------------
                           231          (2,613)        4,994
                   -------------  -------------  -------------

       Deferred:
       Federal            (745)         20,057        (9,594)
       State              (321)          2,360        (1,820)
                   -------------  -------------  -------------
                        (1,066)         22,417       (11,414)
                   -------------  -------------  -------------
       Total             ($835)        $19,804       ($6,420)
                   =============  =============  =============


         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at February 29, 2004 and February 28, 2003 are presented below:

                                                   2004             2003
                                                ----------       ----------
Deferred tax assets, current:
  Accounts receivable                               $4,736           $4,103
  Other                                              7,219            6,341
                                                ----------       ----------
    Total deferred tax assets, current              11,955           10,444
                                                ==========       ==========

Deferred tax liabilities, noncurrent
  Net operating loss carryforwards                  31,506           17,901
  Alternative minimum tax credit carryforwards      10,528           12,983
  Property and equipment                          (146,339)        (136,279)
  Other                                             (1,535)            --
                                                 ----------       ----------
    Total deferred tax liabilities, noncurrent   ($105,840)       ($105,395)
                                                 ==========       ==========


         The Company's effective tax rate for the years ended February 29, 2004 and February 28, 2003 and 2002 differs from the federal statutory tax due primarily to the following:

                                        2004          2003            2002
                                      --------      ---------       ---------
Tax (benefit) expense computed
 at statutory rate                    $(1,838)       $ 17,548       $ (6,410)
State income taxes,
 net of federal effect                   (223)          2,064           (762)
Other (1)                                1,226            192             752
                                       -------       --------       ---------
  Income tax (benefit) expense         $ (835)       $ 19,804       $ (6,420)
                                       =======       ========       =========

(1) Other is comprised of permanent differences, predominately meals, entertainment, fines and other penalties.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


         Business tax credits and the related valuation allowance of approximately $1,100 were netted at February 28, 2002 because such credits are not expected to be realized.

         At February 29, 2004 and February 28, 2003, the Company had federal income tax net operating loss carryforwards of $85,705 and $71,827 respectively. At February 29, 2004 and February 28, 2003, the Company had state income tax net operating loss carryforwards of $31,466 and $25,033 respectively. These net operating loss carryforwards expire in the years 2007 through 2024. During the year ended February 29, 2004 and February 28, 2003, the Company reduced its taxes currently payable by $0 and $16,179 respectively from the utilization of net operating loss carryforwards. The Company has an alternative minimum tax
(AMT) credit available of $10,528 at February 29, 2004 and February 28, 2003 which is available to offset future regular taxes that are in excess of future alternative minimum taxes. Under current tax law, the carryforward period for the AMT credit is unlimited.

7. EMPLOYEE BENEFIT PLANS

         Effective March 1, 2002, we amended our Cash or Deferred Savings Plan and established the Evergreen Savings and Retirement Plan (the "Plan"). We transferred the assets of the Evergreen Pension Plan and The Evergreen Profit Sharing Plan effective March 15, 2002 into the Plan, whereby the Evergreen Savings and Retirement Plan was the sole surviving plan.

         The Plan is a defined contribution plan covering all full-time employees of the Company who have been credited with one year of service, are age 21 or older, are not covered by a collective bargaining agreement, and are not a temporary employee. Under the Plan, we match 50% of the first 8% of base compensation that a participant contributes to the Plan. We also make a basic contribution equal to 4% of the annual compensation of each participant who has completed the minimum required hours of service during the Plan year. We may make additional discretionary contributions at the option of the Board of Directors.

         The Company contributed $3,981, $3,815 and $3,400 for the years ended February 29, 2004, February 28, 2003 and 2002, respectively. We made no discretionary contributions to the Plan for the years ended February 29, 2004, February 28, 2003 and 2002.

         Participants direct the investment of their contributions and the employer contributions into various investments options offered by the Plan. Participant contributions in the plan vest immediately. Plan participants accrue employer benefits at the completion of two years of service, at which time the participants are 20% vested. Additional vesting occurs at a rate of 20% per year until fully vested.

8. COMMITMENTS

         The Company leases aircraft, land, buildings and equipment under cancelable and noncancelable arrangements through third party and related party entities. Nine of the Company's helicopters and turbo prop aircraft are leased under operating leases ranging from six to ten years. Eight of these aircraft include options to purchase the aircraft at anniversary dates ranging from three to five years. In the event of early termination of these leases, the Company has guaranteed future lease commitment buyouts of approximately $8,376 as of February 29, 2004. The Company also leases a Gulfstream G-IV under an operating lease which includes an option to purchase the aircraft at the fifth anniversary of the lease arrangement at its fair value at this time. In the event of early termination, the Company has guaranteed a future lease commitment buyout of approximately $9,182 as of February 29, 2004.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

         Four of the Company's aircraft engines are leased under operating leases that include termination guarantees of approximately $5,638 as of February 29, 2004. Rental commitments under noncancelable operating leases having an original term of one year or more at February 29, 2004 are as follows:

      Fiscal           Related          Other         Total
                        Party
      ------         -------------  -------------- -------------
       2005                $5,831         $14,709       $20,540
       2006                 2,040           9,733        11,773
       2007                   565           6,887         7,452
       2008                     0           4,676         4,676
       2009                     0           3,732         3,732

Thereafter                      0           6,595         6,595
                     -------------  -------------- -------------
                           $8,436         $46,332       $54,768
                     =============  ============== =============

         In addition, the Company leases aircraft and engines under short-term agreements on an as needed basis.

         Total rental expense for the years ended February 29, 2004, and February 28, 2003 and 2002 was $39,436, $33,150 and $28,751 respectively, including related party rentals (see Note 11).

9. CONTINGENCIES

         On September 19, 2001, we instituted proceedings in the United States District Court for the District of Oregon against Asiana Airlines ("Asiana") to recover certain amounts owed to us pursuant to a freighter service agreement with Asiana, which began January 28, 2000 and expired February 28, 2003. The agreement required us to provide the aircraft (B747), crew, maintenance and insurance. Asiana was required to pay all other costs incurred in the performance of the contract. The contract provided for minimum payments based on guaranteed block hour utilization as defined in the agreement. On August 28, 2001, Asiana paid us block hour utilization for the first week of September and gave notice that no further payments would be made. Asiana did not reimburse us for certain costs that we incurred during performance under the terms of the contract. We completed the mission in progress and returned the aircraft to the United States. Since the agreement was in force until February 28, 2003 and Asiana ceased minimum payments without notice, we sought damages to compensate us for the revenue that would have been earned had Asiana continued to meet its contractual obligations. On February 28, 2003, a jury returned a verdict of US $16.6 million in our favor against Asiana. On April 22, 2003, the court denied our motion for prejudgment interest. On April 28, 2003, the court entered judgment in our favor in the amount of $16.6 million. On May 2, 2003, Asiana moved to stay the execution of the judgment pending hearing on post-judgment motions. On May 5, 2003, the court granted the stay of execution, as of the date Asiana posts sufficient bond. In May 2003, Asiana posted a cash bond in the amount US $17.4 million. An order denying Asiana's post-judgment motions and awarding us $38,053 in costs was entered on September 26, 2003. On October 24, 2003 Asiana filed a notice of appeal. The court ordered a settlement assessment conference for December 18, 2003 which was recorded and conducted on January 5, 2004 at which time it was determined that further settlement discussions were not likely to be fruitful and that the briefing schedule stood as issued. Briefing on the appeal began on February 23, 2004. We filed our answer brief to affirm the judgment on April 7, 2004. Asiana's reply was filed on May 10, 2004. The Ninth Circuit Court of Appeals has not yet scheduled an oral argument. Since the agreement was in force until February 28, 2003 and Asiana ceased making minimum payments without notice, the Company believes it is entitled to the revenue, which it would have earned had Asiana continued to meet its contractual obligation. At February 28, 2003, the Company had recorded an account receivable of $27,169. This amount was fully reserved and no income was recorded for this program since Asiana ceased making


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

payments. During fiscal year 2004, the account receivable of $27,169 was written off against the fully reserved balance resulting in no change to the net receivables and no income effect.

         On February 11, 2003, Tridair Repair and Manufacturing, Inc. filed a complaint against us alleging, among other things, fraud and breach of contract (California Action) related to an aircraft salvage contract. After Tridair transferred its litigation rights to an entity named Diversified Aero Asset Management, Inc. (which also sued Evergreen Air Center in the same court for similar claims), Diversified amended its complaint to include Tridair. Diversified seeks $10,600 plus the fair market value of the parts. We filed a motion to dismiss, or in the alternative, to transfer the case to court in Arizona. The California Action was dismissed, and the parties filed competing claims on the same matters in Arizona court. The Arizona court actions are in the initial pleading stages. Discovery is continuing and trial is scheduled for November 30, 2004. We believe we have meritorious defenses to the allegations in the complaint and intend to defend the case vigorously.

         On or around May 22, 2003, Bank of America Securities LLC filed suit for the State of North Carolina against Evergreen International Aviation and certain of its subsidiaries. The complaint alleges claims for breach of contract and quantum meruit, arising out of the agreements with the plaintiff to act as our financial agent and payment of related fees. The damages were unspecified and we retained local counsel. On March 29, 2004 we filed our Opening Brief. Oral arguments are expected to be set for mid to late June 2004. We believe we have meritorious defenses to the allegations in the complaint and intend to defend the case vigorously. The Company is a party to certain legal proceedings and claims that arise in the ordinary course of business. While the results of these matters cannot be predicted with certainty, management believes, based on its examination of such matters, experience to date and discussion with legal counsel, that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

10. EFFECT OF THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001

         Immediately following the terrorist attacks on September 11, 2001 the FAA closed the United States airspace. The Company resumed operations on September 14, 2001 after the FAA order was rescinded. During the period in which the flight operations were suspended, the Company experienced contract revenue losses and incurred incremental expenses associated with crew and aircraft repositioning and added security measures.

         In September 2001 the Company filed a claim for $22,100 under the Air Transportation Safety and System Stabilization Act, which provides direct compensation to the U.S. airlines for direct and incremental losses that resulted from the terrorist attacks for the period September 11,2001 through December 31, 2001. In May 2002 an amended claim for $15,100 was filed. In September 2001, the federal government paid the Company $7,200 as an initial payment of the claim under the Air Transportation Safety and System Stabilization Act. No further payments have been received. Payment of the balance of the claim is dependent upon finalization of the Department of Transportation (DOT) rules and guidelines related to the audit of the claims that have been filed by the airlines. Since payment of claims under the Act are subject to a DOT audit, there can be no assurances that the balance will be paid by the DOT or, that upon the audit of the claim, the DOT will not seek to recover amounts already paid to the Company. Accordingly, the Company has not recorded a receivable in their 2004 financial statements.

11. RELATED PARTY TRANSACTIONS

Transactions under Mr. Delford M. Smith's employment agreement

         On May 16, 2003, the Company completed a $215,000 debt offering and borrowed $72,100 under a new revolving credit facility (see note 5.) In conjunction with the completion of the new financing arrangement, the Company paid its Chief Executive Officer, Mr. Delford M. Smith ("Mr. Smith"), a one-time bonus in the amount of


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

$4,000. This expense was recognized in selling, general and administrative expenses. Also on May 16, 2003, the Company entered into an employment agreement (the "agreement") with Mr. Smith. Pursuant to this agreement, Mr. Smith will serve as the Company's Chief Executive Officer and Chairman of the Board. The agreement provides for compensation at the rate of $3,000 per year. The term of Mr. Smith's agreement is five years from the completion of the refinancing (May 16,2003) and is automatically extended each day so that the remaining term is always five years. Upon Mr. Smith's termination under certain circumstances as defined in the agreement, Mr. Smith will be paid five times his base annual compensation plus an amount equal to five times the average of the annual bonus paid to him in the five years immediately preceding the termination. Such payment will only be made upon approval of two-thirds of the directors then in office, other than Mr. Smith. Pursuant to the agreement, the board may, in its discretion, grant Mr. Smith annual bonuses, provided, however, that the amount of such bonuses shall be used solely (i) to satisfy any of Mr. Smith's or his affiliates obligations to Holdings or its subsidiaries or (ii) to satisfy any taxes payable by Mr. Smith as a result of the receipt of such bonus or the satisfaction of such obligations. The agreement was entered into concurrent with Mr. Smith's execution of certain promissory notes to us to provide for repayment of existing indebtedness, (see Note 13), "Subsequent Events."

INDEBTEDNESS OF MR. DELFORD M. SMITH AND AFFILIATED ENTITIES

         As of February 29, 2004 and February 28, 2003, entities owned or controlled by Mr. Smith owed the Company approximately $15,300 and $18,150, respectively, (including $600 owed to the Trust Created February 25, 1986). The majority of this debt is evidenced by several promissory notes which bear interest at the rate of 4% per annum. Annual installments of principal and interest total approximately $2,000. Each note is due and payable on March 31, 2013. Each note is secured by a pledge of Mr. Smith's interest in the trust that owns approximately 2.7 million shares of common stock of Evergreen Holdings, Inc. The receivable of $15,300 owed by these affiliated entities to the Company at February 29, 2004 is net of accounts payable of $1,738 not evidenced by promissory notes, and a note payable of $739 evidenced by a signed promissory note bearing interest at 6%.

LEASE TRANSACTIONS

         The Company rents aircraft and buildings under operating leases from entities owned or controlled by Mr. Smith. Rent expense for these leases amounted to $7,298, $5,426, and $6,214 for the years ended February 29, 2004, and February 28, 2003, and 2002, respectively.

PURCHASE TRANSACTIONS

         Our agricultural business segment sells bulk hazelnuts to wholesalers and distributors, produces hazelnut products, sell pinot noir grape juice and wine, and sells bulk pinot noir grapes to wineries. During fiscal 2004, the Company purchased $197 in pinot noir grapes from our Chairman, Mr. Delford M. Smith. During fiscal 2003, the Company purchased hazelnuts and pinot noir grapes grown on and produced on Mr. Smith's properties totaling approximately $600 and $1,000, respectively. During fiscal 2002, the Company purchased hazelnuts grown on Mr. Smit's properties totaling $1,600.

OTHER RELATED PARTY TRANSACTIONS

         During fiscal years 2004, 2003 and 2003, the Company had sales of $11, $99 and $19 with various related-party affiliates.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

OWNERSHIP INTEREST IN AIRCRAFT

         In addition, Mr. Smith has a one-third ownership interest in a certain B747 aircraft of which the Company has the remaining two-thirds interest. His share of the income for the one-third ownership interest being leased to the Company was $1,116, $962 and $879, respectively for the years ended February 29 2004, and February 28, 2003 and 2002.

NOTES RECEIVABLE FROM AFFILIATES AND NOTES PAYABLE TO AFFILIATES

         Notes receivable from affiliates and Notes payable to affiliates at February 29, 2004 and February 28, 2003 consisted of the following:

                                                                     2004               2003
                                                                -------------      ------------
Notes receivable from Ventures Holdings, Inc.
(an entity controlled by the Company's majority shareholder)
due in annual installments totaling $1,134
beginning March 31, 2004 including interest of 4%                    $10,672            $10,365

Notes receivable from Ventures Acquisitions Company LLC
(an entity controlled by the Company's majority shareholder)
due in annual installments totaling $146
beginning March 31, 2004 including interest of 4%                      1,233              1,198

Notes receivable from the controlling shareholder due in ten annual installments totaling $802 beginning March 31, 2004
including interest of 4%                                               5,094              4,948

Notes receivable from the controlling shareholder due in
annual installments equal to the earnings distributed on
aircraft N471, including interest of 8%                                  602              1,639

Note payable to Ventures Acquisitions Company LLC
(an entity controlled by the Company's majority shareholder)
due in monthly installments of $108
including interest of 6%                                               (739)               --

                                                                -------------      -------------
                                                                     $16,863            $18,150
                                                                =============      =============


Evergreen Aviation Museum

         The Company owns a collection of vintage aircraft and a 120,000 square foot Evergreen Aviation Museum building on approximately 84.2 acres in McMinnville, Oregon. The Company leases this building and land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a non-profit corporation. The initial lease term is for 25 years, with a nominal rental payment obligation of one dollar per year. Over the past four years to


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

cover start-up, payroll and operational expenses, the Company made a series of loans to the Evergreen Aviation Museum, and on February 28, 2003, we forgave these loans in the amount of $716.

12. BUSINESS SEGMENTS

         The Company has adopted SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, which requires disclosure of financial information about the Company's reportable operating segments. The operating segments reported below are based on the nature of the services and products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were transfers between segments in the periods presented.

         The following are distinct operating segments of the Company:

         o EIA engages primarily in international long-range and domestic short range cargo operations, as well as air freight brokerage services.

         o EAGLE provides mail handling, hub management, aircraft handling, cargo loading and unloading, and terminal services.

         o EAC performs required Federal Aviation Administration (FAA) inspections, scheduled and unscheduled maintenance and repairs, light engine maintenance, stripping and painting, aircraft storage and complete airframe overhauls of commercial aircraft at an Unlimited Repair Station.

         o EHI provides flight services throughout the world in markets including international peacekeeping and health operations, agriculture, oil exploration and development, and forest control and provides aircraft maintenance and repair services.

         o EASL includes aircraft and parts brokerage operations.

         o Other includes farming and nursery production and vintage aircraft restoration and one active foreign subsidiary.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


         Based on the location of the consumer, the Company revenues are derived from the United States and throughout the world. As of February 29, 2004, all material long-lived assets are located in the United States.


                                                Fiscal Year End
                                                ---------------
                                       2004           2003           2002
                                    ---------      ---------      ---------
                                                                (as restated
                                                                 see note 14)
Operating Revenues:
  EIA                               $ 350,016      $ 374,486      $ 267,446
  EAGLE                               100,407        129,724        122,287
  EHI                                  39,343         35,163         28,064
  EAC                                  31,864         23,938         20,134
  EASL                                  7,010          5,274          5,733
  OTHER                                 6,994          5,750          4,043
                                    ---------      ---------      ---------
     Total                          $ 535,634      $ 574,335      $ 447,707
                                    =========      =========      =========

Inter-company revenues: *
  EIA                               $   9,036      $   4,605      $   7,756
  EAGLE                                 1,936          3,079          4,437
  EHI                                   1,813          1,164          1,895
  EAC                                  26,238         26,827         14,125
  EASL                                  4,448          5,171          4,849
  OTHER                                   306             67             71
                                    ---------      ---------      ---------
     Total                          $  43,777      $  40,913      $  33,133
                                    =========      =========      =========

Income from operations:
  EIA                               $  35,898      $  61,028      $   3,765
  EAGLE                                (2,332)        15,943         11,353
  EHI                                  (7,438)           759            116
  EAC                                   5,022          2,920           (177)
  EASL                                 (2,444)         2,300          2,267
  OTHER                                (2,541)        (1,309)        (1,838)
                                    ---------      ---------      ---------
     Total                          $  26,165      $  81,641      $  15,486
                                    =========      =========      =========

Interest expense, net:
  EIA                               $  34,498      $  29,875      $  33,363
  EAGLE                                   339            520            616
  EHI                                     (16)            28             40
  EAC                                      (5)           (23)            67
  EASL                                   --              118            138
  OTHER                                    24             58             73
                                    ---------      ---------      ---------
     Total                          $  34,840      $  30,576      $  34,297
                                    =========      =========      =========

* Amounts are eliminated in consolidation.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


                                                   Fiscal Year End
                                                   ---------------
                                           2004          2003        2002
                                         ---------    ---------    --------
                                                                 (as restated
Depreciation and amortization                                    see note 14)
  of property and equipment:
  EIA                                    $ 52,926     $ 55,474     $ 54,253
  EAGLE                                     2,483        2,677        2,302
  EHI                                       4,892        5,262        3,320
  EAC                                       1,057        1,048        1,199
  EASL                                        155          165          707
  OTHER                                       456          416          419
                                         --------     --------     --------
     Total                               $ 61,969     $ 65,042     $ 62,200
                                         ========     ========     ========

Capital expenditures:
  EIA                                    $ 45,827     $ 46,280     $ 43,394
  EAGLE                                     1,485        2,865        1,440
  EHI                                      12,477       10,029        9,316
  EAC                                       2,148        1,129          549
  EASL                                       --              6            7
  OTHER                                       415          517          628
                                         --------     --------     --------
     Total                               $ 62,357     $ 60,826     $ 55,334
                                         ========     ========     ========

Total assets:
  EIA                                    $513,113     $521,367     $539,863
  EAGLE                                    48,588       64,040       55,296
  EHI                                      64,302       53,579       47,341
  EAC                                      16,503       17,250       15,555
  EASL                                      7,676        7,315        5,495
  OTHER                                    28,553       28,551       26,787
                                         --------     --------     --------
     Total                               $678,735     $692,102     $690,337
                                         ========     ========     ========

Operating revenues by geographic area:
  United States of America               $473,258     $510,640     $361,296
  Foreign                                  62,376       63,695       86,411
                                         --------     --------     --------
     Total                               $535,634     $574,335     $447,707
                                         ========     ========     ========


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


13. SUBSEQUENT EVENTS


         On March 26, 2004, Mr. Smith was granted a $2,900 bonus by the board of directors in accordance with his employment agreement (see Note 11), from which $2,100 was used to satisfy $1,400 in principal and $700 in interest on his affiliated obligations to Holdings and its subsidiaries and $800 was used to satisfy the taxes payable by Mr. Smith which resulted from the granting of the bonus. This bonus was recorded to selling, general and administrative expense in the first quarter of fiscal year 2005.

         On May 13, 2004, EA completed a refinancing of its revolving credit facility. The new credit facility consists of a $50,000 revolving loan, subject to a borrowing base based on eligible receivables and eligible inventory, and a $50,000 term loan (see Note 5.)

14. RESTATEMENT

         The Company received $7,200 as an initial payment of its claim under the Air Transportation Safety and System Stabilization Act. Subsequent to the issuance of the Company's fiscal year 2002 consolidated financial statements, the Company's management determined that the $7,200 initial payment of the claim received under the Air Transportation Safety and Stabilization Act should have been recorded as a separate line item in operating expenses within its consolidated statement of operations for the year ended February 28,2002. As previously reported, this amount was included in support services and other, a component of operating revenues. As a result, the accompanying consolidated statement of operations for the year ended February 28, 2002 has been restated from amounts previously reported. The correction of this error reduced operating revenues and operating expenses by $7,200; however, it had no effect on net loss for the year ended February 28, 2002 as previously reported.

15. GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

         The Company's payment obligations under the 12% Senior Subordinated Notes due 2010 are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc. and Foreign Subsidiaries (together, the "Non-Guarantor Subsidiaries").

         Subsidiary financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries". Balance sheet data is presented as of February 29, 2004 and February 28, 2003. Statement of operations and statement of cash flows data are presented for the years ended February 29, 2004 and February 28, 2003 and 2002.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


         Investments in subsidiaries are accounted for by Evergreen Holdings, Inc. ("Parent Company"), and Guarantor Subsidiaries using the equity method of accounting. Net income of Guarantor and Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company's and Guarantor Subsidiaries' investments in and advances to (from) subsidiaries. Net income of the Guarantor and Non-Guarantor Subsidiaries is reflected in Guarantor Subsidiaries and Parent Company as equity in consolidated subsidiaries. The elimination entries eliminate investments in Other Subsidiaries and inter-company balances and transactions for consolidated reporting purposes.

         Presented below is the consolidated condensed financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for Trust Created February 25, 1986 is presented separately as the Company owns less than 100% of this Guarantor.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


Supplemental Consolidating Statement of Operations


                                                                           Fiscal 2004
                                                                           -----------
                                                                                 Non Wholly
                                                                   100% Owned      Owned
                                           Holdings    Evergreen    Guarantor    Guarantor       Non                  Consolidated
                                           (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                          ---------------------------------------------------------------------------------------
Operating revenues ....................   $    --      $  12,786    $ 551,829    $   7,496    $   7,300    $ (43,777)   $ 535,634
Operating expenses ....................        --          4,786      457,040          373        7,890      (34,541)     435,548
Selling, general and administrative ...          26       20,632       60,439         --          1,860       (9,036)      73,921
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from operations .........         (26)     (12,632)      34,350        7,123       (2,450)        (200)      26,165

Interest expense ......................         609       (1,186)     (33,129)      (1,110)         (24)        --        (34,840)
Other income (expense), net ...........        --           --          4,286         --            100         --          4,386
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest,
  income taxes and equity in earnings .         583      (13,818)       5,507        6,013       (2,374)        (200)      (4,289)
Equity in earnings of subsidiaries ....      (5,153)       4,903         --           --           --            250         --
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
(Loss) income before minority interest
  and income taxes ....................      (4,570)      (8,915)       5,507        6,013       (2,374)          50       (4,289)

Minority interest .....................        --         (1,116)        --           --           --           --         (1,116)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes .....      (4,570)     (10,031)       5,507        6,013       (2,374)          50       (5,405)

Income tax benefit (expense) ..........        --          4,911       (5,085)        --            933           76          835
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net (loss) income .....................   $  (4,570)   $  (5,120)   $     422    $   6,013    $  (1,441)   $     126    $  (4,570)
                                          =========    =========    =========    =========    =========    =========    =========









                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


Supplemental Consolidating Statement of Operations



                                                                           Fiscal 2003
                                                                           -----------
                                                                                 Non Wholly
                                                                   100% Owned      Owned
                                           Holdings    Evergreen    Guarantor    Guarantor       Non                  Consolidated
                                           (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                          ---------------------------------------------------------------------------------------
Operating revenues ....................   $    --      $   4,306    $ 596,839    $   7,987    $   7,136    $ (41,933)   $ 574,335
Operating expenses ....................        --           --        459,589          330        5,184      (35,138)     429,965
Selling, general and administrative ...         575       10,248       54,837         --          2,648       (5,579)      62,729
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from operations .........        (575)      (5,942)      82,413        7,657         (696)      (1,216)      81,641

Interest expense ......................        --           (253)     (28,559)      (1,706)         (58)        --        (30,576)
Other income (expense), net ...........        --           --             46         --          1,462         --          1,508
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest,
  income taxes and equity in earnings .        (575)      (6,195)      53,900        5,951          708       (1,216)      52,573
Equity in earnings of subsidiaries ....      28,646       38,326         --           --           --        (66,972)        --
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest
  and income taxes ....................      28,071       32,131       53,900        5,951          708      (68,188)      52,573

Minority interest .....................        --           (962)        --           --           --           --           (962)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes .....      28,071       31,169       53,900        5,951          708      (68,188)      51,611

Income tax (expense) benefit ..........       3,736         --        (22,774)        --           --           (766)     (19,804)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) .....................   $  31,807    $  31,169    $  31,126    $   5,951    $     708    $ (68,954)   $  31,807
                                          =========    =========    =========    =========    =========    =========    =========









                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


Supplemental Consolidating Statement of Operations



                                                                           Fiscal 2002
                                                                           -----------
                                                                                 Non Wholly
                                                                   100% Owned      Owned
                                           Holdings    Evergreen    Guarantor    Guarantor       Non                  Consolidated
                                           (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                          ---------------------------------------------------------------------------------------
Operating revenues                       $   1,827    $   4,461    $ 460,475    $   8,040    $   6,036    $ (33,132)   $ 447,707
Operating expenses                            --           --        396,796          611        5,396      (31,994)     370,809
Selling, general and administrative             83        6,061       45,465         --          1,007         --         52,616
Impairments and unusual charges - net         --           --          6,982        9,018         --           --         16,000
Claim under Air Transportation Safety
  and System Stabilization Act                --           --         (7,204)        --           --           --         (7,204)
                                         ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from operations                1,744       (1,600)      18,436       (1,589)        (367)      (1,138)      15,486

Interest expense                              (733)        (510)     (30,879)      (2,102)         (73)        --        (34,297)
Other income (expense), net                   --           --            836         --           --           --            836
                                         ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest
  income taxes and equity in earnings        1,011       (2,110)     (11,607)      (3,691)        (440)      (1,138)     (17,975)
Equity in earnings of subsidiaries         (13,445)     (11,729)        --           --           --         25,174         --
                                         ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest
  and income taxes                         (12,434)     (13,839)     (11,607)      (3,691)        (440)      24,036      (17,975)
Minority interest                             --           (879)        --             (0)        --           --           (879)
                                         ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes          (12,434)     (14,718)     (11,607)      (3,691)        (440)      24,036      (18,854)

Income tax benefit (expense)                  --            811        5,093         --            715         (199)       6,420

                                         ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)                        $ (12,434)   $ (13,907)   $  (6,514)   $  (3,691)   $     275    $  23,837    $ (12,434)
                                         =========    =========    =========    =========    =========    =========    =========











                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


Supplemental Consolidating Balance Sheet


                                                                           Fiscal 2004
                                                                           -----------
                                                                                   Non Wholly
                                                                      100% Owned      Owned
                                              Holdings    Evergreen    Guarantor    Guarantor      Non                 Consolidated
                                              (Parent)     (Issuer)   Subsidiaries Subsidiaries Guarantors Eliminations   Total
                                            ---------------------------------------------------------------------------------------
Assets
 Current assets:
   Cash and cash equivalents .............   $    --      $   1,001   $   2,723    $    --     $     347   $    --      $   4,071
   Accounts and assets receivable, net ...        --             13      37,485         --         1,148        --         38,646
   Other current assets ..................         836       10,292      18,514         --         7,103        (324)      36,421
   Total current assets ..................         836       11,306      58,722         --         8,598        (324)      79,138
                                             ---------    ---------   ---------    ---------   ---------   ---------    ---------
   Properties, net .......................       1,753        3,744     492,803       12,105      37,078      (2,086)     545,397
   Notes receivable ......................      13,738          155         872         --           798        --         15,563
   Investment in subsidiaries ............     207,249      233,560        --           --          --      (440,809)        --
   Other assets including goodwill .......        --         17,628      13,896        1,241       5,872        --         38,637
                                             ---------    ---------   ---------    ---------   ---------   ---------    ---------
Total assets .............................   $ 223,576    $ 266,393   $ 566,293    $  13,346   $  52,346   $(443,219)   $ 678,735
 Liabilities and stockholders' equity ....   =========    =========   =========    =========   =========   =========    =========

 Current liabilities:
   Accounts payable ......................   $    --      $   6,682   $  35,734    $    --     $     788   $    --      $  43,204
   Current portion long-term debt ........        --             66       5,652        5,059         803        --         11,580
   Accrued liabilities ...................        --          5,366      14,621         --            94        --         20,081
   Accrued Interest ......................        --          7,727        --           --             8        --          7,735
   Income taxes payable ..................        --             64       2,318         --            95        --          2,477

                                             ---------    ---------   ---------    ---------   ---------   ---------    ---------
   Total current liabilities .............        --         19,905      58,325        5,059       1,788        --         85,077
   Long-term debt and capital leases .....      74,076       61,338     132,946        2,898      25,595        --        296,853
   Deferred income taxes .................     (41,364)       2,937     142,554         --         1,713        --        105,840
   Other liabilities .....................        --           --        (4,698)       4,799        --          --            101
 Stockholders' equity ....................     190,864      182,213     237,166          590      23,250    (443,219)     190,864
                                             ---------    ---------   ---------    ---------   ---------   ---------    ---------
Total liabilities and stockholders' equity   $ 223,576    $ 266,393   $ 566,293    $  13,346   $  52,346   $(443,219)   $ 678,735
                                             =========    =========   =========    =========   =========   =========    =========










                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)



Supplemental Consolidating Balance Sheet




                                                                           Fiscal 2003
                                                                           -----------
                                                                                   Non Wholly
                                                                      100% Owned      Owned
                                              Holdings    Evergreen    Guarantor    Guarantor      Non                 Consolidated
                                              (Parent)     (Issuer)   Subsidiaries Subsidiaries Guarantors Eliminations   Total
                                            ---------------------------------------------------------------------------------------
Cash and cash equivalents ................   $    --      $     854    $   4,714    $    --      $      70   $    --      $   5,638
  Accounts and assets receivable, net ....        --           --         55,022         --            552        --         55,574
  Other current assets ...................        --          4,890       16,514         --         10,572        --         31,976
                                             ---------    ---------    ---------    ---------    ---------   ---------    ---------
  Total current assets ...................        --          5,744       76,250         --         11,194        --         93,188
                                             ---------    ---------    ---------    ---------    ---------   ---------    ---------
  Properties, net ........................       1,777        8,349      496,998       12,479       36,019      (1,886)     553,736
  Notes receivable .......................      14,290        1,034          300        1,639          887        --         18,150
  Investment in subsidiaries .............     212,404      208,153         --           --           --      (420,557)        --
  Other assets including goodwill ........        --          3,205       26,130         --          3,128      (5,435)      27,028
                                             ---------    ---------    ---------    ---------    ---------   ---------    ---------
Total assets..............................   $ 228,471    $ 226,485    $ 599,678    $  14,118    $  51,228   $(427,878)   $ 692,102
                                             =========    =========    =========    =========    =========   =========    =========

Liabilities and stockholders' equity
  Accounts payable .......................   $    --      $   4,375    $  58,920    $    --      $     752   $    --      $  64,047
  Current portion long-term debt .........        --        145,008      135,600        4,702           93        --        285,403
  Accrued liabilities ....................        --          5,624       12,768          124          243        --         18,759
  Accrued Interest .......................        --            201        1,647         --              9        --          1,857
  Income taxes payable ...................       1,204        2,983        1,416         --            617      (4,968)       1,252
                                             ---------    ---------    ---------    ---------    ---------   ---------    ---------
  Total current liabilities ..............       1,204      158,191      210,351        4,826        1,714      (4,968)     371,318
  Long-term debt and capital leases ......      73,195     (108,209)      27,201        7,829       18,439        --         18,455
  Deferred income taxes ..................     (41,362)       5,475      135,880         --          1,046       5,361      106,400
  Other liabilities ......................        --           --         (3,408)       3,903        5,435      (5,435)         495
Stockholders' equity .....................     195,434      171,028      229,654       (2,440)      24,594    (422,836)     195,434
                                             ---------    ---------    ---------    ---------    ---------   ---------    ---------
Total liabilities and stockholders' equity   $ 228,471    $ 226,485    $ 599,678    $  14,118    $  51,228   $(427,878)   $ 692,102
                                             =========    =========    =========    =========    =========   =========    =========





                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)




Supplemental Consolidating Statement of Cash Flows


                                                                           Fiscal 2004
                                                                           -----------
                                                                               Non Wholly
                                                                   100% Owned    Owned
                                           Holdings    Evergreen   Guarantor    Guarantor        Non                  Consolidated
                                           (Parent)     (Issuer)  Subsidiaries Subsidiaries  Guarantors   Eliminations    Total
Net cash provided by (used in)
 operating activities .................   $    --      $  (2,608)   $  53,456    $   8,038    $  (4,074)   $   1,662    $  56,474
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of property, equipment,
   and overhauls ......................        --         (1,731)     (60,145)        --           (476)        --        (62,352
  Proceeds from sale of property &
  equipment ...........................        --          3,750        5,727         --           --            (13)       9,464
  Notes receivable & other assets .....        (880)     (16,940)      11,360        1,035       (2,655)      (1,648)      (9,728)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
 investing activities .................        (880)     (14,921)     (43,058)       1,035       (3,131)      (1,661)     (62,616)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Cash flows from financing activities:
  Proceeds from long term debt ........        --        282,065        1,983         --            443         --        284,491
  Payments on long term debt ..........        --       (116,992)      (2,139)      (6,331)        --           --       (125,462)
  Other financing sources .............         880     (147,396)     (12,234)      (2,742)       7,039           (1)    (154,454)
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
 financing activities .................         880       17,677      (12,390)      (9,073)       7,482           (1)       4,575
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash .......        --            148       (1,992)        --            277         --         (1,567)
Cash, begining of period ..............        --            854        4,714         --             70         --          5,638
                                          ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash, end of period ...................   $    --      $   1,002    $   2,722    $    --      $     347    $    --      $   4,071
                                          =========    =========    =========    =========    =========    =========    =========


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)




Supplemental Consolidating Statement of Cash Flows


                                                                           Fiscal 2003
                                                                           -----------
                                                                               Non Wholly
                                                                 100% Owned     Owned
                                         Holdings    Evergreen   Guarantor     Guarantor      Non                    Consolidated
                                         (Parent)     (Issuer)  Subsidiaries Subsidiaries  Guarantors   Eliminations     Total
Net cash provided by (used in)
 operating activities ...............   $ (17,371)   $  (7,926)   $ 154,391    $   3,834    $     581    $ (33,207)   $ 100,302
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash flows from investing activities:
 Purchases of property, equipment,
  and overhauls .....................        --           (744)     (59,363)        --           (719)        --        (60,826)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Proceeds from sale of property &
 equipment ..........................        --           --          5,722         --          1,758         --          7,480
Notes receivable & other assets .....      17,371      (27,515)      (2,103)       1,795         (690)      12,289        1,147
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
 investing activities ...............      17,371      (28,259)     (55,744)       1,795          349       12,289      (52,199)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash flows from financing activities:
 Proceeds from long term debt .......        --           --            367         --           --           --            367
 Payments on long term debt .........        --           --         (2,759)      (3,608)          63         --         (6,304)
 Other financing sources ............        --         35,476      (98,827)      (2,021)        (997)      20,919      (45,450)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
 financing activities ...............        --         35,476     (101,219)      (5,629)        (934)      20,919      (51,387)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash .....        --           (709)      (2,572)        --             (4)        --         (3,284)
Cash, begining of period ............        --          1,563        7,285         --             74         --          8,922
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash, end of period .................   $    --      $     854    $   4,713    $    --      $      70    $    --      $   5,638
                                        =========    =========    =========    =========    =========    =========    =========






                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)




Supplemental Consolidating Statement of Cash Flows



                                                                           Fiscal 2002
                                                                           -----------
                                                                               Non Wholly
                                                                 100% Owned     Owned
                                         Holdings    Evergreen   Guarantor     Guarantor      Non                    Consolidated
                                         (Parent)     (Issuer)  Subsidiaries Subsidiaries  Guarantors   Eliminations     Total
Net cash provided by (used in)
 operating activities ...............   $ (12,240)   $ (14,360)   $ 107,236    $   2,873    $  (3,991)   $  28,010    $ 107,528
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash flows from investing activities:
 Purchases of property, equipment,
  and overhauls .....................        --            (19)     (41,965)        --         (2,728)       9,018      (35,694)
 Proceeds from sale of property &
  equipment .........................        --           --         10,899         --           --           --         10,899
 Notes receivable & other assets ....      12,240       11,273       10,223        2,529        2,107      (30,412)       7,960
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
 investing activities ...............      12,240       11,254      (20,843)       2,529         (621)     (21,394)     (16,835)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash flows from financing activities:
 Proceeds from long term debt .......        --           --          2,330         --           --           --          2,330
 Payments on long term debt .........        --        (39,850)     (41,646)      (3,558)         (73)        --        (85,127)
 Other financing sources ............        --         43,310      (44,139)      (1,844)       4,689       (6,616)      (4,600)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
 financing activities ...............        --          3,460      (83,455)      (5,402)       4,616       (6,616)     (87,397)
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash .....        --            354        2,938         --              4            1        3,296
Cash, begining of period ............        --          1,209        4,347         --             70         --          5,626
                                        ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash, end of period .................   $    --      $   1,563    $   7,285    $    --      $      74    $       1    $   8,922
                                        =========    =========    =========    =========    =========    =========    =========




                          SUPPLEMENTARY FINANCIAL DATA


         The following table summarizes the Company's unaudited consolidated quarterly results of operations for 2004 and 2003. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.




                                         Fiscal 2004
                                     Three Months Ended
                                       (in thousands)

                               May 31     Aug. 31    Nov. 30     Feb. 29 (1)
  Operating revenues         $137,586    $147,555   $134,161    $116,332
  Income from operations       10,700      16,990     10,049    (11,574)
  Net income (loss)              $435      $7,464       $453   ($12,922)

                                          Fiscal 2003
                                      Three Months Ended
                                         (in thousands)

                               May 31    Aug. 31    Nov. 30      Feb. 28
  Operating revenues         $125,006   $142,821   $161,213     $145,295
  Income from operations       14,799     20,535     25,457       20,850
  Net income                   $4,335     $8,631    $10,745       $8,096




(1) In fiscal year 2004, we had AMC expansion mission requests transporting cargo for delivery to military locations in the Middle East. Current FAA regulations prohibit U.S. carriers from flying into Iraq. In the past, we had transported cargo into neighboring locations from which the cargo was transported over land to its ultimate destination. Due to spoilage and other issues, AMC elected to fly the cargo on its own planes into Iraq directly beginning in the fourth quarter of fiscal year 2004. Due to the decline in this business, we experienced a decline in our operating revenues in the fourth quarter of fiscal year 2004. While we are actively negotiating alternative means of transporting the cargo into the region and working towards obtaining waivers from the FAA, we may not be able to achieve a satisfactory alternative that will allow us to continue to provide this service at previous levels. If AMC elects to continue to fly directly into Iraq or use alternative methods of transportation, we may experience a continued decline in our consolidated operating revenues, which could have a material adverse effect on our operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES

         On March 12, 2003, Evergreen Holdings, Inc. dismissed Deloitte & Touche LLP ("Deloitte & Touche") and engaged PricewaterhouseCoopers LLP ("PwC") as its independent registered public accounting firm for the 2003 fiscal year. The consolidated financial statements of Evergreen Holdings, Inc. and subsidiaries for the year ended February 28, 2002, included in this Annual Report on Form 10-K have been audited by Deloitte & Touche LLP, independent registered public accounting firm, as stated in their report appearing herein, (which report expresses an unqualified opinion and includes explanatory paragraphs, relating to the Company's ability to continue as a going concern and to the restatement described in Note 14).

         As discussed in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K, the Company's difficulties in meeting its loan agreement covenants and its negative working capital position raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 14 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K, the accompanying consolidated statement of operations for the year ended February 28, 2002 has been restated.

         There have been no disagreements with our independent registered public accounting firm on our accounting or financial reporting or auditing scope of procedure that would require our independent registered public accounting firm to make reference to such disagreements in their report on our consolidated financial statements or otherwise require disclosure in this Annual Report on Form 10-K.







ITEM 9A. CONTROLS AND PROCEDURES


OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DISCLOSURE CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 29, 2004. This evaluation included various steps that management undertook in an effort to ensure that information required to be disclosed in the Company's Exchange Act filings is recorded, processed, summarized, and reported within the required time frame. This evaluation also included considerations of the Company's internal controls and procedures for the preparation of the Company's financial statements. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's current controls and procedures require further enhancements to ensure that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. At this time, management has determined that disclosure controls and procedures may not be sufficient to ensure that data errors, control problems or acts of fraud are detected and to confirm that appropriate corrective action, including process improvements, is undertaken.

         In connection with its audit of, and in the issuance of an unqualified report on, the Company's financial statements for the year ended February 29, 2004, PricewaterhouseCoopers LLP advised the Company that it plans to deliver to the Company's disclosure committee a letter identifying deficiencies that existed in the design and operation of our internal controls that it considers to be material weaknesses in the effectiveness of the Company's internal controls pursuant to standards established by the American Institute of Certified Public Accountants. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific internal control components has a defect or defects that could have a material adverse effect on the Company's ability to record, process, summarize and report financial data in the financial statements in a timely manner. The material weaknesses identified by the independent registered accounting firm include the following weaknesses in certain divisions of the Company:

         o Failure to reconcile certain general ledger accounts on a timely and regular basis and lack of management review of certain reconciliations.

         o Inconsistent application of accounting policies, including capitalization policies and procedures for determining unrecorded liabilities.

         o Failure of financial management in certain operating segments to properly supervise personnel, enforce and follow policies and procedures, and perform their assigned duties.

         o Lack of adequately staffed accounting departments.

         In order to review the financial condition and prepare the financial disclosures in this document, management has been responding to recommendations from the Company's current independent registered public accounting firm to properly and accurately account for the financial information contained in this Form 10-K. Detailed validation work was done by internal personnel with respect to all consolidated balance sheet account balances to substantiate the financial information and the related disclosures that are contained in this Form 10-K. Additional analysis was performed on consolidated income statement amounts and compared to prior year amounts for reasonableness.

         Based on this review, management has determined that controls and procedural enhancements should include: (i) quarterly diligence by an appointed disclosure committee; (ii) monthly review of transactional account activity and financial statements by management and (iii) monthly review of selected account balances by management and (iv) monthly reconciliations of certain of its accounts to limit financial statement adjustments. Management is in the process of implementing these enhancements.

         In May, 2004, the Company's principal executive officer and principal financial officer, with the assistance of our current registered public accounting firm, analyzed the facts and circumstances surrounding the quantity and magnitude of the adjusting journal entries within certain subsidiaries at year end. After reviewing the adjusting entries and performing an evaluation of the internal controls within certain subsidiaries, we concluded that, as of the end of such period, the Company's current controls and procedures require further enhancements to ensure that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. At this time, management has determined that disclosure controls and procedures may not be sufficient to ensure that data errors, control problems or acts of fraud are detected and to confirm that appropriate corrective action, including process improvements, is undertaken. After reviewing the adjustments and performing an evaluation of our controls and disclosure procedures, management concurs with our current registered public accountants that improvements to internal controls are needed relating to: (1) establishment of policies and procedures regarding capitalization and amortization of balances, (2) establishment of policies and procedures for recording and processing transactions, (3) establishment of standards to review journal entries, account balances and financial statements.

         Management believes its new controls and procedures will address the deficiencies identified. Management plans to continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate. We have taken the following incremental steps as a result of the aforementioned control deficiencies to ensure that all material information about certain subsidiaries is accurately disclosed in this report include:

         1. Has made, and is in the process of making, appropriate personnel changes;

         2. Enhance policies and procedures for capitalization of all balances into deferred overhauls and construction in progress;

         3. Instituted an additional level of approval for capitalized items;
         and

         4. Strengthened segregation of duties by adding an additional level of review authorization and review of significant transactions.

         In addition, in order to address further the deficiencies described above and to improve our internal disclosure and control procedures for future periods, we will:

         1. Review, and consider selecting and implement enhancements to our current accounting system at certain subsidiaries;

         2. Perform regular detailed analysis of fixed assets and accumulated depreciation accounts by preparing detailed account reconciliations, account analysis' and reviews of significant transactions;

         3. Enhance quarterly accounting review procedures requiring an independent review of material general ledger accounts and reserves;

         4. Require all non recurring journal entries to be reviewed by an independent reviewer;

         5. Establish the internal audit function to conduct audit procedures and control testing in order to ensure procedures for transactional recording, transactional review, segregation of duties and adherence to applicable policies and procedures are followed.

         6. Enhance staffing to provide sufficient resources to accomplish the foregoing objectives.

         These steps will constitute significant changes in internal controls. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, and will take further action as appropriate.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


MANAGEMENT

         The table below sets forth certain information regarding directors and executive officers of Evergreen Holdings, Inc. and its subsidiaries as of February 29, 2004. (1)(2)

Name                          Age      Position
Delford M. Smith(3)      74   Chief Executive Officer and Chairman of the Board
                              of Directors - Evergreen; Chairman of the Board of
                              Directors - EIA, EHII, EHA,EAGLE; Director - Air
                              Center, EAGLE, Equity, Sys-tems LogistiX, EHA,
                              EASL Helicopters and Holdings
Timothy G. Wahlberg(3)   58   Director and President - Evergreen, Holdings, EIA,
                              Helicopters, Equity and Sys-tems LogistiX;
                              Chairman of the Board of the Directors - Air
                              Center and EASL; Director - EAGLE, EHII and EHA
Brian T. Bauer           36   Director - Evergreen; Director and President
                              - EAGLE
Thomas P. Feddersen      41   Director - Air Center; Senior Vice President of
                              Administration - EASL
Timothy F. Hannigan      40   Director - Evergreen
Elsie Henry              63   Director - Air Center
Michael A. Hines         37   Director - Evergreen, Air Center, Helicopters and
                              EHA; Vice President of Material - EIA; Director
                              and President - EASL
John A. Irwin(3)         48   Director,  Chief Financial Officer Treasurer and
                              Vice President of Risk Management - Evergreen;
                              Director and Treasurer - Holdings, EAGLE, EHII,
                              EASL and Sys-tems LogistiX; Director and Vice
                              President of Finance and Treasurer - EIA; Director
                              - Air Center; Director and Senior Vice President
                              of Finance and Treasurer - Helicopters; Director,
                              Vice President and Treasurer - Equity and EHA
John M. Kiesler          57   Director - Helicopters and EHA
Terrence MacGowan        66   Vice President of Administration - Air Center
Michael F. Melvin        38   Vice President of Finance and Treasurer
                              - Air Center
Scott Parkinson          40   Vice President of Sale and Marketing - Helicopters
Thomas E. Pitzer         54   Director - Air Center
James A. Porter          57   President  - EHII
David B. Rath            25   Exec. VP - Evergreen Helicopters,
                              Inc.; President - Evergreen
                              Agricultural Enterprises
Gerard H. Rock           46   President - Evergreen Helicopters of Alaska
Ranjit Seth              39   Director - Evergreen; Senior Vice President of
                              Sales and Marketing - EIA
Ryan M. Smith            26   Vice President of Administration and Finance - EIA
Daniel F. Van Dyke       44   Director - Evergreen
Trevor R. VanHorn        58   President - Air Center
Robert A. Warren         63   Director - Evergreen; Vice President of Flight
                              Operations - EIA
Gwenna R. Wootress       46   Secretary and Acting In-house Counsel  - Evergreen
                              ; Director and Secretary - Holdings, Airlines,
                              EAGLE, Air Center, Helicopters, EHII, EHA and EASL
                              ; Secretary - Sys-tems LogistiX and Holdings
Robert J. Wueste         51   Director - Evergreen

(1) In this "Management" section:


A reference to:         Shall mean:
----------------------  -----------------------------------------------------
Evergreen               Evergreen International Aviation, Inc.
Holdings                Evergreen Holdings, Inc.
EIA                     Evergreen International Airlines, Inc.
EAGLE                   Evergreen Aviation Ground Logistics Enterprise, Inc.
Air Center or EAC       Evergreen Air Center, Inc.
Helicopters or EHI      Evergreen Helicopters, Inc.
EHII                    Evergreen Helicopters International, Inc.
EHA                     Evergreen Helicopters of Alaska, Inc.
EASL                    Evergreen Aircraft Sales & Leasing Co.
Equity                  Evergreen Equity, Inc.
Sys-tems LogistiX       Sys-tems LogistiX Inc.

(2) The Trust Created February 25, 1986 is a trust, which does not have directors, but is operated and managed pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29,1995, among the Wilmington Trust Company, as owner trustee, and 747, Inc. King, Christian Inc., Evergreen and Delford M. Smith, as amended. Mr. Smith holds a one-third beneficial ownership interest in that portion of the trust that owns the B 747 aircraft. We own the remaining two-thirds interest in that portion of the trust that owns the B747 and all of that portion of the trust that owns the three DC9 aircraft.

(3) Member of the Executive Committee for Evergreen, Holdings, EIA, EAGLE, Air Center, Helicopters, EHII, EHA, EASL, Equity and Sys-tems LogistiX.

         Mr. Anthony E. Bauckham, Mr. Carson R. Cole and Dr. Brian Shaffer resigned as Directors of Evergreen. The effective date of their resignation was March 5, 2004.

         Delford M. Smith founded Evergreen in 1960 and since its inception, has been the Chairman of the Board of Directors and controlling shareholder of Evergreen. Mr. Smith formerly served as a member of the board of directors for each of the Air Transport Association and the National Transportation Defense Association Airlift Committee, and also formerly served as president of Helicopter Association International. He has been honored with the Napoleon Hill Gold Medal Award for Entrepreneurial Achievement, the Helicopter Association International Lawrence Bell Memorial Award and the Profession Pilot Aviation Humanitarian of the Year Award. Mr. Smith received his B.S. degree in Psychology and Business from the University of Washington and received Honorary Doctorate Degrees in Aeronautical Science from Salem College, Salem, West Virginia, and in Business Administration from Johnson and Wales College, Providence, Rhode Island. In 1993, the National Defense Transportation Association granted him the National Transportation Award. In 1999, he was awarded the Wright Brothers Memorial Trophy, an award given annually at the National Aeronautic Association to a living person who has made significant contributions to aviation in the United States. In 2002, Mr. Smith was inducted into the Horatio Alger Association and, since April 2003, he has served as director of this association.

         Timothy G. Wahlberg, our President and one of our directors, joined Evergreen in 1969 and has been our President since 1994. In addition, Mr. Wahlberg has been President of EIA since April 2002 and President of Helicopters since December 1992. Previous positions include President of EIA from January 1986 until December 2001, President of Air Center from May 1984 to August 1986 and President of EASL from December 1991 to July 2002.

         Brian T. Bauer, one of our directors, joined Evergreen in 1989 and has been the President of EAGLE since October 1995. Since September 1995, Mr. Bauer has also served as the President of Evergreen Agricultural Enterprises, Inc. and, since April 2003, as our Executive Vice President. From July 1994 until September 1995, Mr. Bauer held the position of Executive Vice President of EAGLE. From May 1993 until July 1994, Mr. Bauer served as Vice President for the Eastern Region for EAGLE, from October 1990 until March 1993, as the Eastern Region Director for EAGLE and from 1992 until 1994, as Vice President of Operations for EAGLE. Mr. Bauer has held various other positions within Evergreen and its subsidiaries, including Station Manager of EAGLE from October 1990 until March 1992, Manager of Sales and Service for Hong Kong, India and Sri Lanka for EIA from May 1990 until October 1990, International Operations Representative for Singapore from January 1990 until February 1990, Assistant to our Chairman of the Board of from January 1990 until February 1990, Ground Services Analyst from October 1989 until January 1990 and Systems Operations Agent at EIA from the time he joined Evergreen in September 1989 until October 1989.

         Thomas P. Feddersen has served as the Executive Vice President for EASL since January 2003. From September 2001 until January 2003, Mr. Feddersen served as the Vice President of Marana Sales for EASL, from January 2001 until September 2001, served as the Senior Vice President of Finance and Contracts for Air Center, and from March 1999 until January 2001, served as the Senior Vice President of Finance and Administration for Air Center. Prior to joining Evergreen in 1999, Mr. Feddersen owned a sales and distribution company, RRR Resources, which sold and distributed industrial equipment.

         Timothy F. Hannigan joined Evergreen as one of our directors in August 2003. Mr. Hannigan has been a managing director for Wexler and Walker, Public Policy Associates since 1997.

         Elsie Henry has been our Vice President of Payroll/Personnel since 1993 and a director of Air Center since 1992. From 1988 until 1993, Ms. Henry served as our Vice President of Corporate Payroll.

         Michael A. Hines has been the President of EASL since May 2002 and Vice President of Material of EIA since October 1997. Mr. Hines joined Evergreen Holdings, Inc. in 1989 as a financial analyst and served as the Vice President of Material for Helicopters from April 1996 until October 1997.

         John A. Irwin, one of our directors, has been the Chief Financial Officer since October 2003. Since July 1991, he has served as Vice President of Risk management and, since March 1999, as our Treasurer. Mr. Irwin was also our Vice President of Finance for EIA from November 2000 through October 2003 and Senior Vice president of Finance of Helicopters from November 1990 through October 2003. Previous positions include Vice President of Finance of Helicopters and Controller of Evergreen. Mr. Irwin received his degree in Business Administration with a concentration in Accounting and Finance from Oregon State University.

         John M. Kiesler has been the Vice President of Maintenance Operations for Helicopters since April 2001. Mr. Kiesler joined Evergreen in 1973 and has previously served as President of Quality for Helicopters from August 1999 until April 2001 and as Vice President of Maintenance for Helicopters from April 1996 until August 1999.

         Terrence MacGowan joined Evergreen in November 2002 as the Vice President of Administration for Air Center. Prior to joining Evergreen, Mr. MacGowan served as the director of Resource Planning & Contracts for Airport Group International, Inc., a company that provides ground logistics services and airport facility, operation, maintenance and management services, from April 1989 until November 2002.

         Michael F. Melvin joined Evergreen in September 2000 as the Vice President of Finance and Treasurer of Air Center. Prior to joining Evergreen, Mr. Melvin was the controller of Visionquest National, Ltd, a youth services corporation, from September 1988 until September 2000.

         Scott Parkinson, our Vice President of Sales and Marketing, joined Evergreen Helicopters, Inc. in March 2004. Before he came to Evergreen he served as an Acting General Manager for San Pedro & Southwestern Railroad in Arizona. Other titles he held before that were Officer-In-Charge of US Military Flight line at Bahrain from February 2003 to August 2003, Vice President of Sales with CSI Aviation from 1997-2003. Scott's educational background includes a Master's in Business Administration from the University of New Mexico awarded in 1998 and a Bachelor of Science in Hotel and Restaurant Administration from Cornell University in 1987.

         Thomas E. Pitzer joined Evergreen in 1974. Mr. Pitzer has been the Senior Vice President of Maintenance, Engineering & Material for EIA since 2003. Prior to 2003, Mr. Pitzer served as the Vice President of Maintenance for EIA from 1994 until 2003, the Senior Director of Line Maintenance for EIA (Japan) from 1991 until 1993.

         James A. Porter returned to Evergreen in February 2002 as the President of EHII. Prior to returning to Evergreen, Mr. Porter was the president, chief executive officer and owner of Samoa Aviation dba Samoa Air, a company, which provided scheduled passenger/commuter flights, from July 1986 until November 2001.

         David B. Rath has been the Executive Vice President of Helicopters since July 2003. He joined Evergreen in August 2001 as a cost/financial analyst and has held various positions related to Administration and Risk Management.

         Gerard H. Rock, one of our directors, has served as the President of Evergreen Helicopters of Alaska, Inc. since joining Evergreen in 1995. Since September 2001, Mr. Rock has served as our Vice President of Government Affairs.

         Ranjit Seth, one of our directors, joined Evergreen in 1997. Since February 2003, Mr. Seth has served as Senior Vice President of Sales and Marketing for EIA. From May 2000 until January 2003, Mr. Seth served as Vice President of Commercial-Asia for EIA. Prior to that, Mr. Seth served as Senior Director of Sales-Asia from May 1999 until April 2000 and as Director of Sales-South Asia from August 1997 until March 1999 for EIA.

         Ryan M. Smith has been the Vice President of Finance for EIA since October 2003 and the Vice President of Administration and Material for EASL since 1999. Mr. Smith also served as the Controller for EIA from March 2003 to October 2003.

         Daniel F. Van Dyke returned to Evergreen as one of our directors in August 2002. Since October 1993, Mr. Van Dyke has been the owner and operator of VanDyke Grain Elevators, Inc. a commodity brokerage and handling and transportation company and Van Dyke Warehouses, LLC, a property management company. From June 1990 until September 1993, Mr. VanDyke served in various. capacities at Evergreen, including Vice President of Warranty and Material Sales for Evergreen and from June 1990 until August 1992 as Vice President of Material for EIA and Helicopters.

         Trevor R. Van Horn joined Evergreen in 2000 and has been the President of Air Center since November 2000. From 1999 until joining Evergreen, Mr. Van Horn acted as Vice President and General Manager of Agrimond L.L.C. From 1998 until 1999 he served as President of the Southeast Division of USA Parking Systems. Mr. Van Horn is a member of the Airport Minority Advisory Council, the American Association of Airport Executives, the National Parking Association, and the Airport Council International-North America.

         Robert A. Warren, one of our directors, joined Evergreen in 1988. Mr. Warren has served as Vice President of Flight Operations for EIA since September 2000. From March 1998 until September 2000, Mr. Warren served as System Chief Pilot for EIA.

         Gwenna R. Wootress, our Secretary and acting in-house counsel, has been with Evergreen for over five years. Ms. Wootress joined Evergreen in 1997 serving as Legal Counsel to EASL. In 1998, she was appointed Secretary of Evergreen, and Air Center. Since 2000, Ms. Wootress has also served as the Secretary of EIA, Helicopters, Evergreen Helicopters of Alaska, Inc., EAGLE, EASL and Evergreen Helicopters International, Inc. Ms. Wootress received her juris doctor from Case Western Reserve School of Law.

         Robert J. Wueste has served as one of our directors since October 2003. Since February 2003, Mr. Wueste has served as the Chairman of the Board of Directors and the Chief Executive Officer of Samuel Aaron International, a retail jewelry company. From 1989 until February 2003, Mr. Wueste has served as a partner and the President and Chief Executive Officer of Samuel Aaron International.

BOARD OF DIRECTORS

         As of February 29, 2004: (i) Evergreen International Aviation, Inc.'s Board of Directors was composed of 14 directors; (ii) Holdings' Board of Directors was composed of three directors; (iii) EIA' s Board of Directors was composed of four directors; (iv) EAGLE's Board of Directors was composed of five directors; (v) Air Center's Board of Directors was composed of nine directors;
(vi) Helicopters' Board of Directors was composed of nine directors; (vii) EHII's Board of Directors was composed of five directors; (viii) EHA's Board of Directors was composed of eight directors; (ix) EASL' s Board of Directors was composed of six directors; (x) Equity's Board of Directors was composed of three directors; and (xi) Sys-tems LogistiX's Board of Directors was composed of three directors.

         Each director serves an annual term, and until his successor is elected and qualified. Directors are elected at the annual stockholders meeting on the first Tuesday of March, at which the directors are elected. Mr. Delford M. Smith, as the controlling shareholder of Holdings, has the power to name and replace all of our directors.

         None of the boards of directors have an audit committee. The entire board of directors oversees accounting and financial reporting processes and audits of financial statements. The board of directors of Evergreen Holdings, Inc. has determined that John Irwin is a "financial expert," within the meaning of SEC rules. Mr. Irwin is not "independent," within the meaning of SEC rules.

         The Board of Directors of holdings has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers which is posted on our website, www.evergreenaviation.com. Any amendment to, or waiver of the Code of Ethics for Chief Executive and Senior Financial Officers will be disclosed on the Company's website.

COMMITTEES OF THE BOARD OF DIRECTORS

Executive Committee

         The Executive Committee of the Board of Directors of each of the registrants (other than the Trust Created February 25, 1986), except as limited by applicable state law, is empowered to exercise all of the powers of the Board of Directors. The members of the Executive Committee of each of the registrants (other than the Trust Created February 25, 1986) are Delford M. Smith, Timothy
G. Wahlberg and John A. Irwin.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning cash compensation paid by Evergreen to its five most highly compensated executive officers (collectively, the "named executive officers") for services rendered in all capacities to Evergreen during fiscal year 2004 and 2003:

                               ANNUAL COMPENSATION
                                                                                         All Other Cash
Name and Principal Position                        Year     Salary        Bonus          Compensation
                                                   --------------------------------------------------
Delford M. Smith
Chairman of the Board                              2004   $4,063,120   $4,000,000(1)   $   18,200(2)

Ranjit Seth
Senior Vice President of Sales and Marketing EIA   2004   $  164,800         --              --

Timothy G. Walberg                                 2004   $  140,833         --        $    9,833(2)
President - Evergreen International Aviation;
President - EIA; President - Helicopters

Trevor R. Van Horn                                 2004   $  130,750         --        $   10,430(2)
President - Air Center

Brian T. Bauer                                     2004   $  129,807         --        $    6,442(2)
President - EAGLE



                               ANNUAL COMPENSATION
                                                                                         All Other Cash
Name and Principal Position                            Year         Salary       Bonus   Compensation (1)
                                                       --------------------------------------------------
Delford M. Smith
Chairman of the Board                                  2003       $1,433,333       -       $   14,000
Ranjit Seth
Senior Vice President of Sales and Marketing EIA       2003       $  165,600       -             --
Timothy G. Walberg
President - Evergreen International Aviation;
President - EIA; President - Helicopters               2003       $  140,000       -       $    8,120
Trevor R. Van Horn
President - Air Center                                 2003       $  130,000       -       $    9,200
Brian T. Bauer
President - EAGLE                                      2003       $  124,615       -       $    5,253


         (1) Amount shown is pursuant to the employment agreement entered into with Mr. Smith as disclosed below.

         (2) Represents our contribution under our Savings and Retirement Plan on behalf of each executive.

         We have entered into an employment agreement with Mr. Delford M Smith, pursuant to which agreement Mr. Smith will serve as our Chief Executive Officer and Chairman of the Board. The agreement provides for compensation at the rate of $3,000 per year and a one-time bonus in the amount of $4,000, which was paid after completion of the refinancing of the existing credit facility. In addition, the Board, in its discretion, may grant Mr. Smith annual bonuses, provided, however, that the amount of such bonuses shall be used solely (i) to satisfy any of Mr. Smith's or his affiliates obligations to Holdings or its subsidiaries or (ii) to satisfy any taxes payable by Mr. Smith as a result of the receipt of such bonus or the satisfaction of such obligations. For a description of such bonuses paid subsequent to February 29, 2004, see Note 11 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K. The employment agreement was entered into concurrent with Mr. Smith's execution of certain promissory notes to us to provide for repayment of existing indebtedness. See Item 13 of this Annual Report on Form 10-K, "Certain Relationships and Related Transactions."

         The term of Mr. Smith's agreement is for five years from the completion of the refinancing and is automatically extended each day so that the remaining term is always five years. If Mr. Smith's employment is terminated by reason of his death or disability, by us without "cause" or by Mr. Smith for "good reason", Mr. Smith, or his estate, as the case may be, will be entitled to (i) a portion of his annual bonus for the year in which the termination occurs, prorated through the date of such termination and (ii) any "contingent payment" which becomes due and payable in accordance with the terms of the agreement. If Mr. Smith's employment is terminated by reason of his death or disability, the amount will be payable over five years. In all other cases, the amount will be payable in a lump sum.

         If Mr. Smith's employment is terminated by us without "cause" or by Mr. Smith for "good reason", he will be entitled to company-paid health coverage for period of five years following termination. "Cause" means (i) Mr. Smith's conviction of or guilty plea to a felony; or (ii) any acts of material personal dishonesty, theft or fraud by Mr. Smith in connection with his duties as an officer and intended to result in his personal gain. "Good reason" means: (i) any assignment to Mr. Smith of duties inconsistent with his position or an adverse change in the status, position, or conditions of his employment; or the nature of his responsibilities, or his removal from, or any failure to re-elect him to any of such positions, (ii) any reduction in Mr. Smith's base salary,
(iii) certain relocations of our principal offices, (iv) our failure to pay Mr. Smith any portion of his base salary within seven (7) days of the due date, (v) our failure to continue in effect any benefit or compensation plan in which Mr. Smith participates or (vi) our failure to obtain an agreement from any successor to assume and agree to perform Mr. Smith's agreement. A "contingent payment' means an amount equal to (i) five times Mr. Smith's base salary then in effect plus (ii) an amount equal to five times the average of the annual bonuses paid to him in the five years immediately preceding the termination.

         Evergreen will not be required to pay if all of its directors then in office other than Mr. Smith determine by more than two-thirds vote of such directors that it would be in the best interests of Evergreen not to make such payment. The vote will be held at a meeting of the board, properly called in accordance with the its bylaws, and held within two weeks of such disability or death.

         We maintain a qualified Savings and Retirement Plan that covers all of our employees who meet the eligibility requirements set forth in the plan. The plan provides for employer matching contributions equal to 50% of a participant's pre-tax contributions up to a maximum of 8% of a participant's eligible compensation. Participants also receive an employer basic contribution equal to 4% of their eligible compensation. All employer contributions vest as to 20% after the completion of two years of service, and an additional 20% per year thereafter.

         In addition, we may from time to time give our executive officers additional benefits, none of which we believe to be material.







ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         All of the shares of Evergreen International Aviation Inc.'s outstanding capital stock are owned by Holdings. Other than the Trust Created February 25, 1986, all of the outstanding capital stock of each of the other subsidiaries is directly or indirectly owned by Holdings. Other than Mr. Delford
M. Smith, no director or officer beneficially owns any shares of Holdings common stock. The table below sets forth, as of February 29, 2004, information concerning the beneficial ownership of all outstanding shares of Holdings common stock. Except as otherwise noted, Mr. Delford M. Smith has sole voting power and sole investment power with respect to the shares set forth below. Evergreen has not declared any dividends during the past two years.


                                                          Percent
    Name and Address                 Shares               of class
  ----------------------------------------------------------------
  Mr. Delford M. Smith             7,553,038(1)            75.1%
  22800 Fulquartz Road
  Dundee, OR  97115

  Mr. Mark C. Smith                2,501,711(2)            24.9%
  22800 Fulquartz Road
  Dundee, OR  97115

(1) Includes (a) 2,500,000 shares of Holdings common stock held by Mr. Delford
M. Smith, as trustee of the Delford M. Smith Revocable Trust, and (b) 5,053,038 shares of Holdings common stock that are owned by Ventures Holdings, Inc. All of the capital stock of Ventures Holdings, Inc. is owned by the Delford M. Smith Revocable Trust. Mr. Delford M. Smith, our Chairman of the Board, is the sole trustee and sole beneficiary of such trust.

(2) Includes (a) 1,000,000 shares of Holdings common stock held by Mr. Delford
M. Smith, as trustee under Declaration of Trust dated March 5, 1976, for the benefit of Mr. Mark C. Smith, (b) 1,200,000 shares of Holdings common stock held by Wells Fargo Bank, as trustee under Declaration of Trust dated December 23, 1976, for the benefit of Mr. Mark C. Smith, (c) 1,711 shares of Holdings common stock held by Mr. Delford M. Smith, as trustee under Declaration of Trust dated June 1, 1984, for the benefit of Mr. Mark C. Smith, and (d) 300,000 shares of Holdings common stock held by Mr. Mark C. Smith.

         The Trust Created February 25, 1986 is a trust formed pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, among the Wilmington Trust Company, as owner trustee, and 747, Inc., King, Christian Inc., Evergreen and Delford M. Smith, as amended. Mr. Smith holds a one-third beneficial ownership interest in that portion of the trust that owns the B747 aircraft. We own the remaining two-thirds interest in that portion of the trust that owns the B747 and all of that portion of the trust that owns the three DC9 aircraft.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


LEASE TRANSACTIONS

         From time to time, we have entered into leases with Mr. Delford M. Smith, our Chairman, founder and principal shareholder, and entities owned or controlled by him. Each of the current leases has a term of three years and provides for monthly payments. The assets leased, as of February 29, 2004 and related payments are summarized below:


                  Asset                           ID or Tail #   Monthly Payment

DC-9 airplane (including two JT8D-9A jet engines)   N941EV          $115,000
DC-9 airplane (including two JT8D-9A jet engines)   N942EV           115,000
Pratt & Whitney JT9D-7J jet engine                  662327            50,000 (1)
Pratt & Whitney JT8D-9A jet engine                  653627            30,000
Eurocopter BK117 helicopter                         N141LG            50,000
Bell 212 helicopter                                 N5410N            30,000 (2)
Eurocopter 350-B3 helicopter                         N3530            25,000
Eurocopter 350-B3 helicopter                        N356EV            25,000
Eurocopter 350-B3 helicopter                        N355EV            25,000
Eurocopter 350-B2 helicopter                        N350EV            21,600
Eurocopter 350-B2 helicopter                        N353EV            21,600
Eurocopter BO-105CBS helicopter                     N204PC            15,000
Bell 206 L-3 helicopter                              N85TC            12,000
Bell 206 L-3 helicopter                              N33AZ            12,000
Bell 206 L-3 helicopter                             N3195S            12,000
EAGLE office space and meeting complex,
McMinnville, OR                                                       17,500
EIA office and meeting complex,
McMinnville, OR                                                       17,500 (3)
EIA training center, McMinnville, OR                                  11,000
EIA payroll and personnel office,
McMinnville, OR                                                       11,000
Guest House                                                            2,000
                                                                    ----------
Total                                                               $618,200
                                                                    ==========

(1) In addition to the monthly payment specified, we pay hourly charges in the amount of $100 per hour, with a minimum of 200 hours per month.

(2) This helicopter is beneficially owned three-fourths by Mr. Delford M. Smith and one-fourth by Mr. Mark C. Smith. We pay lease payments of $22,500 and $7,500, per month, to Mr. Delford M. Smith and Mr. Mark C. Smith, respectively.

(3) Original lease has expired, the premises is currently leased on a month-to-month basis.

         Each of our airplane and helicopter leases is terminable by mutual consent between the lessor and us. We have the option to purchase the Bell 206 L-3 helicopters at the end of the lease terms at a fair value. Our real property leases are terminable at the landlord's option in the event of a default under the leases. An event of default under each of the real property leases include, among other customary terms, our failure to pay rent for a period of ten days after it becomes due.

         We formerly leased a Pratt & Whitney JT9D-7J jet engine from Ventures Acquisition Company, LLC. Due to an engine fire, the leased engine was not operational. We terminated the lease and settled our remaining obligations under the lease for $1.3 million in cash plus a note payable in the amount of $1.3 million over 12 months with a 6% interest rate.


The Trust Created February 25, 1986

         Together with Mr. Delford M. Smith, we hold 100% of the beneficial ownership interests in the 1986 Trust, which owns one B747 and three DC9 aircraft. Mr. Smith holds a one-third beneficial ownership interest in that portion of the trust that owns the B747 aircraft. We own the remaining two-thirds interest in that portion of the trust that owns the B747 and all of that portion of the trust that owns the three DC9 aircraft. We lease all of these planes from the trust at a cost of $0.7 million per month. The portion of the rental payments allocable to Mr. Smith's one-third interest in the B747 is approximately $0.2 million per month. Based on our ownership of the trust, we consolidate its operations and reflect Mr. Smith's ownership as minority interest. The trust allocates the portion of its net income to which Mr. Smith is entitled and this is applied in reduction of a note receivable owed by Mr. Smith to the trust. This receivable balance was generated by reclassification of negative trust beneficial ownership interests caused by book losses by the trust arising from a deficiency of rental income compared to trust expenses. As of February 29, 2004, Mr. Smith owed the 1986 Trust $0.6 million. The debt bears interest at a rate of 4% per annum. Mr. Smith is obligated to make payments on this debt on an annual basis in an amount equal to 100% of the portion of the net income of the 1986 Trust that is attributable to him for such fiscal year. In no event is Mr. Smith obligated to use funds other than the 1986 Trust's income that is attributable to him to pay the principal and interest owed on this debt. This debt is secured by a pledge by Mr. Smith of all of his interests in the Delford M. Smith Revocable Trust, which owns approximately 2.7 million shares of Holdings common stock. However, if Mr. Smith receives a subsequent valuation of his interests in the trust by an independent third party, each time such valuation exceeds the amounts then owing under this note, the 1986 Trust will release the security interest in the percentage of the pledged trust interest equal in value to such excess amount. The net income of this trust applied in reduction of this note receivable for the benefit of Mr. Smith was $1.1 million, $1.0 million and $0.9 million in fiscal year 2004, 2003 and 2002, respectively.

Indebtedness of Mr. Delford M. Smith and affiliated entities

         On May 16, 2003, the Company completed a $215.0 million debt offering and borrowed $72.1 million under a new revolving credit facility (see Note 5.) In conjunction with the completion of the new financing arrangement , the Company entered into an employment agreement (see note 11) whereby we paid our Chief Executive Officer, Mr. Delford M. Smith, a one-time bonus in the amount of $4 million. Also pursuant to this agreement, the board may also, in its discretion, grant Mr. Smith annual bonuses, provided, however, that the amount of such bonuses shall be used solely (i) to satisfy any of Mr. Smith's or his affiliates obligations to Holdings or its subsidiaries or (ii) to satisfy any taxes payable by Mr. Smith as a result of the receipt of such bonus or the satisfaction of such obligations. The employment agreement was entered into concurrent with Mr. Smith's execution of certain promissory notes to us to provide for repayment of existing indebtedness, (see Note 13), "Subsequent Events."

         As of February 29, 2004, we had approximately $16.9 million of net notes receivable (including $0.6 million owed to the Trust Created February 25, 1986) and as of February 28, 2003, we had approximately $18.2 million of notes receivable (including $0.9 million owed to the Trust Created February 25, 1986) owed by Mr. Delford M. Smith and entities directly or indirectly owned by him. The notes are evidenced by several promissory notes, which bear interest at the rate of 4% per annum. Annual installments of principal and interest total approximately $2.0 million. Each note is due and payable on March 31, 2013. Each note is secured by a pledge of Mr. Smith's interest in the trust that owns approximately 2.5 million shares of common stock of Evergreen Holdings, Inc.

Stock for Stock Exchange

         Prior to August 1998, Evergreen Ventures Inc. was a wholly owned subsidiary of Ventures Holdings, Inc., which is wholly owned by Mr. Delford M. Smith. In August 1998, we conducted a stock for stock exchange pursuant to which we received all of the outstanding common stock of Evergreen Ventures, Inc. in exchange for an issuance of common stock of Evergreen Holdings, Inc. to Ventures Holdings, Inc. Following the exchange, we merged Evergreen Ventures, Inc. and its subsidiaries with Evergreen Holdings, Inc. and most assets and liabilities were transferred to our subsidiaries. Prior to the merger, Mr. Smith and Ventures Holdings, Inc. had certain debt obligations to Evergreen Ventures, Inc., which were assigned to us in the merger. Balances Related to Leased Aircraft and Engines

         From time to time, we have requested Ventures Acquisition Company, LLC, which is indirectly wholly owned by Mr. Smith, to procure and finance aircraft and engines, which we in turn lease and operate. In some instances the financing available to Ventures Acquisition Company, LLC has been less than the total purchase price. In these circumstances, we have agreed to cover the difference between the amount financed and the purchase price and we have recorded these differences as amount owing to us by Ventures Acquisition Company, LLC. The amounts owed to us at February 29, 2004 through these arrangements are approximately:

         o $0.3 million owed to Evergreen Holdings, Inc. related to two DC9 aircraft and one JT8D-9A engine.

         o $0.7 million owed to Evergreen Holdings, Inc. related to one JT9D-7J engines.

         o $0.3 million owed to Helicopters related to one America Eurocopter AS350-B3. Miscellaneous

         From time to time, we have incurred expenses for the benefit of Mr. Smith and his wholly owned entities. The amounts owed to us at February 29, 2004 through these arrangements are approximately:

         o $1.3 million owed by Ventures Holdings Inc. to Evergreen Holdings, Inc. related to various operating and administrative expenses including for payroll, office supplies and services related to telecommunications;

         o $0.1 million owed by Mr. Smith to Evergreen Holdings, Inc. in facilities maintenance and improvements on properties leased by us from Ventures Holdings Inc.;

         o $0.9 million owed by Mr. Smith to EAE in payroll and other operating expenses for employees working on Mr. Smith's agricultural properties; and

         o $0.2 million owed by Ventures Holdings Inc. to Evergreen Holdings, Inc. related to an advance on current equipment leases.

Agriculture Transactions

         Our agricultural business segment sells bulk hazelnuts to wholesalers and distributors, produces hazelnut products, sell pinot noir grape juice and wine, and sells bulk pinot noir grapes to wineries. Through our OTHER business segment, we sell bulk hazelnuts to wholesalers and distributors, and we produce hazelnut products such as cookies, biscotti and roasted hazelnuts, through outsourcing arrangements and market these products at both wholesale and retail levels. We sell bulk pinot noir grapes to wineries and, through outsourcing arrangements, we produce pinot noir grape juice and wine for sale under our own labels.

         During fiscal 2004, the Company purchased $0.2 million in pinot noir grapes from our Chairman, Mr. Delford M. Smith. During fiscal year 2003, we purchased hazelnuts and pinot noir grapes grown on and produced on Mr. Smith's agricultural properties totaling approximately $0.6 million and $0.1 million, respectively. Purchases of hazelnuts in fiscal year 2002 amounted to approximately $1.6 million. Evergreen Aviation Museum

         We lease a museum building of approximately 120,000 square feet on approximately 84.2 acres in McMinnville, Oregon to The Captain Michael King Smith Evergreen Aviation Educational Institute ("Evergreen Aviation Museum") a non-profit corporation. The initial lease term is for 25 years, with a nominal rental payment obligation of $1.00 per year. Mr. Delford M. Smith serves as chairman of the board of directors, and certain of our directors and officers also serve on the board of directors, of the Evergreen Aviation Museum. The museum houses the Howard Hughes HK-1 or H4 Flying Boat, or "the Spruce Goose", and other vintage aircraft. Over the past four years to cover start-up, payroll and operational expenses, we have made a series of loans to the Evergreen Aviation Museum, and on February 28, 2003, we forgive these loans totaling $0.7 million. No such loans were forgiven in Fiscal year 2004.




ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES PAID TO THE INDEPENDENT AUDITOR

         PricewaterhouseCoopers LLP ("PwC"), independent registered public accounting firm, served as our independent auditor for fiscal year 2004 and fiscal year 2003 and will continue as our independent registered public accounting firm for fiscal year 2005. Deloitte & Touche LLP, ("Deloitte"), served as our independent registered public accounting firm for fiscal year 2002 and fiscal year 2001. The aggregate fees billed or allocated to use for professional accounting services by each of PWC and Deloitte for fiscal year 2004 and fiscal year 2003 are summarized in the table below.

                                       2004                   2003
                                -------------------    -------------------
                                             (dollars in thousands)
Audit fees                                $799,328               $473,771
Audit-related fees                       1,216,055                 37,800
Tax fees                                         0                  2,317
                                -------------------    -------------------
Subtotal                                 2,015,383                513,888
All other fees                                   0                      0
                                -------------------    -------------------
Total fees                              $2,015,383               $513,888
                                ===================    ===================

For purposes of the preceding table, the professional fees are classified as follows:

Audit Fees

         Audit fees are fees for professional services billed for the audit of our annual consolidated financial statements, the reviews of the consolidated financial statements included in our Form 10-K filing for Fiscal year 2004, the review of consolidated financial statements included in our Form 10-Q filings during fiscal year 2004, comfort letters, consents and assistance with and review of documents filed with the Securities and Exchange Commission, excluding our S-4 Registration Statement. The fees in the 2004 column include amounts billed to us through the date of this Form 10K for fiscal year 2004 and additional actual and estimated billings related to the fiscal year 2004 audit received subsequent to February 29, 2004. The fees in the 2003 column include amounts billed through the date of this Form 10-K for fiscal year 2003.

Audit-Related Fees

         Audit-related fees are fees for professional services rendered by our independent auditors for statutory and regulatory filings, including our registration statement filed on Form S-4; the audit of certain of our subsidiaries financial statements including our EAGLE subsidiary; the audit of our Savings and Retirement Plan; due diligence services related to mergers, acquisitions and dispositions; internal control reviews; attestation services that are not required by statute or regulation; and audits of the financial statements of certain of our subsidiaries required in connection with acquisitions or dispositions of such subsidiaries.

Tax Fees

         Tax fees are fees for all professional services performed by our independent auditors' tax division, other than services related to the audit of our consolidated financial statements. Tax fees include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice includes assistance with tax audits and appeals, tax advice related to mergers, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities.

All Other Fees

         All other fees are fees for professional services rendered by our independent auditors, other than audit, audit-related or tax services.

PRE-APPROVAL POLICIES AND PROCEDURES

         Our registration statement became effective on February 27, 2004 and as such, we were not a reporting company prior to such date. Our board of directors has ratified and approved all audit, audit-related, tax and other services performed by PWC during fiscal year 2004. In addition, the board of directors has concluded that the provision of the audit, audit-related, tax and other services by PWC during fiscal year 2004 was compatible with the maintenance of the firm's independence in the conduct of its auditing functions and has approved the engagement of PWC for fiscal year 2005. The board of directors has also determined that certain audit-related and tax services can be provided by our independent auditor without impairing the auditor's independence and has adopted an Audit and Non-Audit Services Pre-Approval Policy to provide procedures for the pre-approval of such services by the board of directors and procedures for the engagement of the auditor each year. The policy provides, among other things, for the board of directors' general pre-approval annually of audit services and certain audit-related and tax compliance services by our independent auditor, and all anticipated fees for such services, and further provides that the board of directors must specifically pre-approve any engagement of the auditor for services outside the scope of the annual general pre-approval. The policy also requires that the board of directors specifically pre-approve any engagement of the independent auditor for which the anticipated fee is expected to exceed certain pre-established thresholds and for our management to provide the board of directors with periodic and annual reconciliations of actual fees paid to the auditor compared to the fees that were pre-approved. The policy also allows the board of directors to delegate to one or more of its members pre-approval authority with respect to permitted services.

                                     PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.      The Consolidated Financial Statements of Evergreen Holdings, Inc.




Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of February 29, 2004 and February 28, 2003

Consolidated Statement of Operations for the Fiscal Year Ended February
         29, 2004 and February 28, 2003 and 2002 (Restated)

Consolidated Statements of Stockholders' Equity for the Years Ended
         February 29, 2004 and February 28, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended February 29, 2004
         and February 28, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

         2.       Financial Statement Schedule

         3.       List of Exhibits

Exhibit No.       Description

3.1+ Articles of Incorporation of Evergreen International Aviation, Inc.

3.2+ Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed December 15, 1980.

3.3+ Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed September 24, 1992.

3.4+ Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed February 25, 1993.

3.5+ Amended and Restated By-Laws of Evergreen International Aviation, Inc.

3.6+ Articles of Incorporation of Evergreen Air Center, Inc., filed January 24, 1979.

3.7+ Amended and Restated Bylaws of Evergreen Air Center, Inc.

3.8+ Articles of Incorporation of Evergreen Aircraft Sales and Leasing Co., filed October 11, 1984.

3.9+ Amendment of Articles of Incorporation of Evergreen Aircraft Sales and Leasing Co., filed November 13, 1984.

3.10+ Amended and Restated By-Laws of Evergreen Aircraft Sales and Leasing Co.

3.11+ Certificate of Incorporation of Evergreen Aviation Ground Logistics Enterprise, Inc., filed December 6, 1984.

3.12+ Certificate of Amendment of Certificate of Incorporation of Evergreen Aviation Ground Logistics Enterprise, Inc., filed July 11, 1986.

3.13+ Amended and Restated By-Laws of Evergreen Aviation Ground Logistics Enterprise, Inc.

3.14+ Articles of Incorporation of Evergreen Equity, Inc., filed on February 20, 1984.

3.15+ Amended and Restated Bylaws of Evergreen Equity, Inc.

3.16+ Restated Certificate of Incorporation of Evergreen Helicopters of Alaska, Inc., filed March 31, 1976.

3.17+ Amended and Restated Bylaws of Evergreen Helicopters of Alaska, Inc.

3.18+ Restated Articles of Incorporation of Evergreen Helicopters, Inc., filed October 22, 1975.

3.19+ Amended and Restated Bylaws of Evergreen Helicopters, Inc.

3.20+ Articles of Incorporation of Evergreen Helicopters International, Inc., filed November 17, 1989.

3.21+ Amended and Restated Bylaws of Evergreen Helicopters International, Inc.

3.22+ Articles of Incorporation of Evergreen Holdings, Inc., filed on April 15, 1997.

3.23+ Articles of Amendment to the Articles of Incorporation of Evergreen Holdings, Inc., filed on August 31, 1998.

3.24+ Amended and Restated By-Laws of Evergreen Holdings, Inc.

3.25+ Articles of Incorporation of Evergreen International Airlines, Inc., filed April 16, 1974.

3.26+ Articles of Amendment to the Articles of Incorporation of Evergreen International Airlines, Inc., filed October 16, 1975.

3.27+ Articles of Amendment to the Articles of Incorporation of Evergreen International Airlines, Inc., filed February 25, 1993.

3.28+ Articles of Amendment to the Articles of Incorporation of Evergreen International Airlines, Inc., filed May 14, 2003.

3.29+ Amended and Restated Bylaws of Evergreen International Airlines, Inc.

3.30+ Certificate of Incorporation of Sys-tems LogistiX, filed June 1, 2001.

3.31+ Certificate of Amendment of Certificate of Incorporation of Sys-tems LogistiX, filed June 6, 2003.

3.32+ Amended and Restated By-Laws of Sys-tems LogistiX, Inc.

3.33+ Second Amended and Restated Trust Agreement, dated as of September 29, 1995, among Wilmington Trust Company, as owner trustee, 747 Inc., Delford M. Smith, and King, Christian Inc.

3.34+ Amendment to the Second Amended and Restated Trust Agreement, dated as of May 8, 2003, among Wilmington Trust Company, as owner trustee, Delford M. Smith and Evergreen International Aviation, Inc.

3.35+ Second Amendment to the Second Amended and Restated Trust Agreement, dated as of January 14, 2004, among the Wilmington Trust Company, Evergreen International Aviation, Inc. and Delford M. Smith.

4.1+ Indenture, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the initial subsidiary guarantors named therein and Bank One, N.A., as trustee.

4.2+ Registration Rights Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets, Inc.

4.3+ Form of Evergreen International Airlines, Inc. 12% Senior Second Secured Note due 2010 (included in Exhibit 4.1).

10.1+ Credit, Guaranty and Security Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.2+ Security Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein and Bank One, N.A., as trustee

10.3+ Intercreditor Agreement, dated as of May 16, 2003, by and between PNC Bank, National Association and Bank One, N.A.

10.4+ AMC Award/Contract No. F11626-03-D-0024, effective as of October 1, 2003, issued by HQ AMC/DOYAI to North American Airlines Contractor Team.

10.5+ Employment Agreement, dated as of April 30, 2003, by and between Evergreen International Aviation, Inc. and Delford M. Smith.

10.6+ Amended Lease, dated as of June 12, 1992, by and between Pinal County and Evergreen Air Center, Inc.

10.7+ Amendment of Correction to Amended Lease, dated July 1, 1998, by and between Pinal County and Evergreen Air Center, Inc.

10.8+ Second Amendment to Amended Lease, dated August 16, 2000, by and between Pinal County and Evergreen Air Center, Inc. Amended Lease, entered into on June 12, 1992, by and between Pinal County and Evergreen Air Center, Inc.

10.9+ United States Postal Service Solicitation for Air Terminal Handling Services, Solicitation No. HQ 2001-12, Shared Network-SNET for Contract Term August 27, 2001 - August 26, 2006.

10.10+ Amendment 1 to United States Postal Service Solicitation for Air Terminal Handling Services, Solicitation HQ-2001-12, dated April 27, 2001.

10.11+ Amendment 2 to United States Postal Service Solicitation for Air Terminal Handling Services, Solicitation HQ-2001-12, dated May 4, 2001.

10.12+ Amendment 3 to United States Postal Service Solicitation for Air Terminal Handling Services, Solicitation HQ-2001-12, dated May 11, 2001.

10.13+ Amendment 4 to United States Postal Service Solicitation for Air Terminal Handling Services, Solicitation HQ-2001-12, dated May 17, 2001.

10.14+ Amendment 5 to United States Postal Service Solicitation for Air Terminal Handling Services, Solicitation HQ-2001-12, dated May 21, 2001.

10.15+ Amendment 1 to Transportation Services Contract (Contract No. SNET-01-GLR) by and between the United States Postal Service and Evergreen Aviation Ground Logistics Enterprise, Inc. for Contract Term 8/27/01 - 8/26/06 (Great Lakes/Midwest region).

10.16+ Amendment 2 to Transportation Services Contract (Contract No. SNET-01-GLR) by and between the United States Postal Service and Evergreen Aviation Ground Logistics Enterprise, Inc. for Contract Term 8/27/01 - 8/26/06 (Great Lakes/Midwest region).

10.17+ Amendment 3 to Transportation Services Contract (Contract No. SNET-01-GLR) by and between the United States Postal Service and Evergreen Aviation Ground Logistics Enterprise, Inc. for Contract Term 8/27/01 - 8/26/06 (Great Lakes/Midwest region).

10.18+ Amendment 1 to Transportation Services Contract (Contract No. SNET-01-PR) by and between the United States Postal Service and Evergreen Aviation Ground Logistics Enterprise, Inc. for Contract Term 8/27/01 - 8/26/06 (Pacific region).

10.19+ Amendment 2 to Transportation Services Contract (Contract No. SNET-01-PR) by and between the United States Postal Service and Evergreen Aviation Ground Logistics Enterprise, Inc. for Contract Term 8/27/01 - 8/26/06 (Pacific region).

10.20+ Amendment 3 to Transportation Services Contract (Contract No. SNET-01-PR) by and between the United States Postal Service and Evergreen Aviation Ground Logistics Enterprise, Inc. for Contract Term 8/27/01 - 8/26/06 (Pacific region).

10.21+ Amendment 1 to Transportation Services Contract (Contract No. SNET-01-SER) by and between the United States Postal Service and Evergreen Aviation Ground Logistics Enterprise, Inc. for Contract Term 8/27/01 - 8/26/06 (Southeast region).

10.22+ Amendment 2 to Transportation Services Contract (Contract No. SNET-01-SER) by and between the United States Postal Service and Evergreen Aviation Ground Logistics Enterprise, Inc. for Contract Term 8/27/01 - 8/26/06 (Southeast region).

10.23+ Amendment 3 to Transportation Services Contract (Contract No. SNET-01-SER) by and between the United States Postal Service and Evergreen Aviation Ground Logistics Enterprise, Inc. for Contract Term 8/27/01 - 8/26/06 (Southeast region).

10.24+ Amendment No. 58 to Transportation Services Contract (Contract No. TNET-93-01) by and between the United States Postal Service and Evergreen Aviation Ground Logistics Enterprise, Inc. for Contract Term 9/7/02 - 9/10/04 (Indianapolis).

10.25+ Secured Loan Agreement, dated as of May 7, 1997, among Finova Capital Corporation as Lender, Wilmington Trust Company, in its capacity as Owner Trustee, as Borrower, and 747 Inc., Delford M. Smith and King, Christian Inc. as Owner Participants.

10.26+ Amendment Agreement, dated as of May 9, 2003, among Finova Capital Corporation, Wilmington Trust Company, 747 Inc., Delford M. Smith and King Christian, Inc.

10.27+ Second Amended and Restated Lease Agreement, dated as of September 29, 1995 between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.28+ Third Amendment to Lease Agreement, dated as of May 7, 1997, between Wilmington Trust Company and Evergreen International Airlines, Inc.

10.29+ Guaranty and Subordination Agreement, dated as of May 7, 1997, for the benefit of Wilmington Trust Company by Evergreen International Aviation, Inc.

10.30+ First Priority Chattel Mortgage and Security Agreement, dated May 7, 1997, between Wilmington Trust Company and Finova Capital Corporation.

10.31+ Loan Agreement, dated as of August 22, 1997, by and between Evergreen International Airlines, Inc. and UT Finance Corporation

10.32+ Security Agreement, dated as of December 10, 1997, by and between Evergreen Aviation Ground Logistics Enterprise, Inc. and Heller Financial, Inc.

10.33+ WCMA Reducing Revolver Loan Agreement No .54F-07164, dated as of August 12, 2003, by and between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co.

10.34+ WCMA Reducing Revolver Loan Agreement No. 54F-07230, dated as of April 25, 2001 between Evergreen International Airlines, Inc., and Merrill Lynch Business Financial Services, Inc.

10.35+ Amendment to WCMA Reducing Revolver Loan Agreement No. 54F-07230, April 23, 2003, by and between Merrill Lynch Business Financial Services Inc. and Evergreen International Airlines, Inc., Evergreen Aircraft Sales and Leasing, Co. and Evergreen International Aviation, Inc.

10.36+ First Amendment to Credit, Guaranty and Security Agreement, dated as of August 14, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.37+ Second Amendment to Credit, Guaranty and Security Agreement, dated as of August 15, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.38+ Amendment 6 to United States Postal Service Solicitation for Air Terminal Handling Services, Solicitation HQ-2001-12, dated June 28, 2001.

10.39+ Amendment to Letter Agreement, effective as of April 30, 2003, by and between Delford M. Smith and Evergreen International Aviation, Inc.

10.40+ Third Amendment to Credit, Guaranty and Security Agreement, dated as of October 14, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc., 1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

10.41+ Amendment to Loan Agreement, dated as of December 1, 2003, by and between Evergreen International Airlines, and UT Finance Corporation.

10.42+ First Amendment to Security Agreement, dated as of February 25, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiary guarantors party thereto and J.P. Morgan Trust Company, National Association.

10.43+ Fourth Amendment to Credit, Guaranty and Security Agreement, dated as of February 24, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiaries listed on the signature pages thereto, the 1986 Trust, PNC Bank, National Association, as administrative agent, and GE Capital Public Finance, Inc. as documentation agent.

10.44+ Loan and Security Agreement by and among Evergreen International Aviation, Inc. and Each of Its Subsidiaries that are Signatories Hereto, as Borrowers, the Lenders that are Signatories Hereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of May 13, 2004.

10.45+ Letter Agreement by and between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co., dated as of May 12, 2004.

10.46+ Intercreditor Agreement, dated as of May 13, 2004, by and between JP Morgan Trust Company, National Association, as successor to Bank One, National Association, a national banking association, and Wells Fargo Foothill, Inc., a California corporation.

12.1+ Statement regarding the computation of ratio of earnings to fixed charges for Evergreen Holdings, Inc.

21.1+ Subsidiaries of Evergreen Holdings, Inc.

31.1* Certification of the Chief Executive Officer of Evergreen Holdings, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2* Certification of the Chief Financial Officer of Evergreen Holdings, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.2* Certificate of the Chief Executive Officer and the Chief Financial Officer of Evergreen Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
+ Previously filed.

         (b)      Reports on Form 8-K.

         On May 24, 2004, the Company furnished a Current Report on Form 8-K dated May 24, 2004. The Form 8-K reported at Item 12 that the Company issued a press release announcing that it completed a refinancing of its credit facility.