Form 10-K/A
period 2004-02-29
EVERGREEN HOLDINGS INC
filed 2004-06-15
CIK 1263810

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes( ) No(X)

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes( )No(X)


         Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                         Outstanding as of June 9, 2004
    Common stock, no par value                    10,054,749 shares


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