Form 10-K/A
period 2004-02-29
EVERGREEN HOLDINGS INC
filed 2004-09-30
CIK 1263810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( )No (X)


         Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                        Outstanding as of September 28, 2004
    Common stock, no par value                       10,054,749 shares

                                EXPLANATORY NOTE


         Evergreen Holdings, Inc. ("Holdings"), the parent company of Evergreen International Aviation, Inc. ("Aviation," "Evergreen," "the Company," "we," "us," or "our") and its subsidiaries, is filing this Amendment No. 2 on Form 10-K/A (this "Amendment" or this "Annual Report on Form 10-K/A") for the sole purpose of amending Holding's Annual Report on Form 10-K for the year ended February 29, 2004 (the "Original Filing"). This Amendment reflects the effects of the following items on the Original Filing:

         o Correction of an accounting error which resulted in an increase of approximately $3,084,000 to long-term debt with corresponding increases in selling, general, and administrative expenses.

         o Correction of accounting errors which resulted in an increase of approximately $25,000 in operating expenses, an increase of approximately $735,000 in current assets, a decrease of approximately $458,000 in property and equipment, an increase of approximately $123,000 in deposits, and an increase of approximately $416,000 in current liabilities.

         The above-listed corrections also resulted in an increase of approximately $1,185,000 in the Company's income tax benefit and an increase of approximately $1,924,000 in the Company's net loss for the fiscal year 2004.

        By means of an investigation by management into the causes of the above-listed accounting errors, it was determined that, as of February 29, 2004, reconciliations of certain accounts and ledgers were either not being properly performed, not being performed in a timely manner, or not being independently reviewed by management. Consequently, certain journal entries were made at the closing of fiscal year 2004 which resulted in the above-listed accounting errors in the Company's consolidated financial statements.

        Subsequent to the issuance of the Original Filing, the Company has been implementing enhanced controls and procedures for account reconciliations and management review of journal entries.

         Please note that this Amendment restates only those items of the Original Filing that were affected by the above-described corrections. Furthermore, the information contained in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Therefore, you should read this Amendment together with other documents that we have filed with the United States Securities and Exchange Commission ("SEC") subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment.

                                TABLE OF CONTENTS


                                                                            PAGE
Part II.

   Item 6.      Selected Consolidated Financial Data..........................4
   Item 7.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................7
   Item 7A.     Quantitative and Qualitative Disclosures About Market
                    Risk.....................................................43
   Item 8.      Consolidated Financial Statements and Supplementary Data.....44
                    Notes to Consolidated Financial Statements...............52
   Item 9.      Changes In and Disagreements with Accounts
                    and Accounting and Financial Disclosures.................89
   Item 9A.     Controls and Procedures......................................90

Part IV.

   Item 15.     Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K..............................................93

SIGNATURES...................................................................94

EXHIBIT INDEX................................................................95

                                    PART II


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below have been derived from our consolidated financial statements. For comparability of results, this information should be read in conjunction with the consolidated financial statements and related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K/A.

         As discussed in Note 14 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A, subsequent to the issuance of the Company's fiscal year 2004 consolidated financial statements, as reported in the Original Filing, we determined that such fiscal year 2004 consolidated financial statements contained certain accounting errors. In particular, we determined that the Company's outstanding long-term debt balance as of February 29, 2004 and the total amount of the Company's selling, general and administrative expenses for fiscal year 2004 were both understated by approximately $3,084,000. In addition, after conducting a further review of other year-end transactions for fiscal year 2004, we discovered other accounting errors, the correction of which resulted in an increase of approximately $25,000 in operating expenses, an increase of approximately $735,000 in current assets, a decrease of approximately $458,000 in property and equipment, an increase of approximately $123,000 in deposits, and an increase of approximately $416,000 in current liabilities. As a result, the Company's consolidated financial statements contained in this Annual Report on Form 10-K/A for the fiscal year ended February 29, 2004 have been restated from amounts previously reported in the Original Filing. The correction of these errors increased the Company's fiscal year 2004 net loss by approximately $1,924,000, increased assets by approximately $400,000, and increased liabilities by approximately $2,324,000.

         As further discussed in Note 14 in Part II, Item 8 of this Annual Report on Form 10-K/A, we restated our consolidated statement of operations for the year ended February 28, 2002 to present a claim of approximately $7,200,000 received under the Air Transportation Safety and System Stabilization Act as a separate component of operating expenses. This amount was previously reported in operating revenues (support services and other).

         The following tables and management's discussion and analysis of financial condition and results of operations gives effect to both of these restatements.

         The following presents the Company's results of operations for the 2004, 2003, 2002, 2002, and 2000 fiscal years:

                                                                                  Fiscal Year
                                                      -------------------------------------------------------------------
                                                       2004                         2002
                                                   (As restated)      2003      (As restated)      2001           2000
                                                   -------------     -------    -------------     -------        -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                                      (in thousands)
Operating revenues:
     Flight revenue                                 $ 377,650      $ 400,603      $ 284,293      $ 317,898      $ 362,691
     Sales of aircraft, parts and other assets         17,357         12,137         13,270         32,705         10,290
     Ground logistics services                         99,790        129,724        122,287        104,419         89,834
     Support services and other                        40,837         31,871         27,857         32,458         29,129
                                                      -------        -------        -------        -------        -------
       Total operating revenues                       535,634        574,335        447,707        487,480        491,944
                                                      -------        -------        -------        -------        -------
Operating expenses:
     Flight costs                                      73,816         69,808         54,645         49,014         54,831
     Fuel                                              96,769        100,195         69,559         69,112         66,559
     Maintenance                                       73,265         69,740         61,279         77,625         93,246
     Aircraft and equipment                            49,847         44,139         48,269         47,136         49,160
     Cost of sales of aircraft, parts and other
       property and equipment                          13,709          8,888          9,291         26,214          6,370
     Cost of ground logistics services                 89,150        104,559        104,598         87,444         71,852
     Support services and other                        38,957         32,636         23,168         29,054         40,444
     Selling, general, and administrative              77,065         62,729         52,616         56,086         55,639
     Impairment charge on aircraft(1)                    --             --           16,000         20,000           --
     Unusual credits-net(2)                              --             --             --          (57,874)          --
     Claims under the Air Transportation Safety
       and Systems Stabilization Act                     --             --           (7,204)          --             --
                                                      -------        -------        -------        -------        -------
       Total operating expenses                       512,578        492,694        432,221        403,811        438,101
                                                      -------        -------        -------        -------        -------
Operating income                                       23,056         81,641         15,486         83,669         53,843
                                                      -------        -------        -------        -------        -------
Other (expense) income:
     Interest expense                                 (34,840)       (30,576)       (34,297)       (46,461)       (41,444)
     Other (expense) income, net                        4,386          1,508            836             51         (1,113)
                                                      -------        -------        -------        -------        -------
       Other expense, net                             (30,454)       (29,068)       (33,461)       (46,410)       (42,557)
                                                      -------        -------        -------        -------        -------
(Loss) income before minority interest and
  income taxes                                         (7,398)        52,573        (17,975)        37,259         11,286
Minority interest(3)                                   (1,116)          (962)          (879)          (814)          (694)
                                                      -------        -------        -------        -------        -------
(Loss) income before income taxes                      (8,514)        51,611        (18,854)        36,445         10,592
Income tax benefit (expense)                            2,020        (19,804)         6,420        (16,374)        (8,340)
                                                      -------        -------        -------        -------        -------
Net (loss) income                                   $  (6,494)     $  31,807      $ (12,434)     $  20,071      $   2,252
                                                    =========      =========      =========      =========      =========

Other Financial Data:
Cash capital expenditures                            $ 61,894      $  60,826      $  35,694      $  68,574      $  85,744
Consolidated rental expense                            39,436         33,150         28,751         12,299         20,070
Cash flows provided by (used in):
     Operating activities                              53,055        100,302        107,528         51,856        121,125
     Investing activities                             (62,281)       (52,199)       (16,835)       (43,351)       (91,258)
     Financing activities                               7,659        (51,387)       (87,397)       (18,906)       (19,985)



         The following presents significant year-end balances from the Company's balance sheets at the end of fiscal years 2004, 2003, 2002, 2001, and 2000:



                                                      At the End of Fiscal Year
                                                      -------------------------
                                     2004
                                 (as restated)      2003           2002           2001           2000
                                 ------------       ----           ----           ----           ----
                                                              (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents        $   4,071      $   5,638      $   8,922      $   5,626      $  16,027
Working capital (deficit)(4)        (5,620)      (279,135)      (317,272)       (39,290)       (71,141)
Total assets                       679,135        692,102        690,337        786,056        740,605
Long-term debt                     299,937         18,455         26,198        327,853        347,641
Total debt(5)                      312,256        303,858        355,245        422,843        416,685
Total stockholders' equity         188,940        195,434        163,627        176,061        155,990


(1) On a periodic basis, we review the carrying value of our aircraft. We recognize an impairment loss when the sum of the expected future and undiscounted net cash flows to be derived from the assets is less than their carrying amount on our balance sheet. In fiscal year 2001, we recognized an impairment charge of $20 million on two of our B747 aircraft as a result of our decision to take these aircraft out of service rather than take corrective action required by an FAA directive. These aircraft will not be returned to service. In fiscal year 2002, we recognized an impairment charge of $16 million on our DC9 fleet as a result of under utilization of the fleet. For a more detailed discussion of impairment charges, see Note 1 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

(3) Represents the one-third beneficial interest held by Mr. Delford M. Smith, our Chairman, in one B747 aircraft that is owned by the Trust Created February 25, 1986 (the "Trust"). We are the beneficiary of the remaining two-thirds beneficial interest in the B747 aircraft. We are also the beneficiary of the entire beneficial interest in that portion of the Trust's property that consists of three DC9 aircraft. Evergreen International Airlines, Inc. leases all four of these aircraft from the Trust. Lease payments relating to Mr. Smith's minority beneficial interest in the B747 aircraft were approximately $1.9 million, $1.9 million, $1.9 million, $1.9 million, and $1.8 million for fiscal years 2004, 2003, 2002, 2001, and 2000 respectively.

(4) Working capital (deficit) represents total current assets less total current liabilities.

(5) Total debt is computed as the total current portion of long-term debt, plus the non-current portion of long-term debt, plus the current portion of the note payable to affiliate, and plus, for fiscal year 2000, short-term notes payable and the non-current portion of the note payable to affiliate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

About Forward Looking Statements

         The Company is subject to certain risks and uncertainties that could affect its expected and actual future results. Except for the historical information contained in this Annual Report on Form 10-K/A, this Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. See "Statement Regarding Forward-Looking Disclosure" of the Original Filing


BUSINESS OVERVIEW


         Evergreen is a leading integrated provider of worldwide airfreight transportation, aircraft ground handling and logistics, helicopter and small aircraft sales and leasing, and aircraft maintenance and repair services.
Mr. Delford M. Smith, our Chairman, founded Evergreen in 1960 with three helicopters. Today we have a fleet of 76 commercial aircraft and helicopters, including ten Boeing 747s and seven DC9s, with the capability of providing aviation services throughout the world. We have provided air services to locations in over 150 countries while maintaining a reputation for safety and reliability. We generally provide our services under U.S. dollar-denominated contracts to a broad base of long-standing customers, including the U.S. Air Force Air Mobility Command ("AMC"), the U.S. Postal Service, freight forwarders, domestic and foreign airlines, industrial manufacturers, and other government agencies. We were the largest commercial provider of B747 air cargo services to the U.S. military for its 2003 fiscal year ending September 30, 2003. Over the past two years, we have redeployed our wide-body fleet to more profitable business by transitioning away from freight forwarders and other commercial customers and toward the U.S. military. Our diverse customer base and our ability to deploy aircraft to match market conditions give us the agility to respond to changes in the demand for our services within different economic sectors.

         We provide our services through six reporting segments: Evergreen International Airlines, Inc. (EIA), Evergreen Aviation Ground Logistics Enterprises, Inc. (EAGLE), Evergreen Helicopters, Inc. (Helicopters or EHI), Evergreen Air Center, Inc. (Air Center or EAC), Evergreen Aircraft Sales & Leasing Co. (EASL), and Evergreen Agricultural Enterprises, Inc. (OTHER). Operating revenues and income from operations for each of our segments for fiscal years 2004, 2003 and 2002 are set forth in the following table:

                                                           Fiscal Years
                                                  2004                      2002
                                             (as restated)     2003    (as restated)
                                             -------------  ---------  -------------
Operating revenues:                                         (in millions)
  EIA                                          $   350.0    $   374.5    $   267.5
  EAGLE                                            100.4        129.7        122.3
  EHI                                               39.3         35.2         28.1
  EAC                                               31.9         23.9         20.1
  EASL                                               7.0          5.3          5.7
  OTHER                                              7.0          5.7          4.0
                                               ---------    ---------    ---------
    Total                                      $   535.6    $   574.3    $   447.7
                                               =========    =========    =========

    Totals may not add due to rounding.


                                                           Fiscal Years
                                                  2004                      2002
                                             (as restated)      2003    (as restated)
                                             -------------   ---------  -------------
Income (loss) from operations:                              (in millions)
  EIA                                          $    33.2    $    61.0    $     3.8
  EAGLE                                             (2.3)        15.9         11.3
  EHI                                               (7.9)         0.8          0.1
  EAC                                                5.0          2.9         (0.2)
  EASL                                              (2.5)         2.3          2.3
  OTHER                                             (2.5)        (1.3)        (1.8)
                                               ---------    ---------    ---------
    Total                                      $    23.0    $    81.6    $    15.5
                                               =========    =========    ==========

    Totals may not add due to rounding.

OPERATING REVENUES OVERVIEW

         The following is a summary of the methods by which each of our six business segments generates revenue and contributes to our results of operations.

EIA

         EIA provides international long-range and domestic short-range air cargo services. Revenues in this segment are recorded predominantly as flight revenue. We primarily charge customers based on miles traveled, space utilized ("block space"), hours flown ("block hours"), or trips taken. This contrasts with other integrated freight carriers that generally charge based on the weight of the cargo carried. Accordingly, we generally are not responsible for securing freight for our aircraft, and receive revenues based on routes flown rather than capacity carried. Block hours are measured in sixty minute periods, or fractions of such periods, from the time the aircraft moves from its departure point to the time it comes to rest at its destination. Block space is measured by the number of pallet positions utilized. Flight revenue is primarily recorded as flights are completed and can be measured in block hours regardless of the method of charging customers.

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

EASL

         EASL is our aircraft trading business through which we selectively buy, sell, lease and broker commercial aircraft, helicopters and spare parts. Revenues in this segment are predominantly derived from sales of aircraft, parts and other assets, including sales on a consignment basis. Revenues generated from the sale of our assets are recorded within the segment from which the assets originated. Revenues from asset sales within EASL relate solely to assets acquired and sold by EASL. Similarly, revenues generated from leasing of aircraft are recorded within the segment that controls those assets. EASL generates revenues in the form of commissions earned on the sale and leasing of assets for third parties and our Evergreen entities.

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

HOLDINGS

         Evergreen Holdings, Inc., the registrant, owns all of the outstanding common stock of Evergreen International Aviation, Inc. ("EA" or "Aviation") and all of the outstanding common stock of Evergreen Vintage Aircraft, Inc. ("Vintage"). Aviation, as the assignee of Holdings, is the beneficiary of an approximate two-thirds beneficial interest in the Trust Created February 25, 1986 ("the Trust").

         Aviation owns all the outstanding common stock of Evergreen International Airlines, Inc., Evergreen Aviation Ground Logistics Enterprises, Inc., Evergreen Helicopters, Inc., Evergreen Air Center, Inc., Evergreen Aircraft Sales & Leasing Co., and Evergreen Agricultural Enterprises, Inc.

         Vintage owns a collection of vintage aircraft and a 120,000 square foot Evergreen Aviation Museum building on approximately 84.2 acres in McMinnville, Oregon. Vintage leases this building and land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a non-profit corporation.

         The Trust owns one B747 and three DC9 aircraft. Mr. Delford M. Smith is the beneficiary of a one-third beneficial interest in the portion of the Trust that owns the B747 aircraft. Aviation, as the assignee of Holdings, is the beneficiary of the remaining two-thirds beneficial interest in the portion of the Trust that owns the B747 aircraft. Aviation, as the assignee of Holdings, is also the beneficiary of the entire beneficial interest in that portion of the Trust that owns the three DC9 aircraft. The Trust leases the aircraft to Evergreen International Airlines, Inc.

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

OPERATING EXPENSES OVERVIEW

         Our consolidated operating expenses consist of: flight costs; fuel expenses; maintenance expenses; aircraft and equipment expenses; the cost of sales of aircraft, parts and other property and equipment; cost of ground logistics services; support services and other expenses; selling, general and administrative expenses; impairment charges on aircraft; and unusual credits-net; and for fiscal year 2002, a claim under the Air Transportation Safety and System Stabilization Act. Selling, general and administrative expenses are not related to a single segment, but rather relate to our consolidated operations as a whole. Flight costs consist principally of flight crew costs, international air traffic control fees, and commissions payable to other members of our CRAF team. Fuel expenses are primarily generated by EIA and, to a much lesser extent, Helicopters. Flight crew costs and fuel expenses fluctuate based on changes in both fuel prices and the degree to which increases in such prices are either absorbed by us under all-in contracts or passed through to customers under ACMI contracts.

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

MATERIAL TRENDS AND UNCERTAINTIES

         We pay close attention to, and monitor various trends and uncertainties emerging in the markets we serve. The markets we serve are impacted by government regulations and policies, world wide economic and political changes, and the emergence of new competition in the various markets we serve.

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

         Our EAGLE segment tracks U.S. Postal Service and Integrated Carriers volume, their market positions, and their rate structures. Based upon this information we are able to structure our operations in order to provide the type and volume of service that our targeted customers require. We also track traffic and route authority filings for foreign flag carriers. We periodically review our operations in order to consistently provide services at a high level of quality, while maintaining pricing and market share.


         Our EAC segment provides aircraft maintenance and repair services for a broad range of aircraft types, which provides us with a competitive advantage. Furthermore, we are constantly adjusting our operations to reflect changes in
technology.   In order to maintain our competitive position, we upgrade our equipment on a continuing basis and provide periodic training to our employees. Recently, we have been facing competition from an increasing number of foreign
competitors who are adding capabilities and operating facilities.   The
increased competition is challenging our ability to maintain our market share and we must continue to upgrade our facilities in order to maintain our market share against the international competition.

         Our EHI segment is impacted by changes in the oil and gas industry, forest and land management practices, and changing governmental regulations. Because contracts are awarded in part based on safety records and a company's ability to maintain its aircraft, our safety record and maintenance infrastructure makes us competitive in the marketplace. We maintain strong relationships with our customers and have available a diverse fleet of aircraft in order to meet our customer's needs. We also provide services to a wide variety of markets, which enables us to minimize the impact of fluctuations in any individual market.

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

Property and Equipment

         We had approximately $544.9 million and $553.7 million in operating property and equipment, net as of February 29, 2004 and February 28, 2003, respectively. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by us, including the estimation of useful lives, residual values and, in fiscal year 2002, impairment charges on aircraft.

         We record aircraft at acquisition cost upon delivery. Depreciable life is determined by using economic analysis, reviewing existing fleet plans, and comparing estimated lives to other airlines operating similar fleets. Older generation aircraft are assigned lives that are consistent with our experience and other airlines. As aircraft technology has improved, useful life has been extended. Residual values are estimated based on our historical experience with regard to the sale of both aircraft and spare parts, and are established in conjunction with the estimated useful lives of the aircraft. Residual values are based on current dollars when the aircraft are acquired and typically reflect values for assets that have not reached the end of their physical lives. Both depreciable lives and residual values are revised annually to recognize changes in our fleet plans and changes in conditions. The values reflected on our balance sheet do not necessarily reflect the fair market value or appraised value of these assets. See "Risk Factors - Volatility of aircraft values may affect our ability to obtain financing secured by our aircraft." Effective as of September 1, 2003, we changed the estimated useful lives of the aircraft in our EHI segment to more accurately reflect our current estimate of the useful lives of such aircraft. The estimated useful lives of these aircraft were increased from 10 years to 20 years. See Note 3 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A.

         We evaluate the recoverability of a long-lived asset or asset group in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, an impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The recoverability of the carrying amount of long-lived assets is determined by comparing the sum of the expected future, undiscounted net cash flows to be derived from the related assets to the net book value of the assets; an impairment loss is then recognized as the difference between the fair value and the net book value of the long-lived assets. The undiscounted cash flows estimate includes only cash flows that are directly associated with and that is expected to arise as a direct result of the use of the assets and incorporates our own assumptions about the use of the assets. The assumptions incorporate our internal budgets and projections based on historical use, existing contracts currently in place as well as the existing service potential of the assets at the date they are tested. For our fleet of B747s and DC9s aircraft, each aircraft is depreciated until an economic point in time, regardless of when the aircraft was purchased. DC9s are depreciated through 2023 and B747s are depreciated until a point in time that ranges from 2020 until 2028, depending upon the aircraft model. For our fleet of helicopters, each helicopter has an estimated useful life of twenty years. Revenues and expenses which are incorporated in the undiscounted cash flow analysis are estimated based on the existing service potential of the assets, which is consistent with the estimated useful lives.

         If our projections of future undiscounted cash flows do not support the recoverability of our long-lived assets, an impairment charge is recorded to reduce the carrying value of our fleet to its fair value. The fair market values of our long-lived assets, for purposes of our assessment, are determined based on the amount at which such assets could be bought or sold in a current transaction between willing parties, discounted cash flows, or internal or external appraisals. The estimated magnitude of any such potential impairment charge could have a significant impact on our financial statements.

         In fiscal year 2002, we recorded an impairment charge of $16 million for our DC9-33 aircraft fleet, resulting from the anticipated decrease in future cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See Note 1 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A. For fiscal year 2004 and fiscal year 2003, we evaluated our fleet in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Utilizing our current cash flow projections, and current analysis of aircraft value, management determined that no further impairment charge was necessary.

Allowance for Doubtful Accounts

         We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and from contract disputes. The extension and revision of credit is established by obtaining credit rating reports or financial information of a potential customer. Trade receivable balances are evaluated at least monthly. If it is determined that the customer will be unable to meet its financial obligation to us as a result of a bankruptcy filing, deterioration in the customer's financial position, a contract dispute, or other similar events, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of February 29, 2004 and February 28, 2003, the accounts receivable balances of $39.4 million and $55.6 million, respectively, were reported net of allowances for doubtful accounts of $1.9 million and $33.5 million, respectively. If a customer's financial condition were to deteriorate, resulting in its inability to make payments, an additional allowance may need to be recorded, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

         During fiscal year 2004, EAGLE reduced the allowance for doubtful accounts by $6.1 million with write-offs related to U.S. Postal Service contracts.

         We had a freighter service agreement with Asiana Airlines ("Asiana"), which began January 28, 2000 and expired February 28, 2003. The agreement required the Company to provide the aircraft (B747), crew, maintenance and insurance. Asiana was required to pay all other costs incurred in the performance of the contract. The contract provided for minimum payments based on guaranteed block hour utilization as defined in the contract. On August 28, 2001, Asiana paid the Company for block hour utilization for the first week of September and gave notice that no further payments would be made. Asiana did not reimburse the Company for certain costs incurred by the Company during performance under the terms of the contract. The Company completed the mission in progress and returned the aircraft to the United States.

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

         Since the agreement was in force until February 28, 2003 and Asiana ceased making minimum payments without notice, the Company believes it is entitled to the revenue which it would have earned had Asiana continued to meet its contractual obligation. At February 28, 2003, the Company had recorded an account receivable of $27.2 million however, such amount was fully reserved and no income was recorded for this program since Asiana ceased making payments. During fiscal year 2004, the account receivable of $27.2 million was written off against the fully reserved balance resulting in no change to the net receivables and no income effect. See Item 3. "Legal Proceedings" of the Original Filing.


Goodwill

         On March 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for goodwill and other intangible assets, including when and how to perform impairment tests of recorded balances. We have two reporting units, EAGLE and Helicopters that have assigned goodwill of $5.5 million. Quoted stock market prices are not available for these individual reporting units. Accordingly, consistent with SFAS No. 142, our methodology for estimating the fair value of each reporting unit primarily considers discounted future cash flows. In applying this methodology, we make assumptions about each reporting unit's future cash flows based on capacity, expected revenue, operating costs and other relevant factors, and discount those cash flows based on each reporting unit's weighted average cost of capital. Changes in these assumptions may have a material impact on our consolidated financial statements.

Income Taxes

         In conjunction with preparing our consolidated financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense, and assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. Due to our acceleration of depreciation on property and equipment, we could have a loss for accounting purposes but would still owe tax. A discussion of the income tax provision and the components of the deferred tax assets and liabilities can be found in Note 6 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of ARB No.51 Consolidated Financial Statements," which was subsequently revised in December 2003 with the issuance of FIN 46-R. FIN 46-R addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46-R also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. We are required to adopt FIN 46-R as of the period ending May 31, 2005. While we have not completed our final assessment of the impact of FIN 46-R, based upon our preliminary assessment, management believes we may be the primary beneficiaries of certain related party entities including, but not limited to, Ventures Holdings, Inc. and Ventures Acquisitions Company, LLC. We lease certain assets, consisting primarily of buildings and aircraft, from these entities. The financial statements of these entities may be included in our financial statements in the period of adoption and beyond. Such inclusion is not expected to have a material impact on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."
SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. This standard is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, the FASB issued FASB Staff Position
No. FAS 150-3 ("FSP 150-3"), "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement
No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FSP 150-3 deferred certain aspects of SFAS No. 150. The adoption of SFAS No. 150 and FSP 150-3 did not have a material impact on our results of operations, financial position or cash flows.

         On December 17, 2003, the staff of the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which supersedes Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the "FAQ") issued with SAB 101 that had been codified in SEC
Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did have a material impact on our revenue recognition policies, results of operations, financial position or cash flows.

RISK FACTORS

         Our business, operations and financial condition are subject to various risks. Investors and prospective investors should carefully consider the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K/A.

         We failed to comply with financial and other covenants in our debt instruments in the past. There is uncertainty regarding the Company's ability to comply with certain of the debt covenants which are contained in the Company's various debt instruments. Any failure by the Company to comply with any of these debt covenants, could result in the immediate acceleration of the debt by the Company's creditors. This risk that one or more of the Company's debt instruments could immediately be called due and payable raises substantial doubt about the Company's ability to continue as a going concern.

         From time to time over the last ten years, we have been in default of the covenants under our debt agreements. At times we have not always had sufficient cash flows from operations and available borrowings to meet our liquidity requirements. As a result of this and other matters, our audited financial statements included audit opinions by our external auditors that included an emphasis of a matter paragraph regarding the Company's ability to continue as a going concern in fiscal years 1994, 1995, 1996, 2002, and 2004.

         In fiscal year 2002, a going concern emphasis paragraph was issued as a result of the maturity of our existing credit facility within one year of the end of the fiscal year end. Taking into consideration our working capital position, our ability to refinance our existing credit facility or have its maturity extended beyond one year was uncertain. Accordingly, we were required to classify such debt as a current liability. In certain other years we obtained waivers from our lenders and did not receive a going concern comment.

         In fiscal year 2004, a going concern paragraph was issued because, at February 29, 2004, we were in default of the Fixed Charge Coverage Ratio covenant under our revolving credit facility with PNC Bank. However, we were able to cure the default by obtaining alternative financing and paying off all amounts owed by us to PNC Bank. See Notes 1 and 5 of Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A.

         There are weaknesses with our internal controls, which could affect our ability to provide accurate financial statements and comply with the Sarbanes-Oxley Act. Our auditors have noted "reportable conditions" and "material weaknesses" with respect to our financial statements from time to time. Reportable conditions involve significant deficiencies in the design or operation of a company's internal controls that could adversely affect the company's ability to record, process, summarize and report financial data. Beginning in fiscal year 1994, our accountants noted reportable conditions in fiscal years 1994, 2000, 2001 and 2002. For fiscal year 2004, our auditors noted material weaknesses relating to our failure to ensure that all transactions were recorded properly and all of our accounts were reconciled on a consistent and timely basis. In May 2004, the Company's principal executive officer and principal financial officer analyzed the facts and circumstances surrounding the quantity and magnitude of the adjusting journal entries within certain subsidiaries at year end. After reviewing the adjustments and restatement entries and performing an evaluation of the internal controls within our reporting entities we concluded that, as of the end of such period, the Company's current controls and procedures require further enhancements to ensure that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

        At this time, management has determined that disclosure controls and procedures may not be sufficient to ensure that data errors, control problems or acts of fraud are detected and to confirm that appropriate corrective action, including process improvements, is undertaken. After reviewing the restatement adjustments and performing an evaluation of our controls and disclosure procedures, management concurs with our current registered public accountants that improvements to internal controls are needed relating to: (1) establishment of policies and procedures regarding capitalization and amortization of balances, (2) establishment of policies and procedures for recording and processing transactions, (3) establishment of standards to review journal entries, account balances and financial statements. During fiscal year 2004 and subsequent, we began a project to improve our internal controls. See Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure." In particular, we are committed to improving the core competencies of our accounting staff and we are adding new accounting positions in the areas of internal audit, reporting and oversight functions. In addition, as a previously private company with no prior public reporting obligations, we are in the process of instituting changes to our internal procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, when and as such requirements become applicable to us. Implementing these changes may require a significant period of time and specific compliance training of our directors, officers and personnel. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to provide accurate financial statements and comply with the Sarbanes-Oxley Act.

         We depend on continued business with the U.S. Air Force Air Mobility Command. If our AMC business declines significantly, it could have a material adverse effect on our operations. In fiscal years 2004, 2003 and 2002,

AMC was our principal customer, accounting for approximately 57.4% 48.2% and 30.8% respectively of our consolidated operating revenues and 87.8%, 73.9% and 51.5%, respectively of our total EIA segment revenues. During January and February of fiscal year 2004, our flight revenues and income from operations were adversely affected by a decrease in our AMC business. This decrease in AMC business was caused by a decision by the U.S. Air Force Air Mobility Command to shift away from commercial aircraft in favor of organic military transport aircraft for movements of cargo directly into Iraq. U.S. commercial aircraft are currently prohibited from operating in Iraq by the FAA. The impact of this change on our AMC expansion revenues was a decrease in flight revenues of approximately $13.3 million during January and February of fiscal year 2004. This estimate was based on average AMC expansion revenues through the first three quarters of fiscal year 2004 against actual AMC expansion revenue for January and February 2004. This trend continued through March and April but AMC expansion revenue has returned to previous earnings levels in May 2004. If AMC elects to fly directly into Iraq or use alternative methods of transportation, we may experience a decline in our consolidated operating revenues, which could have a material adverse impact on our results of operations. We expect that revenues from AMC will continue to be the primary source of our revenue for the foreseeable future. However, our revenues from AMC are derived from one-year contracts that AMC is not obligated to renew. In addition, AMC can terminate or modify its contract with us for convenience if we fail to perform or if we fail to pass bi-annual inspections. Any such termination could also expose us to liability and hinder our ability to compete for future contracts. If our AMC business declined significantly, it could have a material adverse effect on our results of operations and financial condition. Even if AMC continues to award business to us, we cannot assure you that we will continue to generate the same level of revenues we currently derive from AMC business. The volume of AMC business is sensitive to changes in national and international political priorities and the U.S. federal budget.

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

         We also depend on continued business with the U.S. Postal Service. If our business with the U.S. Postal Service declines significantly or if the U.S. Postal Service fails to renew any of our contracts, it could have a material adverse effect on our results of operations and financial condition. In fiscal years 2004, 2003, and 2002, the U.S. Postal Service accounted for approximately 12.5%, 18.3%, and 26.1% respectively of our total operating revenues. The U.S. Postal Service account consists of five separate contracts, which range in original duration from one to five years. Our largest contract comes up for renewal in 2006. Our contracts with the U.S. Postal Service represented approximately 61.2%, 71.3%, and 68.8% of our EAGLE segment revenues for fiscal years 2004, 2003, and 2002 respectively. We cannot assure you that any of these agreements will remain in effect for their scheduled terms or that they will be renewed upon their expiration. Any such termination or non-renewal of any of these agreements by the U.S. Postal Service or any significant decline in our income from our business with the U.S. Postal Service, for any reason, could have a material adverse effect on our results of operations and financial condition.

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

         The industries in which we operate are highly competitive and our failure to effectively compete would adversely affect our results of operations and financial condition. Our industry is highly competitive and susceptible to price discounting due to excess capacity. Because we offer a broad range of aviation services, our competitors vary by geographic market and type of service. Each of the markets we serve is highly competitive, fragmented and, other than ground handling and logistics, can be capital intensive. Competition in each of these industries depends on safety, price, reliability and the availability and quality of service. In addition, some of our contracts are awarded based on a competitive bidding process. Competition arises primarily from other international and domestic contract carriers, regional and national ground handling and logistic companies, internal maintenance units of major airlines and third party maintenance providers, some of which have substantially greater financial resources and more extensive fleets and facilities than we do. Some of our airline competitors are currently facing financial difficulties and as a result could resort to drastic pricing measures with which we may not be able to compete. In addition, some of these airlines have larger fleets of newer wide-body cargo aircraft. Once these airlines resolve their financial difficulties, they will be able to resume operations with these newer larger fleets and compete with us, both in the commercial market and also in AMC business. Some of our competitors may be able to substantially reduce their costs, particularly interest and lease expense, in bankruptcy. We may also compete with our customers who may establish "in-house" operations and stop using our services, because it moved these services in-house. In addition, traffic rights to many foreign countries are subject to bilateral air services agreements between the United States and the foreign country and are allocated only to a limited number of U.S. carriers and are subject to approval by the applicable foreign regulators. Consequently, our ability to provide air cargo service in some foreign markets depends in part on the willingness of the DOT to allocate limited traffic rights to us rather than to competing U.S. airlines and on the approval of the applicable foreign regulators. If we are unable to compete successfully, we may not be able to generate sufficient revenues and cash flow to meet our debt obligations.

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

         The cost of fuel is a major operating expense, and fuel shortages and increases in the price of fuel could adversely affect our operations. The cost of fuel is a major operating expense for all airlines, including ours. Fuel costs are also significant for our EAGLE and EHI operations. For fiscal years 2004, 2003 and 2002, fuel costs were approximately 18.9%, 20.7% and 16.1%, respectively, of our total operating expenses. Also, because of the relative age of our fleet, our aircraft tend to be less fuel-efficient than newer aircraft, and fuel costs tend to be a higher percentage of our operating costs than for other airlines. Both the cost and availability of fuel are subject to many worldwide economic and political factors and events, which are beyond our control, including taxes. The price we pay for fuel varies directly with market conditions, and we have no guaranteed long-term sources of supply. We do not regularly enter into hedging arrangements. If we elect to hedge fuel prices in the future, through the purchase of futures contracts or options or otherwise, there can be no assurance that we will be able to do so successfully.

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

         Changes in general economic and political conditions may have a material adverse effect on our results of operations and financial performance. The commercial air freight industry is highly sensitive to general economic and political conditions, particularly fluctuations in demand for products from abroad. Any negative change in the economic or political climate or a reduction in demand in the world air freight market could increase our security costs, increase the cost or limit the availability of insurance, or reduce our capacity utilization, all of which could have a material adverse effect on our results of operations or financial performance.

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

         Volatility in international currency markets may adversely affect demand for our services. We provide services to numerous industries and customers that experience significant fluctuations in demand based on economic conditions and other factors beyond our control. The demand for our services could be materially adversely affected by downturns in the businesses of our customers. Although we price our services and receive payment for our services almost exclusively in U.S. dollars, many of our customers' revenues are denominated in foreign currencies. Any significant devaluation in such currencies relative to the U.S. dollar could have an adverse effect on such customers' ability to pay us or their demand for our services, which could have a material adverse effect on our results of operations and our ability to make payments on our debt obligations. Conversely, if there is a significant decline in the value of the U.S. dollar against foreign currencies, the demand for some of the products we transport could decline. Such a decline could reduce demand for our services and thereby have a material adverse effect on our results of operations and our ability to make payments on our debt obligations.

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

         Our insurance coverage does not cover all risks. Our operations involve inherent risks that subject us to various forms of liability. We carry insurance against those risks for which we believe other participants in our industry commonly insure, however, we can give no assurance that we are adequately insured against all risks. If our liability exceeds the amounts of our coverage, we would be required to pay any such excess amounts, which amounts could be material. For more information on our insurance policies and risk management. See "Business-Insurance and Risk Management."

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

         All of our outstanding shares are controlled by two principal shareholders, whose interests may conflict with those of our bondholders. A trust controlled by Mr. Delford M. Smith, who is the chairman of our board of directors, beneficially owns 75.1% of our outstanding shares. In addition, Mr. Mark Smith, the son of Mr. Delford M. Smith, beneficially owns 24.9% of Evergreen Holdings, Inc.'s outstanding shares. As a result of this ownership, Mr. Delford M. Smith is able to direct the affairs of Evergreen and to approve any matter requiring the approval of our shareholders. Such matters include the election of directors, the adoption of amendments to our certificate of incorporation and approval of mergers or sales of substantially all our assets and certain related party transactions of the nature and type described in "Item 13, Certain Relationships and Related Transactions," of the Original Filing. There can be no assurance that the interests of our principal shareholders will not conflict with the interests of our bondholders.

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

         The report of our current independent registered public accounting firm for the year ended February 29, 2004, includes an explanatory paragraph regarding the existence of substantial doubt of our ability to continue as a going concern. The report of our current registered public accounting firm for the year ended February 28, 2003, dated April 25, 2003, included an explanatory paragraph stating that there was substantial doubt about our ability to continue as a going concern because we believed that we may not have been able to make the payments on our debt as it came due. However, as disclosed in Notes 1 and 5 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A, we repaid that debt with proceeds obtained from the sale of the senior second secured notes due 2010 and from proceeds obtained from a revolving line of credit obtained with PNC Bank. Accordingly, upon re-issuance of their report on May 16, 2003 and October 10, 2003, the explanatory paragraph discussing the existence of substantial doubt of our ability to continue as a going concern was removed.

Restatements

         As discussed in Note 14 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A, subsequent to the issuance of the Company's fiscal year 2004 consolidated financial statements, as reported in the Original Filing, we determined that such fiscal year 2004 consolidated financial statements contained certain accounting errors. In particular, we determined that the Company's outstanding long-term debt balance as of February 29, 2004, and the total amount of the Company's selling, general and administrative expenses for fiscal year 2004 were both understated by approximately $3,084,000. In addition, after conducting a further review of other year-end transactions for fiscal year 2004, we discovered other accounting errors, the correction of which resulted in an increase of approximately
$25,000 in operating expenses, an increase of approximately $735,000 in current assets, a decrease of approximately $458,000 in property and equipment, an increase of approximately $123,000 in deposits, and an increase of approximately $416,000 in current liabilities. As a result, the Company's consolidated financial statements in this Annual Report on Form 10-K/A for the year ended February 29, 2004 have been restated from amounts previously reported in the Original Filing. The correction of these errors increased the Company's fiscal year 2004 net loss by approximately $1,924,000, increased assets by approximately $400,000, and increased liabilities by approximately
$2,324,000.

         As further discussed in Note 14, we restated our consolidated statement of operations for the fiscal year ended February 28, 2002 to present a claim of approximately $7,200,000 received under the Air Transportation Safety and System Stabilization Act as a separate component of operating expenses. This amount was previously reported in operating revenues (support services and other).

        The following management's discussion and analysis of financial condition and results of operations gives effect to these restatements.

RESULTS OF OPERATIONS FOR FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

         The following information relating to fiscal years 2004 and 2003 is derived from the audited consolidated financial statements of Evergreen Holdings, Inc. for fiscal years 2004 and 2003, which are included in this Annual Report on Form 10-K/A.

                                                                Fiscal Year
                                                     ---------------------------------
                                                       2004                     Total
                                                  (as restated)     2003        Change
                                                   -----------    --------     -------
                                                                (in millions)
Operating revenues:
  Flight revenue                                     $  377.7     $  400.6     $ (22.9)
  Sales of aircraft, parts, and other assets             17.3         12.1         5.2
  Ground logistics services                              99.8        129.7       (29.9)
  Support services and other                             40.8         31.9         8.9
                                                     --------     --------     --------
    Total operating revenues                            535.6        574.3       (38.7)

Operating Expenses:
  Flight costs                                           73.8         69.8         4.0
  Fuel                                                   96.8        100.2        (3.4)
  Maintenance                                            73.3         69.7         3.6
  Aircraft and equipment                                 49.8         44.1         5.7
  Costs of sales of aircraft, parts, and other
    property and equipment                               13.7          8.9         4.8
  Cost of ground logistics services                      89.1        104.6       (15.5)
  Support services and other                             39.0         32.6         6.4
  Selling, general, and administrative                   77.1         62.7        14.4
                                                     --------     --------     --------
    Total operating expenses                            512.6        492.7        19.9
                                                     --------     --------     --------

      Income from operations                         $   23.0     $   81.6     $ (58.6)
                                                     ========     ========     ========

(Totals may not add due to rounding)

OPERATING REVENUES

         Our consolidated operating revenues decreased $38.7 million, or 6.7%, to $535.6 million for fiscal year 2004 from $574.3 million in fiscal year 2003 as a result of the following:

Flight Revenue

         Flight revenue decreased $22.9 million, or 5.7%, to $377.6 million for fiscal year 2004 from $400.6 million for fiscal year 2003. Flight revenue in our EIA segment decreased $26.4 million, or 7.1%, to $342.9 million from $369.2 million. EIA flight revenue derived by the B747 fleet accounted for $20.4 million of the decrease and EIA flight revenue derived by the DC9 fleet accounted for $5.1 million decrease in EIA flight revenue. This decrease in EIA flight revenue was offset by an increase in our EHI segment of $3.4 million, or 10.9%, to $34.8 million for fiscal year 2004 from $31.4 million for fiscal year 2003 in our EHI segment. These changes in flight revenue resulted from the following:

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

         o EIA segment's flight revenue derived from DC9 contracts decreased $5.1 million, or 31.2%, to $11.4 million for fiscal year 2004 from $16.5 million for fiscal year 2003 as a result of a decrease in U.S. Postal Service contracts primarily providing service to southeastern Alaska.

         The following table details EIA block hours by aircraft and contract type for fiscal year 2004 and fiscal year 2003.

747 Block Hour Comparison:
                                  2004         2003        Change
                                 ------       ------       -------
   AMC                           26,410       22,967        3,443
   Other All-In                   1,613        5,426       (3,813)
                                 ------       ------       -------
    Total All In                 28,023       28,393         (370)
                                 ------       ------       -------
   ACMI                             463          583         (120)
                                 ------       ------       -------
    Total 747 Hours              28,486       28,976         (490)
                                 ======       ======       =======

DC9 Block Hour Comparison:
                                   2004         2003       Change
                                 ------       ------       -------
  ALL-IN                          1,169        2,482       (1,313)
  ACMI                            3,302        2,985          317
                                 ------       ------       -------
    Total DC 9 Hours              4,471        5,467         (996)
                                 ------       ------       -------
    Total Block Hours            32,957       34,443       (1,486)
                                 ======       ======       =======

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

         o EASL segment had an increase of $1.7 million, or 32.9%, to $7.0 million for fiscal year 2004 from $5.3 million for fiscal year 2003. This increase in sales was driven by higher aircraft part out sales. Major part out sales programs during fiscal year 2004 consisted of $4.5 million from the sale of two B-767 aircraft and $0.9 million from the sale of two A-300 aircraft.

Ground Logistics Services Revenues

         Ground logistics services revenues, which are wholly comprised of revenues generated by our EAGLE segment, decreased $29.9 million, or 23.1%, to $99.8 million for fiscal year 2004 from $129.7 million for fiscal year 2003 due to a decrease in U.S. Postal Service revenue of $31.1 million. This decrease was driven by the elimination of the $14.3 million U.S. Postal Service Christmas Network (or "CNET") operation and a reduction of Shared Network (or "SNET") volume, which caused a decrease of $13.8 million. These decreases were partially offset by an increase in third party revenue of $1.2 million related to the growth in domestic and international markets.

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

OPERATING EXPENSES

Flight Costs

         Flight costs increased $4.0 million, or 5.8%, to $73.8 million for fiscal year 2004 compared to $69.8 million for fiscal year 2003.

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

Fuel Expense

         Fuel expense decreased $3.4 million, or 3.4%, to $96.8 million for fiscal year 2004 from $100.2 million for fiscal year 2003.

         o EIA segment's fuel costs decreased $4.0 million, or 4.1%, to $94.4 million for fiscal year 2004 from $98.4 million for fiscal year 2003. $2.4 million of the decrease was primarily the result of actual decreases in gallons purchased and an excise tax credit of $1.6 million received during the fiscal year 2004 drove the increase as well.

         o EHI segment's fuel costs increased $0.6 million, or 28.7%, to $2.4 million for fiscal year 2004 from $1.8 million for fiscal year 2003, as a result of higher flight activity related to the light and medium helicopters and general increases in our fuel prices.

Maintenance Expense

         Maintenance expense increased $3.6 million, or 5.2%, to $73.3 million for fiscal year 2004 from $69.7 million for fiscal year 2003 as a result of the following:

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

         o EHI segment's maintenance costs increased $5.5 million, or 68.8%, to $13.5 million for fiscal year 2004 from $8.0 million for fiscal year 2003. These changes were due primarily as a result of higher flight hours, an increase in the fleet size, a shift in flight activity to the medium and light helicopters, and higher configuration costs. Medium and light helicopters generate higher maintenance costs compared to the heavy lift helicopters. Expenses associated with aircraft configuration costs are costs that are incurred subsequent to the acquisition of new contracts, but prior to commencement of services under the terms of such contracts. The term configuration, in this case, refers to changes made to a helicopter to make it suitable for services as specified in a given contract.

Aircraft and Equipment Expenses

         Aircraft and equipment expenses increased $5.7 million, or 12.9%, to $49.8 million for fiscal year 2004 from $44.1 million for fiscal year 2003 as a result of the following:

         o EIA segment's aircraft and equipment costs increased $2.5 million, or 6.8%, to $39.5 million for fiscal year 2004 from $37.0 million for fiscal year 2003. This increase, which resulted from an increase in the number of leased engines being utilized, accounting for a $3.5 million increase in engine rentals.

         o EHI segment's aircraft and equipment costs increased $3.2 million, or 45.1%, to $10.3 million for fiscal year 2004 from $7.1 million for fiscal year 2003 as a result of additional leased aircraft.

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

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $14.4 million, or 23.0%, to $77.1 million for fiscal year 2004 from $62.7 million for fiscal year 2003 as a result of the following:

         o EIA segment's selling, general and administrative expenses increased $5.6 million, or 17.3%, to $37.9 million for fiscal year 2004 from $32.3 million for fiscal year 2003 primarily as the result of higher administrative costs associated with a one-time $4.0 million bonus paid to our Chief Executive Officer, Mr. Delford M. Smith. See Note 11 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A. The remaining $1.6 million increase is primarily attributed to increased legal and professional fees.

         o EAGLE segment's selling, general and administrative expenses increased $3.8 million, or 39.8%, to $13.2 million for fiscal year 2004 from $9.4 million for fiscal year 2003, primarily due to a $2.1 million charge for worker's compensation expenses and a $2.0 million charge for bad debt expense related to U.S. Postal Service receivables.

         o EHI segment's selling, general and administrative expenses increased $2.8 million, or 33.7%, to $11.1 million for fiscal year 2004 from $8.3 million for fiscal year 2003 as the result of increased marketing activities, strengthening management in response to the increase in revenues and the addition of field overhead costs supporting operations in the Gulf of Mexico.

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

INCOME FROM OPERATIONS

         Consolidated income from operations decreased $58.6 million, or 71.8%, to $23.0 million for fiscal year 2004 from $81.6 million for fiscal year 2003. This decrease resulted primarily from the decrease in income from operations in our EIA and EAGLE segments. EIA's income from operations decreased primarily due to the reduction in Asian charter revenues of $44.2 million from the West Coast dock strike in fiscal year 2003 that yielded premium rates compared to the AMC revenue which replaced it in fiscal year 2004. In addition, we experienced a decrease of 3.4% in the AMC rates with the contract year that began in October 2003 impacting revenues by approximately $3.8 million. EAGLE's income from operations decreased primarily due to reduction of ground logistics services revenue caused by the decrease in U.S. Postal Service volume.

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

Other Income and Expense

         Income from non-recurring charges increased $2.9 million, or 193.3%, to $4.4 million in income for fiscal year 2004 from $1.5 million in income for fiscal year 2003 due to the following:

         o Foreign currency exchange gains and losses incurred by EIA as a result of transactions associated with contracts denominated in foreign currencies. We do not have significant foreign currency transactions. Losses on foreign currency contracts increased $0.2 million to $0.2 million during fiscal year 2004 from $0.0 during fiscal year 2003.

         o EIA Segment's income classified as non-recurring charge/aircraft and other increased $4.5 million to $4.5 million for fiscal year 2004 from $0.0 in fiscal year 2003 due primarily to a non-recurring $4.1 million gain on an insurance settlement to repair a damaged aircraft and other infrequent charges related to obsolete inventory write-offs.

         o Our OTHER segment's income classified as non-recurring charge/aircraft and other decreased $1.5 million to $0.0 for fiscal year 2004 from $1.5 million in fiscal year 2003 due to the absence of land sales during fiscal year 2004 but which had occurred during fiscal year 2003.

INCOME TAX EXPENSE

         We had an income tax benefit of $2.0 million for fiscal year 2004 on a loss before income taxes of $8.5 million. We had income tax expense of $19.8 million in fiscal year 2003 on income before taxes of $51.6 million. The benefit in fiscal year 2004 and the expense in fiscal year 2003 were computed at the statutory rates of 34.0% for Federal tax and a blended rate of approximately 4.1% for state taxes in fiscal years 2004 and 2003, respectively (net of the Federal tax benefit of the State tax deduction). In addition there were other adjustments. The following table illustrates the calculation of our income tax benefit (expense) in fiscal years 2004 and 2003:


                                                                              Fiscal Year
                                                                       -------------------------
                                                                         2004
                                                                    (as restated)         2003
                                                                    -------------       --------
                                                                              (in thousands)
Income (loss) before income taxes                                      $ (8,514)        $ 51,611
Combined federal and state tax rates                                       38.1%            38.0%
                                                                       ---------        ---------
"Expected" income tax benefit (expense) before other adjustments       $  3,246         $(19,612)
Other adjustments (1)                                                    (1,226)            (192)
                                                                       ---------        ---------
Income tax benefit (expense)                                           $  2,020         $(19,804)
                                                                       =========        =========

(1) Other is comprised of permanent differences, predominately meals, entertainment, fines and other penalties.


NET LOSS

         Our net income decreased $38.3 million, or 120.4%, to a net loss of $6.5 million for fiscal year 2004 from net income of $31.8 million for fiscal year 2003 as a result of the factors discussed above.

RESULTS OF OPERATIONS FOR FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

         The following information relating to fiscal years 2003 and 2002 is derived from the audited consolidated financial statements of Evergreen Holdings, Inc. for fiscal year 2003 and 2002, which are including in this Annual Report on Form 10-K/A.

(Totals may not add due to rounding)



                                                                 Fiscal Year
                                                     -----------------------------------
                                                                                 Total
                                                       2003         2002         Change
                                                     --------     --------      --------
                                                                (in millions)
Operating revenues:
  Flight revenue                                     $  400.6     $  284.3      $ 116.3
  Sales of aircraft, parts, and other assets             12.1         13.3         (1.2)
  Ground logistics services                             129.7        122.3          7.4
  Support services and other                             31.9         27.8          4.0
                                                     --------     --------      -------
    Total operating revenues                            574.3        447.7        126.5

Operating expenses:
  Flight costs                                           69.8         54.6         15.2
  Fuel                                                  100.2         69.6         30.6
  Maintenance                                            69.8         61.3          8.4
  Aircraft and equipment                                 44.1         48.3         (4.2)
  Costs of sales of aircraft, parts, and other
    property and equipment                                8.9          9.3         (0.4)
  Cost of ground logistics services                     104.6        104.5          0.1
  Support services and other                             32.6         23.2          9.4
  Selling, general, and administrative                   62.7         52.6         10.1
  Impairment charge on aircraft                           --          16.0        (16.0)
  Claim under the Air Transportation Safety and
    System Stabilization Act                              --          (7.2)         7.2
                                                     --------     --------      -------
    Total operating expenses                            492.7        432.2         60.5
                                                     --------     --------      -------

      Income from operations                         $   81.6     $   15.5      $  66.1
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

         The following table details EIA block hours by aircraft and contract type for fiscal year 2003 and 2002:

747 Block Hour Comparison:
                                    2003          2002        Change
                                 -------       -------       --------
  AMC                             22,967        11,510        11,457
  Other All-In                     5,426         8,270        (2,844)
                                 -------       -------       --------
    Total All In                  28,393        19,780         8,613
                                 -------       -------       --------
  ACMI                               583         5,227        (4,644)
                                 -------       -------       --------
    Total 747 Hours               28,976        25,007         3,969
                                 =======       =======       ========

DC9 Block Hour Comparison:
                                    2003          2002        Change
                                 -------       -------       --------
  ALL-IN                           2,482         3,069          (587)
  ACMI                             2,985         1,504         1,481
                                 -------       -------       --------
    Total DC 9 Hours               5,467         4,573           894
                                 -------       -------       --------
    Total Block Hours             34,443        29,580         4,863
                                 =======       =======       ========

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

Fuel Expenses

         Fuel costs are attributable principally to the operations of our EIA segment and, to a lesser extent, our Eagle and EHI segments. Fuel costs were $100.2 million in fiscal year 2003 as compared with $69.6 million in fiscal year 2002, $30.6 million of the increase was due to an increase in all-in hours, primarily with AMC, and $6.1 million of the increase was due to an increase in the average price paid for fuel.

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

Cost of Ground Logistics Services

         Cost of ground logistics services remained relatively unchanged at $104.6 million in both fiscal year 2002 and fiscal year 2003. This is despite the corresponding decrease in ground logistics services revenue for fiscal year 2002 due to a more profitable business mix driven by the first full year of U.S. Postal Service Shared Network (SNET) revenues that were recorded in fiscal year 2002.

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


                                                                              Fiscal Year
                                                                       -------------------------
                                                                         2003             2002
                                                                       --------         --------
                                                                            (in thousands)
Income (loss) before income taxes                                      $ 51,611         $(18,854)
Combined federal and state tax rates                                       38.0%            38.0%
                                                                       ---------        ---------
"Expected" income tax (expense) benefit before other adjustments        (19,612)           7,172
Other adjustments (1)                                                      (192)            (752)
                                                                       ---------        ---------
Income tax (expense) benefit                                           $(19,804)        $  6,420
                                                                       =========        =========


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

Capital Resources

         On May 16, 2003, the Company issued $215 million in aggregate principal amount of 12% senior second secured notes (the "Notes") that will mature in 2010. The Notes were sold for 100% of their face amount. The Notes have interest payments of $12.9 million to be paid on May 15 and November 15 of each year. Concurrent with the issuance of the Notes, Aviation entered into a $100 million revolving credit facility (the "PNC Credit Facility"). The PNC Credit Facility had an interest rate of the lesser of LIBOR plus 3% or the prime rate plus 2% and was due in 2006. The Company initially borrowed $72.1 million under the PNC Credit Facility on May 16, 2003. The proceeds from the refinancing were used to repay $264.7 million outstanding under a previous credit facility. In securing the refinancing, $19.0 million in loan acquisition costs were incurred. These costs are being amortized over the lives of the two loans using the effective interest method. For further discussion see Note 5 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A.

         The PNC Credit Facility and the indenture governing the Notes impose certain restrictions on Aviation, including restrictions that limit its restricted subsidiaries' ability to, among other things: (i) incur additional debt; (ii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments; (iii) place limitations on distributions from restricted subsidiaries; (iv) issue or sell capital stock of restricted subsidiaries; (v) issue guarantees; (vi) sell or exchange assets; (vii) enter into transactions with shareholders and affiliates; (viii) make capital expenditures; (ix) create liens; and (x) effect mergers and other changes of control. Additionally, capital expenditures are limited to $75.0 million per year.

        The PNC Credit Facility also contained financial covenants requiring the Company to meet various financial ratios, such as a minimum tangible net worth ratio, maximum capital expenditures, and a minimum fixed charge coverage ratio. The Company was further required to maintain: i) $5 million of excess availability, which could only be reduced with the consent of each of the lenders under the PNC Credit Facility; ii) a minimum consolidated tangible net worth of $150.0 million through February 29, 2004, and increasing tangible net worth based on net income in subsequent periods; iii) a fixed charge coverage ratio of 1.5 to 1; and iv) an interest coverage ratio of 2.5 to 1.

         As of February 29, 2004, Aviation had approximately $73.6 million in outstanding borrowings from the PNC Credit Facility and $12.4 million available upon application of borrowing base limitations as such borrowing base was available on March 1, 2004 and subject to applicable covenants.

         At February 29, 2004, the Company was in default of the Fixed Charge Coverage Ratio covenant of the PNC Credit Facility. The Company decided to cure the default by paying off all obligations owed by the Company under the PNC Credit Facility. The source of the payoff was funds obtained on May 13, 2004, when Evergreen International Aviation, Inc., and certain of its subsidiaries entered into a new financing arrangement with Wells Fargo Foothill, part of Wells Fargo & Company (NYSE: WFC), and Ableco Finance LLC (collectively,
"the Wells Fargo Lenders").

         The new financing arrangement is a three-year senior secured credit facility (the "New Credit Facility") that consists of a $50 million revolving loan, which is subject to a borrowing limitation based on eligible receivables and eligible inventory, and a $50 million term loan. The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries, other than those subsidiaries that operate the Company's agricultural business. Approximately $83 million was funded at closing in order to prepay and terminate the Company's obligations to PNC Bank under the PNC Credit Facility and to pay certain transaction costs related to the closing of the New Credit Facility. The New Credit Facility has interest rates of LIBOR plus 5.5% or the prime rate plus 3.0% on the term debt and interest rates of LIBOR plus 3.0% or the prime rate plus 0.5% on the revolving credit facility and is due in 2007.

Going Concern Qualifications; Debt Compliance

         Substantially all of the assets of the Company are pledged as collateral under the Company's various debt agreements. If the Company or its restricted subsidiaries violates any of the covenants in the Company's debt agreements and are unable to obtain waivers from the lenders or noteholders, the debt could be immediately accelerated and called due by the Company's creditors, which would raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, cross default provisions exist in the indenture governing the Notes whereby a default on the Notes would occur if an event of default under issues of indebtedness of Aviation, any subsidiary guarantor or other significant subsidiary having an outstanding principal amount of $10 million or more in the aggregate for all such issues of all such persons and such default causes the holder to declare the indebtedness due and payable prior to its stated maturity and such indebtedness is not discharged in full or such acceleration is not rescinded or annulled within 30 days.

         In the past, we have not always had sufficient cash flows from operations and available borrowings to meet our liquidity requirements, including debt service payments. We have also failed at various times to comply with several of our covenants in our debt agreements. These covenant violations include failure to maintain a minimum Fixed Charge Coverage Ratio, failure to maintain a minimum Debt to EBITDA Ratio, failure to timely provide financial statement reports, purchasing a new aircraft through our revolving credit facility instead of with proceeds from a special tranche of term loans, failure to comply with the transactions with affiliates covenant and the loan covenant, failure to comply with the covenant that limited our capital expenditures, and merging a subsidiary with another subsidiary when an event of default or default had occurred and was continuing. For a more detailed discussion of defaults on our debt agreements, see "Risk Factors - We failed to comply with financial and other covenants in our debt instruments in the past."

         The audit report for fiscal year 2004 contains an explanatory paragraph that states that, due to the historical difficulty we have had in meeting our debt covenants, there is substantial doubt as to our ability to continue a going concern. Our ability to continue as a going concern is dependent on future financial results and, in the event we are in breach of any of the covenants on our debt, our ability to restructure or otherwise amend the terms of that debt. The financial statements do not include any adjustments to reflect the possible future effects on either the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

         Under the New Credit Facility, the Company is required to deliver to the Wells Fargo Lenders a copy of the Company's consolidated financial statements for each fiscal year which ends during the term of the New Credit Facility. The consolidated financial statements must be accompanied by an audit report that does not contain any qualification, including any explanatory comments regarding the Company's ability to continue as a going concern (the "unqualified audit covenant"). Because the audit report for the fiscal year ended February 29, 2004 contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Wells Fargo Lenders notified the Company that the Wells Fargo Lenders believed that the Company was in default of the unqualified audit covenant. However, the Company maintained that such audit report and consolidated financial statements for the fiscal year ended February 29, 2004 were not subject to the unqualified audit covenant because the audit report and consolidated financial statements for the fiscal year ended February 29, 2004 relate to a period prior to the May 13, 2004
closing date of the New Credit Facility.   In resolution of the matter, on
August 9, 2004, the Wells Fargo Lenders issued a Conditional Waiver letter in which the Wells Fargo Lenders waived any default or event of default that may have occurred solely as a result of the failure of the Company to have complied with the requirements of the unqualified audit covenant for the fiscal year ended February 29, 2004.

         In fiscal years 2003 and 2002, our audited financial statements were subject to "going concern" comments. The going concern comments were issued because our old credit facility was scheduled to mature within twelve months of the end of such fiscal years and, given our working capital position, there was uncertainty as to our ability to refinance the existing credit facility or have its maturity extended beyond twelve months. Accordingly, we were required to classify such debt as a current liability. Subsequently, the "going concern" comments were removed from the report of independent registered public accounting firm on our fiscal year 2003 audited financial statements because, in May 2003, we repaid our outstanding debt as it came due with proceeds that we obtained from the sale of bonds and funds that were available to us under our revolving credit facility

         In addition, from time to time, due to a lack of liquidity and the existence of restrictive covenants in our existing credit agreements, we have not been able to acquire the helicopters required to meet our customers' demand for our services. On a number of these occasions, we have been able to obtain leases of the required helicopters from Mr. Delford M. Smith and his affiliates, as described in "Item 13. Certain Relationships and Related Transactions" of the Original Filing.

Cash and Cash Equivalents

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

Cash Provided by Operating Activities

         Cash flows from operating activities have historically been driven by net income (loss) combined with fluctuations in accounts receivable and accounts payable balances.

         We generated cash in operating activities of $53.1 million, $100.3 million and $107.5 million during the fiscal years ended February 29, 2004, and February 28, 2003 and 2002 respectively. Cash provided by operations decreased $47.0 million from fiscal year 2003 to fiscal year 2004. The decrease in cash provided by operations was primarily the result of a net loss of $6.5 million adjusted primarily for non-cash charges such as depreciation and amortization, and a $16.2 million decrease in accounts receivable. The decrease in accounts receivable was primarily associated with the settlement agreement we entered into with the U.S. Postal Service for $17.6 million that was subject to certain terms and conditions of which we collected $15.6 million during the year and wrote off $2.0 million. Other adjustments to reconcile net income to net cash provided by operating activities included a $12.1 million decrease in accounts payable and accrued liabilities related mostly to our new financing arrangements, a $3.2 million decrease in income taxes payable, a $2.8 million increase in prepaid expenses and other assets, and a $4.1 million net gain from an insurance settlement.

Cash Used in Investing Activities

         Cash flows used in investing activities includes purchases of property, equipment, and overhauls; proceeds from the sale of property and equipment; notes receivable from affiliates; and changes to other assets. Capital expenditures on purchases of property and equipment, and engine overhauls primarily comprise purchases of additional parts, aircraft, investments in airframes, engine overhauls and enhancements to aircraft. To a lesser extent, net cash used in investing activities includes purchases of equipment purchases associated with our EAGLE locations and expansion at existing EAGLE locations.

         We used cash in investing activities of $62.3 million, $52.2 million and $16.8 million during the fiscal years ended February 29, 2004, and February 28, 2003 and 2002 respectively. Cash used by investing activities decreased $10.5 million from fiscal year 2003 to fiscal year 2004.

         During the twelve months ended February 29, 2004, proceeds from asset sales were $9.5 million. We also received proceeds of $8.2 million from an insurance settlement to repair a damaged aircraft, and $4.1 million of these proceeds were used to buyout related leases. Prepaid expenses and other assets increased $13.8 million due partially to a $1.9 million deposit related to the purchase of a Gulfstream IV aircraft, and $0.5 million for a standby letter of credit in connection with a contract for our Helicopters segment.

         Cash capital expenditures for fiscal years 2004, 2003 and 2002 were $61.9 million, $60.8 million and $35.7 million respectively. In fiscal year 2002, our lower capital expenditures were largely the result of lower levels of flight activity. In fiscal 2004, our capital expenditures included approximately $19.3 million in heavy maintenance of our aircraft ("C" checks and "D" checks) and approximately $10.4 million in engine overhauls. Increasing aircraft utilization and escalating maintenance costs related to engine and airframe overhauls has resulted in increasing capital expenditures since fiscal year 2002.

         Capital expenditures for the twelve months ended February 29, 2004 consisted of $44.0 million of expenditures by the EIA segment primarily for normal airframe overhauls and system upgrades on our fleet of B747s and DC9s, rotables repairs, equipment acquisitions and engine acquisitions. Capital expenditures for the twelve months ended February 29, 2004 by the EHI segment were $12.0 million and consisted primarily of aircraft purchases and deferred overhauls and configuration costs during the twelve months ended February 29, 2004.

Cash Provided by Financing Activities

         Cash flows used in financing activities primarily represent payments on borrowings under our bank term loans, revolving credit facilities, financed engine overhauls, and interest payments and fees associated with the May 2003 refinancing. The refinancing was composed of Aviation's issuance of $215 million senior second secured notes that mature in 2010 and a $100 million collateralized revolving credit facility with $73.6 million outstanding as of February 29, 2004.

         Cash provided by financing activities in fiscal year 2004 was $7.7 million. Cash used in financing activities for fiscal years 2003 and 2002 was $51.4 million and $87.4 million respectively. From fiscal year 2003 to fiscal year 2004, we realized a net increase in cash provided by financing activities of $59.1 million due primarily to a refinancing of the Company's long-term debt.

         Proceeds from the refinancing on May 16, 2003 resulted in $215 million from the issuance of senior secured notes that mature in 2010 and $72.1 million from a collateralized revolving credit facility. The proceeds from the refinancing were used to repay $264.7 million outstanding debt under a previous credit facility. In securing the refinancing, $19.0 million in loan acquisition costs were incurred. These costs are being amortized over the lives of the two loans using the effective interest method. The Company made its first two semi-annual $12.9 million interest payments on November 15, 2003 and May 15, 2004 respectively. For further discussion see Note 5 of "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A.

Commitments

         The following table summarizes our contractual cash obligations as of February 29, 2004, but does not consider the effect of the May 13, 2004 refinancing as described in Note 5 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A:


                     Long-Term                    Operating
                       Debt         Short-Term      Lease          Other           Total
     Fiscal        (as restated)       Debt       Obligations    Obligations   (as restated)
     ------        -------------     -------      -----------    ------------   ------------
                                               (in millions)
      2005          $    0.0        $  11.6        $  20.5        $  3.0        $   35.1
      2006               6.5            0.0           11.8           3.0            21.3
      2007              75.8            0.0            7.5           3.0            86.3
      2008               1.7            0.0            4.7           3.0             9.4
      2009               0.8            0.0            3.7           3.0             7.5
Thereafter          $  215.1        $   0.0        $   6.6        $  3.0        $  224.7


         Other obligations consist exclusively of contractual obligations payable pursuant to an employment agreement we entered into in May 2003 with our Chief Executive Officer and Chairman, Mr. Smith. The employment agreement provides for compensation at the rate of $3.0 million per year and a one-time bonus in the amount of $4.0 million, which was paid after completion of the refinancing of our old credit facility in May 2003.

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

         There is a possibility that we may be asked to return all or a portion of the $7.2 million that we received in fiscal year 2002 for our claims for losses pursuant to the Air Transportation Safety and System Stabilization Act. As of February 29, 2004, we have received no further correspondence and have not participated in any further negotiations regarding this matter and we do not anticipate that we will be required to pay any additional amounts. To the extent we need to actually pay these amounts, we believe cash on hand and amounts expected to be available under our revolving credit facility will be sufficient.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With respect to interest rate risks at February 29, 2004, we had fixed rate debt of $227.3 million, and variable rate debt of $84.2 million. Based on the outstanding balances at February 29, 2004, each 1% change in interest recalculated on our variable rate debt would have increased or decreased our annual interest cost by approximately $0.8 million, and a 1% increase in interest rates would decrease the fair market value of our fixed rate debt by approximately $2.2 million. We have not entered into any obligations for trading purposes.

         The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents and debt obligations. The following summarizes our contractual cash obligations as of February 29, 2004, but does not consider the effect of the refinancing May 13, 2004 as described in Note 5 of the "Notes to Consolidated Financial Statements" in
Part II, Item 8 of this Annual Report on 10-K/A.


                                                             Expected Maturity Dates
                                                        ----------------------------------
                                                                  (as restated)
                                ----------------------------------------------------------------------------------
                                                                                       There-               Fair
                                  2005      2006       2007       2008      2009       after     Total      Value
                                                                  (in millions)
                                ----------------------------------------------------------------------------------
Debt obligations:

Long-term debt

  Senior Secured Debt         $   --     $   --     $   --     $   --     $   --     $ 215.0    $ 215.0    $ 148.4

    Average Interest Rate        12.0%      12.0%      12.0%      12.0%      12.0%      12.0%      12.0%


  Other Fixed Rate Debt       $   7.5    $   4.2    $   0.5    $   0.1    $    --    $   --     $  12.3    $  10.7

    Average Interest Rate         9.5%       9.6%       8.5%       6.7%       6.7%       7.3%       6.0%


  Variable Rate Debt          $   4.1    $   2.3    $  75.3    $   1.6    $   0.8    $   0.1    $  84.2    $  84.2

    Average Interest Rate         6.4%       6.0%       6.0%       7.0%       6.9%       3.9%       5.3%


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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    Evergreen Holdings, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements


         The following financial statements are the consolidated financial statements of Evergreen Holdings, Inc., the parent company of Evergreen International Aviation, Inc. and its subsidiaries. Evergreen International Aviation, Inc. is the issuer of certain 12% Senior Second Secured Notes due 2010 (the "Notes") (see Note 5 of Notes to Consolidated Financial Statements).
The Notes are fully and unconditionally guaranteed on a joint and several, senior basis by Evergreen Holdings, Inc., the Trust Created February 28, 1986, and substantially all of the subsidiaries of Evergreen International
Aviation, Inc.

         Condensed consolidating financial statements which separately present the financial information for Evergreen Holdings, Inc., Evergreen International Aviation, Inc., the subsidiary guarantors on a combined basis, the non-guarantor subsidiaries on a combined basis, consolidating adjustments, and total consolidated amounts are included in Note 15 of Notes to Consolidated Financial Statements.


Consolidated Financial Statements of Evergreen Holdings, Inc. and its
 Subsidiaries:
                                                                            PAGE
Report of PricewaterhouseCoopers LLP, Independent Registered
     Public Accounting Firm..................................................45

Report of Deloitte & Touche LLP, Independent Registered
     Public Accounting Firm..................................................46

Consolidated Balance Sheets as of February 29, 2004 (as restated)
     and February 28, 2003...................................................47

Consolidated Statements of Operations for the Years Ended February 29, 2004
     (as restated), February 28, 2003 and 2002 (as restated).................48

Consolidated Statement of Stockholders' Equity for the Years Ended
     February 29, 2004 (as restated), February 28, 2003 and 2002.............49

Consolidated Statements of Cash Flows for the Years Ended
     February 29, 2004 (as restated), February 28, 2003 and 2002.............50

Notes to Consolidated Financial Statements...................................52

Schedule II - Valuation and Qualifying Accounts..............................88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Evergreen Holdings, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Evergreen Holdings, Inc. and its subsidiaries (the Company) at February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the two years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 14 to the financial statements, the Company has restated its consolidated financial statements for the fiscal year ended
February 29, 2004.


PricewaterhouseCoopers LLP
Portland, OR
June 11, 2004, except as to the Fiscal Year 2004 caption under Note 14 to the consolidated financial statements, which is as of September 28, 2004

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

Deloitte & Touche LLP

Portland, Oregon
July 16, 2002 (April 25, 2003 as to Note 12, October 10, 2003
         as to Note 15, and November 20, 2003 as to Note 14)

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS FEBRUARY 29, 2004 (AS RESTATED) AND FEBRUARY 28, 2003
                                 (In thousands)


                                                                2004
                                                           (as restated -)
                                                             see Note 14)    2003
                                                           --------------  --------
                                 ASSETS
Current assets:
  Cash                                                        $  4,071     $  5,638
  Accounts receivable, less allowance of $2,029 and
         $32,848 for doubtful accounts
    Trade                                                       37,143       51,907
    Other                                                        2,229        3,667
  Receivable and notes from affiliates, net                      2,199          112
  Inventories                                                   14,719       17,786
  Prepaid expenses and other assets                              6,965        3,746
  Income taxes receivable                                          583         --
  Deferred tax asset                                            11,964       10,444
                                                              --------     --------
    Total current assets                                        79,873       93,300

  Assets held for sale                                           6,760        6,968
  Notes receivable from affiliates                              15,563       18,038
  Property and equipment, net                                  544,939      553,736
  Capitalized loan acquisition costs                            15,531        5,707
  Other assets                                                  10,975        8,859
  Goodwill                                                       5,494        5,494
                                                              --------     --------
    Total assets                                              $679,135     $692,102
                                                              ========     ========

                 LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Current portion of long-term debt                           $ 11,580     $285,403
  Accounts payable                                              43,204       63,699
  Accrued liabilities                                           20,597       18,759
  Accrued interest                                               7,735        1,857
  Affiliate trade and notes payable                              2,377          348
  Income taxes payable                                            --          2,257
                                                              --------     --------
    Total current liabilities                                   85,493      371,318

Long-term debt                                                 299,937       18,455
Deferred income and other                                          101          495
Deferred tax liabilities                                       104,664      105,395
                                                              --------     --------
      Total liabilities                                        490,195      496,668
                                                              --------     --------

 Commitments and contingencies (Notes 8 and 9)

                          STOCKHOLDERS' EQUITY
 Stockholders' equity:
   Common stock, no par value; 20,000,000 shares                 7,568        7,568
     authorized, 10,054,749 issued and outstanding
   Retained earnings                                           181,372      187,866
                                                              --------     --------
                       Total stockholders' equity              188,940      195,434
                                                              --------     --------

               Total liabilities and stockholders' equity     $679,135     $692,102
                                                              ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
  FEBRUARY 29, 2004 (AS RESTATED), AND FEBRUARY 28, 2003 AND 2002 (AS RESTATED)
                                 (In thousands)

                                                               2004                         2002
                                                          (as restated -               (as restated -
                                                            see Note 14)     2003        see Note 14)
                                                         ---------------   ---------    ------------
Operating revenue:
  Flight revenue                                            $ 377,650      $ 400,603      $ 284,293
  Sales of aircraft, parts, and other assets                   17,357         12,137         13,270
  Ground logistics services                                    99,790        129,724        122,287
  Support services and other                                   40,837         31,871         27,857

                                                            ----------     ----------     ----------
    Total operating revenues                                  535,634        574,335        447,707
                                                            ----------     ----------     ----------

Operating expenses:
  Flight costs                                                 73,816         69,808         54,645
  Fuel                                                         96,769        100,195         69,559
  Maintenance                                                  73,265         69,740         61,279
  Aircraft and equipment                                       49,847         44,139         48,269
  Costs of sales of aircraft, parts, and other
    property and equipment                                     13,709          8,888          9,291
  Cost of ground logistics services                            89,150        104,559        104,598
  Support services and other                                   38,957         32,636         23,168
  Selling, general, and administrative                         77,065         62,729         52,616
  Impairment charge on aircraft                                  --             --           16,000
  Claim under the Air Transportation Safety
    and System Stabilization Act                                 --             --           (7,204)
                                                            ----------     ----------     ----------
    Total operating expenses                                  512,578        492,694        432,221
                                                            ----------     ----------     ----------

    Income from operations                                     23,056         81,641         15,486
                                                            ----------     ----------     ----------

Other (expense) income:
  Interest expense                                            (34,840)       (30,576)       (34,297)
  Other income, net                                             4,386          1,508            836
                                                            ----------     ----------     ----------
    Other expense, net                                        (30,454)       (29,068)       (33,461)
                                                            ----------     ----------     ----------

(Loss) income before minority interest and income taxes        (7,398)        52,573        (17,975)

  Minority interest                                            (1,116)          (962)          (879)
                                                            ----------     ----------     ----------

(Loss) income before income taxes                              (8,514)        51,611        (18,854)

  Income tax benefit (expense)                                  2,020        (19,804)         6,420
                                                            ----------     ----------     ----------

Net (loss) income                                           $  (6,494)     $  31,807      $ (12,434)
                                                            ==========     ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
         FEBRUARY 29, 2004 (AS RESTATED), AND FEBRUARY 28, 2003 AND 2002
                        (In thousands, except share data)


                                                              Retained
                                      Common Stock            Earnings          Total
                                 Shares         Amount      (as restated)   (as restated)
                               ----------     ----------     ----------      ----------
Balance, February 28, 2001     10,054,749     $    7,568     $  168,493      $  176,061
Net loss                             --             --          (12,434)        (12,434)
                               ----------     ----------     -----------     -----------
Balance, February 28, 2002     10,054,749          7,568        156,059         163,627
Net income                           --             --           31,807          31,807
                               ----------     ----------     -----------     -----------
Balance, February 28, 2003     10,054,749          7,568        187,866         195,434
Net loss                             --             --           (6,494)         (6,494)
                               ----------     ----------     -----------     -----------
Balance, February 29, 2004     10,054,749     $    7,568     $  181,372      $  188,940
                               ==========     ==========     ===========     ===========




The accompanying notes are an integral part of the consolidated financial statements.



                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
         FEBRUARY 29, 2004 (AS RESTATED), AND FEBRUARY 28, 2003 AND 2002
                                 (In thousands)
                                                                      2004
                                                                 (as restated -
                                                                   see Note 14)      2003           2002
                                                                   -----------    ---------      ---------
Cash Flows from operating activities:
  Net (loss) income                                                $  (6,494)     $  31,807      $ (12,434)
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
  Depreciation                                                        24,303         25,676         28,626
  Amortization                                                        42,352         43,453         38,078
  Deferred income taxes                                               (2,251)        22,417        (11,414)
  Gain on sale of property and equipment                                (741)        (4,904)          (947)
  Gain on insurance settlement                                        (4,093)           --             --
  Impairment charges on aircraft                                        --              --          16,000
  Deferred (income) loss and other                                      (394)            69            --
  Foreign currency exchange loss (gain)                                  207            (16)           (48)
  Minority interest income                                             1,116            962            879
  Changes in operating assets and liabilities:
    Accounts receivable                                               16,203         (3,358)        60,132
    Receivables from affiliates                                       (2,087)          --             (896)
    Inventories                                                        3,067         (2,299)        (4,669)
    Prepaid expenses and other assets                                 (3,219)       (10,107)         2,133
    Accounts payable and accrued liabilities                         (12,074)         2,318        (11,530)
    Income taxes payable                                              (2,840)        (5,716)         3,618
                                                                   ----------     ----------     ----------
    Net cash provided by operating activities                         53,055        100,302        107,528
                                                                   ----------     ----------     ----------

Cash flows from investing activities:
  Purchases of property, equipment, and overhauls                    (61,894)       (60,826)       (35,694)
  Proceeds from disposal of property and equipment                     9,464          7,480         10,899
  Early payment of operating leases with insurance settlements        (4,090)          --             --
  Proceeds from insurance settlements                                  8,183           --             --
  Repayments on notes receivable from affiliates                        (112)         3,435          2,529
  Advances on notes receivable from affiliates                          --           (2,574)        (6,522)
  Other assets                                                       (13,832)           286         11,953
                                                                   ----------     ----------     ----------
    Net cash used in investing activities                            (62,281)       (52,199)       (16,835)
                                                                   ----------     ----------     ----------

Net cash provided by financing activities:
  Proceeds from long term debt                                       284,491            367          2,330
  Payments on long term debt                                        (122,378)        (6,304)       (85,127)
  Proceeds from operating loans and short term debt                   (1,500)         6,987         20,200
  Payments on operating loans and short term debt                   (152,954)       (52,396)       (23,000)
  Payments on notes payable to affiliates                               --              (41)        (1,800)
                                                                   ----------     ----------     ----------
    Net provided by (used in) financing activities                     7,659        (51,387)       (87,397)
                                                                   ----------     ----------     ----------

    Net (decrease) increase in cash
      and cash equivalents                                            (1,567)        (3,284)         3,296

Cash and cash equivalents, beginning of period                         5,638          8,922          5,626
                                                                   ----------     ----------     ----------

Cash and cash equivalents, end of period                           $   4,071      $   5,638      $   8,922
                                                                   ==========     ==========     ==========

Supplemental cash flow information:
  Interest                                                         $  25,225      $  28,329      $  36,494
  Income taxes                                                     $   3,635      $   1,059      $   1,394

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   FEBRUARY 29, 2004 (AS RESTATED), AND FEBRUARY 28, 2003 AND 2002 - CONTINUED
                                 (In thousands)


Supplemental schedule of non-cash investing and financing activities:

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

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


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

         Pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that its core business activities are comprised of six distinct operations, which are EIA, EAGLE, EHI, EAC, EASL, and OTHER. The Company's EIA segment consists of Holdings, EA, and EIA. The Company's OTHER segment consists of EAE and Vintage.

LIQUIDITY

         The Company's consolidated financial statements as of February 29, 2004 and for the year ended have been prepared on a going concern basis, which contemplates the realization of assets and settlements of liabilities and commitments in the normal course of business. However, in the past, the Company has not always had sufficient cash flows from operations and available borrowings to meet its liquidity requirements, including debt service payments. The Company has also failed at various times to comply with one or more of its covenants in its debt agreements. These covenant failures include failure to maintain a minimum Fixed Charge Coverage Ratio, failure to maintain a minimum Debt to EBITDA Ratio, failure to timely provide financial statement reports, purchasing a new aircraft through the revolving credit facility instead of with proceeds from a special tranche of term loans, failure to comply with the transactions with affiliates covenant and the loan covenant, failure to comply with the covenant that limited its capital] expenditures, and merging a subsidiary with another subsidiary when an event of default or default had occurred and was continuing.

         In addition, from time to time, due to a lack of liquidity and the existence of restrictive covenants in the Company's existing credit agreements, the Company has not been able to acquire the helicopters required to meet the demand for the Company's services. On a number of these occasions, the Company has been able to obtain leases of the required helicopters from Mr. Delford M. Smith and his affiliates, as described in "Item 13. Certain Relationships and Related Transactions" of the Original Filing.

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


Going Concern Qualifications - Fiscal Years 2003 and 2002

         In fiscal years 2003 and 2002, the Company's audited financial statements were subject to "going concern" comments due to the maturity of the Company's old credit facility within twelve months of the end of such fiscal years and, given the Company's working capital position, uncertainty as to the Company's ability to refinance the existing credit facility or have its maturity extended beyond twelve months. Accordingly, the Company was required to classify such debt as a current liability. Subsequently, comments regarding "going concern" were removed from the report of independent registered public accounting firm on the fiscal year 2003 audited financial statements because the Company repaid outstanding debt as it came due with proceeds obtained from the sale of bonds and funds available under the revolving credit facility in May 2003.

        At February 29, 2004, the Company was in default of the Fixed Charge Coverage Ratio covenant under its $100,000 revolving credit facility with PNC Bank. The Company decided to cure the default by paying off all obligations owed by the Company to PNC Bank under the revolving credit facility. The source of the payoff was funds obtained on May 13, 2004, when Evergreen International Aviation, Inc., and certain of its subsidiaries entered into a financing arrangement with Wells Fargo Foothill, part of Wells Fargo & Company
(NYSE: WFC), and Ableco Finance LLC (collectively, "the Wells Fargo Lenders"). The new credit facility (the "New Credit Facility") consists of a $50,000 revolving loan, which is subject to a borrowing limitation based on eligible receivables and eligible inventory, and a $50,000 term loan. The $50,000 revolving loan has interest rates of LIBOR plus 3.0% or the prime rate plus 0.5%, and the $50,000 term loan has interest rates of LIBOR plus 5.5% or the prime rate plus 3.0%. The New Credit Facility matures in 2007, and is secured by substantially all of the assets of the Company and its domestic subsidiaries, other than those subsidiaries that operate the Company's agricultural business. For a further discussion of both the revolving credit facility with PNC Bank and the New Credit Facility, see Note 5, "Debt Obligations."

        At February 29, 2004, the Company was also in default of covenants associated with its line of credit with Merrill Lynch Business Financial Securities, Inc. The line of credit was amended whereby the covenants were modified such that the Company was in compliance at February 29, 2004.

Fiscal Year 2004 Going Concern Qualification

         The Company's ability to remain in compliance with its debt covenants continues to be uncertain. If the Company or its restricted subsidiaries violates any of the covenants in its debt agreements and are unable to obtain waivers from the lenders or noteholders, the debt could be immediately accelerated and called due by the Company's creditors.

         As a result, the audit report for fiscal year 2004 contains an explanatory paragraph which states that, due to the Company's historical difficulty in meeting its debt covenants, there is substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on the Company's future financial results and, in the event that the Company is in breach of its debt covenants, whether or not the Company will be able to restructure or otherwise amend the terms of its debt. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

         Under the New Credit Facility, the Company is required to deliver to the Wells Fargo Lenders a copy of the Company's consolidated financial statements for each fiscal year which ends during the term of the New Credit Facility. The consolidated financial statements must be accompanied by an audit report that does not contain any qualification, including any explanatory comments regarding the Company's ability to continue as a going concern (the "unqualified audit covenant"). Because the audit report for the fiscal year ended February 29, 2004 contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Wells Fargo Lenders notified the Company that the Wells Fargo Lenders believed that the Company was in default of the unqualified audit covenant. However, the Company maintained

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


that such audit report and consolidated financial statements for the fiscal year ended February 29, 2004 were not subject to the unqualified audit covenant because the audit report and consolidated financial statements for the fiscal year ended February 29, 2004 relate to a period prior to the May 13, 2004
closing date of the New Credit Facility.   In resolution of the matter, on
August 9, 2004, the Wells Fargo Lenders issued a Conditional Waiver letter in which the Wells Fargo Lenders waived any default or event of default that may have occurred solely as a result of the failure of the Company to have complied with the requirements of the unqualified audit covenant for the fiscal year ended February 29, 2004.

Management Response

         As described above, the Company refinanced its existing PNC Credit Facility with a three year senior secured credit facility with Wells Fargo Foothill, a part of Wells Fargo & Company, and Ableco Financial LLC that includes covenants that the Company believes will be achieved.

         If the Company were to be in default of its covenants in the future, it would, as it has in the past, seek to obtain amendments to the debt or waivers of the covenants so that the Company was no longer in violation.

         The Company has instituted various cost controls to reduce operating expenses including the timely monitoring of labor, aircraft maintenance and selling, general and administrative costs. These include:

         o The reduction of labor costs as a percentage of revenue in certain subsidiaries by approximately five percent or $5,400.

         o The renegotiation of insurance costs to reduce the transport expenses on fixed winged aircraft by approximately nineteen percent or $700.

         o Overall reduction of professional services costs as the Company begins to take some of these functions in-house.

         o Consolidation of certain accounting functions within the various subsidiaries.

         o Focus on reducing non-essential maintenance costs.

         Additionally, the Company continues to enhance its system of internal controls such that timely financial reporting will assist in the frequent monitoring of these costs.

         The Company's consolidated financial statements as of February 28, 2002 and for the year then ended were prepared on a going concern basis, which contemplated the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company was in default of one of its covenants, a fixed charge coverage ratio, under its term loans and its revolving credit agreement as of February 28, 2002. This difficulty in meeting loan agreement covenants, along with its negative working capital position, raised substantial doubt about the Company's ability to continue as a going concern. The Company obtained waivers of certain of these covenant violations until August 15, 2002. As a result of obtaining only a temporary waiver of certain of the covenant violations, the Company classified term loans of $263,000 and the borrowings under the revolving credit agreement of $38,000 as current on the Company's balance sheet as of February 28, 2002.

         The Company was in default of several of its covenants under its revolving credit facility at February 28, 2003. On May 16, 2003, the Company completed a $215,000 debt offering and borrowed $72,100 under a new revolving credit facility (see Note 5).

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The operations of the Company's active foreign subsidiary are not significant.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at that time. On an ongoing basis the Company evaluates and updates its estimates as appropriate. Actual results could differ from those estimates under different assumptions or conditions.

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

INVENTORIES

         Inventories consist primarily of (i) expendable parts and supplies for aircraft maintenance and for sale to third parties, which are carried at the lower of average cost or net realizable value, and (ii) agricultural crops and nursery products, which are carried at the lower of first-in, first-out cost or net realizable value. Maintenance inventories are charged to operations as issued for use and agricultural and all other inventories are charged to operations when sold. The nature of these inventories generally results in their utilization over an operating cycle in excess of one year. The Company periodically reviews inventories for potential obsolescence and records adjustments, as necessary, to reflect the lower of cost or net realizable value. The Company had no material adjustments related to obsolete inventory during fiscal year 2004 or fiscal year 2003.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. All costs of major renewals, modifications and overhauls, such as "C" and "D" checks, are capitalized. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and charged to income in the period the asset is sold or retired.

         Depreciable assets are depreciated down to their estimated residual values utilizing the straight-line method over the estimated useful lives of the assets. Aircraft, aircraft engines and rotable assets are depreciated from 8 to 38 years, machinery and equipment from 3 to 10 years, and buildings and improvements from 10 to 40 years.

         Effective as of September 1, 2003, the Company changed the estimated useful lives of the aircraft in its EHI segment to more accurately reflect the Company's current estimate of the useful lives of such aircraft. (See Note 3).

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


Overhauls of aircraft and rotable assets are accounted for as follows:

         o Large fixed-wing aircraft overhauls: Upon acquisition, the cost of major aircraft overhaul components included in the purchase price is segregated from the cost of equipment. Overhaul component costs and subsequent capitalized major overhauls are amortized to expense over the period until the next scheduled overhaul, generally a period of ten years or less.
         o Helicopters, medium and light fixed-wing aircraft overhauls: Major overhaul components purchased with the aircraft are depreciated as part of the cost of equipment. Subsequent major overhauls are capitalized and amortized over operating hours to the succeeding overhaul, generally a period of two years or less.

         o Rotable asset overhauls: The cost of rotable asset overhauls for large fixed-wing aircraft and helicopters is capitalized and amortized over estimated useful lives, generally a period of five years or less. The cost of repairing rotable assets is expensed as incurred.

         Management evaluates the recoverability of the carrying value of property and equipment at each balance sheet date or when events or changes in circumstances indicate that a carrying amount may not be recoverable. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows to be derived from the related assets is less than the carrying amount of the assets. The amount of the impairment loss is based on the difference between the related assets' carrying value and the expected future discounted net cash flows. The factors considered by management in performing this assessment includes current operating results, trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. Based on management's reviews, an adjustment related to impairment associated with the carrying value of capitalized assets was not required in fiscal year 2004 and 2003. In fiscal year 2002, an impairment loss of $16,000 was recognized on the Company's DC9-33 fleet, which was determined based on a forecast of the net present value of expected future cash flows to be earned by the aircraft.

LEASED AIRCRAFT OVERHAULS

         We capitalize the costs of required major maintenance and inspection of engines and airframes for our leased aircraft. Such capitalized costs are then amortized to expense over the number of years until the next scheduled overhaul, generally a period of ten years or less, or, if sooner, until the termination of the lease.

ASSETS HELD FOR SALE

         Aircraft parts and other assets held for sale are recorded at the lower of cost or net realizable value. Cost of aircraft held for sale includes the amount of related unamortized overhauls.

CAPITALIZED LOAN ACQUISITION COSTS

         On May 16, 2003, the Company completed a refinancing program which included costs associated with the issuance of the 12% senior secured notes due 2010 and a $100,000 revolving credit facility (see Note 5). The costs associated with the refinancing were capitalized and are being amortized over the lives of the loans using the effective interest method in accordance with APB. No. 21, "Interest on Receivables and Payables." Amortization of capitalized loan acquisition costs for fiscal year 2004 was $3,500.

CAPITALIZED INTEREST

         Interest on funds used to finance the acquisition and structural conversion of aircraft and the construction of certain facilities to the date the asset is placed in service is capitalized. The Company did not capitalize any interest charges in fiscal years 2004, 2003 or 2002.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


INTANGIBLE ASSETS - GOODWILL

         Goodwill represents the excess of cost over the fair value of net assets acquired. The Company has two reporting units, EAGLE and EHI, with assigned goodwill of $5,500. Quoted stock market prices are not available for these individual reporting units.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets."
SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16 and eliminates pooling of interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment approach. Under
SFAS No. 142, goodwill and non-amortizing intangible assets shall be adjusted whenever events or circumstances occur indicating that goodwill has been impaired. Accordingly, consistent with SFAS No. 142, management's methodology for estimating the fair value of each reporting unit primarily considers the discounted future cash flows. In applying this methodology, management makes assumptions about each reporting unit's future cash flows based on capacity, expected revenue, operating costs and other relevant factors. The estimated future cash flows are then discounted based on each reporting unit's weighted average cost of capital. The Company has completed its impairment testing of the valuation of its goodwill as of February 29, 2004 and has determined that there is no impairment for the fiscal year ended February 29, 2004.

         We adopted SFAS No. 142 on March 1, 2002, at the beginning of fiscal year 2003. When we adopted SFAS No. 142, we discontinued the amortization of goodwill. Previously, we had been amortizing goodwill over 15 years. If SFAS No. 142 would have been effective as of March 1, 2001, the decrease in amortization expense would have resulted in a $474 decrease in our net loss for the fiscal year ended February 28, 2002.

         The following table summarizes the impact SFAS No. 142 would have had on our net loss if SFAS No. 142 been in effect for fiscal year 2002:

                                                              Fiscal Year Ended
                                                                Feb. 28, 2002
                                                                -------------
    Net loss                                                       $(12,434)
      Amortization of goodwill, net of tax of $300                      474
                                                                  ----------
    Net loss as adjusted                                           $(11,960)
                                                                  ==========

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company maintains allowances for estimated losses resulting from the inability of customers to make required payments and from disputed balances. The Company periodically reviews past due balances to identify the reasons for non-payment, and adjusts the allowance for doubtful accounts as appropriate.

         In September 2001, we instituted proceedings in the United States District Court for the State of Oregon against Asiana Airlines ("Asiana") to recover certain amounts owed to us pursuant to a freighter service agreement with Asiana. On February 28, 2003, a jury returned a verdict in our favor against Asiana. At February 28, 2003, the Company had recorded an account receivable of $27,169 and an allowance against the receivable in the same amount. No income had been recorded for this program since Asiana ceased making payments. During fiscal year 2004, the account receivable of $27,169 was written off against the fully reserved balance resulting in no change to net receivables and having no effect on income.

         During fiscal year 2004, EAGLE reduced its allowance for doubtful accounts by $6,100 with write-offs related to U.S. Postal Service contracts.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


         We believe the allowances for doubtful accounts as of February 29, 2004 are adequate. If, in future periods, our customers' financial conditions deteriorate, resulting in their inability to make payments, we may determine that we will need to record additional allowances, which would then result in additional expenses being recorded for the periods in which such determinations are made.

REVENUE RECOGNITION

         The following describes the revenue recognition policy by segment:

EIA Revenue Recognition

         Revenues in this segment are recorded predominantly as flight revenue. The Company primarily charges customers based on miles traveled, space utilized ("block space"), hours flown ("block hours"), or trips taken. The Company generally is not responsible for obtaining freight for its aircraft and receives revenues based on routes flown rather than capacity carried. Block hours are measured in 60 minute periods, or fractions of such periods, from the time the aircraft moves from its departure point to the time it comes to rest at its destination. The number of pallet position utilized measures Block space. Flight revenue is primarily recorded as flights are completed.

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

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

EASL Revenue Recognition

         All revenues in this segment are predominantly derived from sales of aircraft, parts and other assets, typically on a consignment basis. Revenues generated from the sale of the Company's assets are recorded within the segment from which the assets originated. Revenues from asset sales within EASL relate solely to assets acquired and sold by EASL. Similarly, revenues generated from leasing of aircraft are recorded within the segment that controls those assets. EASL generates revenues in the form of commissions earned on the sale and leasing of assets owned by third parties and the Company's other operating segments.

OTHER Segment Revenue Recognition

         Revenues from this segment are recorded as support services.

MAJOR CUSTOMERS

         Revenues generated under various contracts with numerous agencies of the U.S. Government accounted for approximately 73%, 68%, and 61% of our total revenues for fiscal years 2004, 2003, and 2002 respectively. Amounts receivable from these agencies were $25,033 and $39,870 at February 29, 2004 and February 28, 2003 respectively.

INCOME TAXES

         Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial reporting amounts and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based upon enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

CONCENTRATION OF CREDIT RISKS

         The Company grants credit to customers throughout the world. The Company's primary customer base consists of various agencies of the U.S. Government and large, well-established foreign and domestic airlines. The credit strength of this customer base is derived from its geographical diversity and from its long history of payment on services provided. The Company evaluates each customer's credit worthiness on a case-by-case basis.

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, the revolving credit facility, and accrued liabilities approximate fair market value because of the short-term maturity of these items. The carrying amounts of the Company's variable-rate long-term debt approximate fair market value due to variable interest rates correlating to changes in market conditions. The Company's fixed-rate debt balances as of February 29, 2004 and February 28, 2003 were $227,300 and $20,208, respectively. The fair market values of such debt as of February 29, 2004 and February 28, 2003 were $159,000 and $17,059, respectively. (See Note 5).

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities-an Interpretation of ARB No.51 Consolidated Financial Statements," which was subsequently revised in December 2003 with the issuance of FIN 46-R. FIN 46-R addresses how variable interest entities are to be identified and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46-R also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Company is required to adopt FIN 46-R as of the period ending May 31, 2005. While management has not completed their final assessment of the impact of FIN 46-R, based upon their preliminary assessment, management believes that the Company may be the primary beneficiary of certain related party entities including, but not limited to, Ventures Holding, Inc. and Ventures Acquisitions Company, LLC. The Company leases certain assets, consisting primarily of buildings and aircraft, from these entities. The financial statements of these entities may be included in its financial statements in the period of adoption and beyond. Such inclusion is not expected to have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. On November 7, 2003, the FASB issued FASB staff Position No. FAS 150-3 ("FSP 150-3") "Effective Date, Disclosure, and Transition for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FSP 150-3 deferred certain aspects of SFAS No. 150.
FSP 150-3 requires issuers to classify financial instruments within its scope as liabilities (or an asset in some cases). Prior to SFAS No. 150, many of these instruments may have been classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. This standard is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of SFAS No. 150. The adoption of SFAS No. 150 and FSP 150-3 did not have a material effect on the Company's ongoing results of operations, financial position or cash flows.

         On December 17, 2003, the staff of the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which supersedes Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB 104. Although the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's revenue recognition policies, results of operations, financial position or cash flows.

RECLASSIFICATIONS

         Certain amounts in the prior years' financial statements and notes have been reclassified to conform to the current year presentation. Previously reported net income (loss) or cash flows were not affected by these reclassifications.

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


2. PROPERTY AND EQUIPMENT

         Property and equipment at February 29, 2004 and February 28, 2003 consisted of the following:

                                              2004
                                          (as restated)         2003
                                          ------------       ---------
 Flight equipment
   Aircraft                                $ 704,322         $ 711,664
   Overhauls, net                             91,698            89,121
   Construction in progress                   11,297            11,069
                                           ---------         ---------
                                             807,317           811,854
                                           ---------         ---------
 Other property and equipment
   Machinery and equipment                   102,787            84,501
   Buildings and improvements                 42,956            42,194
   Land and improvements                      15,646            15,444
   Construction in progress                        0             1,499
                                           ---------         ---------
                                             161,389           143,638
                                           ---------         ---------
 Property and equipment, at cost             968,706           955,492
 Accumulated depreciation                   (423,767)         (401,756)
                                           ---------         ---------
     Total                                 $ 544,939         $ 553,736
                                           =========         =========

         The Company owns an aviation museum facility, which is not being depreciated and which had a net book value of $16,072 at February 29, 2004 and at February 28, 2003. This facility is currently being leased to a not-for-profit entity at no charge and is included in the table above.

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

4. OTHER ASSETS

        Other assets at February 29, 2004 and February 28, 2003 consisted of the following:

                                         Feb. 29, 2004
                                         (as restated)     Feb. 28, 2003
                                          ------------      ------------
  Deposits                                 $  4,007           $ 5,010
  Noncurrent agricultural products            5,703             3,078
  Other                                       1,265               771
                                           --------           -------
    Total                                  $ 10,975           $ 8,859
                                           ========           =======

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

5. DEBT OBLIGATIONS

         On May 16, 2003, the Company issued $215,000 in aggregate principal amount of 12% Senior Second Secured Notes (the "Notes") that will mature in 2010. The Notes were sold for 100% of their face amount. The Notes are unconditionally guaranteed, jointly and severally, by Holdings and all of Aviation's subsidiaries (except Evergreen Agricultural Enterprises, Inc. and its subsidiaries), and by Aviation's foreign subsidiaries. The Notes are secured by a second priority lien, subject to permitted liens, on substantially all of the assets that secure obligations under the new revolving credit facility. The Notes (i) have interest payment dates of May 15 and November 15 of each year;
(ii) are senior second secured obligations, rank equally with all of Aviation's existing and future senior, or unsubordinated, debt and are senior to any of Aviation's future senior subordinated or unsubordinated debt; and (iii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

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

         Concurrent with the issuance of the Notes, Aviation entered into a $100,000 revolving credit facility (the "PNC Credit Facility"), for which PNC Capital Markets, Inc. acted as arranger, and PNC Bank, National Association acted as the agent. The PNC Credit Facility had an interest rate of the lesser of LIBOR plus 3% or prime plus 2% and was scheduled to mature in 2006. The obligations under the PNC Credit Facility were guaranteed by all of the guarantors under the Notes. Borrowings under the PNC Credit Facility were secured by a first priority security interest granted by the Company to PNC Bank in substantially all of the Company's existing and after-acquired personal property, including all of the capital stock or membership interests of all of the Company's subsidiaries that were guarantors under the PNC Credit Facility. The security interest was subject to certain exceptions and permitted liens, including existing liens on two B747 aircraft and three DC9 aircraft.

         The Company initially borrowed $72,100 under the PNC Credit Facility on May 16, 2003. The Proceeds from the refinancing were used to repay $264,700 outstanding under a previous credit facility. In securing the refinancing, $19,000 in loan acquisition costs were incurred. These costs are being amortized over the lives of the two loans using the effective interest method.

         The PNC Credit Facility and the indenture governing the Notes imposed certain restrictions on Aviation, including restrictions that limited its restricted subsidiaries' ability to, among other things: (i) incur additional debt; (ii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments; (iii) place limitations on distributions from restricted subsidiaries; (iv) issue or sell capital stock of restricted subsidiaries; (v) issue guarantees; (vi) sell or exchange assets; (vii) enter into transactions with shareholders and affiliates; (viii) make capital expenditures; (ix) create liens; and (x) effect mergers and other changes of control. In addition, the PNC Credit Facility contained financial covenants requiring the Company to meet various financial ratios, such as a minimum tangible net worth ratio, a $75,000 per year limitation on capital expenditures, and a minimum fixed charge coverage ratio. These covenants included requirements to, at all times, maintain undrawn availability of not less than $5,000 on the revolving loan component of the PNC Credit Facility, a minimum consolidated tangible net worth of $150,000 through February 29, 2004 and increasing tangible net worth based on net income in subsequent periods, and a fixed charge coverage ratio of 1.5 to 1.

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

         At February 29, 2004, Aviation had approximately $73,600 in outstanding borrowings under the PNC Credit Facility and approximately $12,400 available upon application of borrowing base limitations as such borrowing base was available on March 1, 2004 and subject to applicable covenants. Aviation was required to maintain $5,000 of excess availability under the PNC Credit Facility, which could only be reduced with the consent of each of the lenders under the PNC Credit Facility.

        At February 29, 2004, substantially all of the assets of the Company were pledged as collateral under the various debt agreements.

        Long-term debt consisted of the following at February 29, 2004 and February 28, 2003:

                                                                                    2004
                                                                                (as restated)       2003
                                                                                ------------      ---------
12% Senior Second Secured Notes due 2010                                          $ 215,000           --

Revolving credit facility, variable rate interest at LIBOR plus 6% plus 2%
  principal in kind (9.38% at February 29, 2003) (starting March 1, 2003 interest becomes LIBOR plus 10%), due in May 2003, total borrowings
  available of $40,000 as of February 28, 2003                                         --           28,000

Revolving credit facility, variable rate interest at PNC's prime rate plus 1%        73,614           --
  or PNC's eurodollar rate plus 3.5%, due in May 2006

Term loans, variable rate interest at LIBOR plus 6% plus 2% principal in kind (9.38% at February 28, 2003) (starting March 1, 2003 interest becomes LIBOR plus 10%),quarterly payments of principal and interest
  through May 2003                                                                     --          239,607

Notes payable, LIBOR plus 6% plus 2% principal in kind (9.38% at
  February 28, 2003) (starting March 1, 2003 interest becomes LIBOR plus 10%), monthly payments of principal and interest through August
  2006                                                                                 --            4,033

Term loan, interest at 10.44%, monthly payments of principal and interest
  through March 29, 2007                                                              7,955         14,289

Long-term vendor financing, variable rate interest at LIBOR plus 6% plus
2% principal in kind (9.38% at February 29, 2004) (starting March 1,
2003 interest becomes LIBOR plus 10%)                                                 1,332          3,614

Other term loans                                                                      9,039          9,787
Capital leases                                                                        4,577          4,528
                                                                                  ----------     ----------
                                                                                    311,517        303,858
Current maturities of long-term obligations                                         (11,580)      (285,403)
                                                                                  ----------     ----------
Total long-term obligations                                                       $ 299,937      $  18,455
                                                                                  ==========     ==========


                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


At February 29, 2004, scheduled maturities of long-term debt were as follows:



                                                  (as restated)
Debt obligations:                                 ------------
  2005                                            $   9,125
  2006                                                5,155
  2007                                               75,307
  2008                                                1,600
  2009                                                  753
  Thereafter                                        215,000
                                                  ---------
                                                  $ 306,940
                                                  =========


Capital leases (net of interest):
  2005                                              $ 2,455
  2006                                                1,315
  2007                                                  543
  2008                                                   85
  2009                                                   79
  Thereafter                                            100
                                                    -------
                                                    $ 4,577
                                                    =======

         At February 29, 2004, the Company was in default of the Fixed Charge Coverage Ratio covenant under the PNC Credit Facility agreement. The Company decided to cure the default by paying off all obligations owed by the Company under the PNC Credit Facility. The source of the payoff was funds obtained on May 13, 2004, when Evergreen International Aviation, Inc., and certain of its subsidiaries entered into the New Credit Facility with the Wells Fargo Lenders.

        The New Credit Facility is a three-year senior secured credit facility that consists of a $50,000 revolving loan, subject to a borrowing base based on eligible receivables and eligible inventory, and a $50,000 term loan. The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries, other than those subsidiaries that operate the Company's agricultural business. Approximately $83,000 of the New Credit Facility was funded at closing. The Company used those initial funds to repay in full and terminate the Company's obligations to PNC Bank under the PNC Credit Facility and to pay certain transaction costs related to the closing of the New Credit Facility.

       The term loan bears interest at an annual rate of either LIBOR plus 5.5% or prime plus 3.0%, and the revolving loan bears interest at an annual rate of either LIBOR plus 3.0% or prime plus 0.5%. So long as the Company is not in default under the New Credit Facility, the Company may elect at any time to have interest on all or a portion of the advances on the revolving loan or the term loan calculated under the applicable LIBOR interest rate option. LIBOR interest rate elections are available for LIBOR periods of 1, 2, 3, or 6 months.
Interest on a LIBOR rate loan is payable on the last day of the LIBOR period (if the elected LIBOR period is less than three months), or on the last day of each three month interval (if the elected LIBOR period is six months). For any portion of the term loan or revolving loan which is not covered by a LIBOR interest rate election, monthly payments of accrued interest are due on the first day of each month.

         The Company is required to make payments of principal on the term loan in monthly installments of $0.5 million. Payment of the monthly principal installments commenced on June 1, 2004 and will continue on the first day of each succeeding calendar month throughout the term of the New Credit Facility. Then, unless paid in full earlier, all outstanding principal and accrued but unpaid interest of both the term loan and the revolving loan will be due and payable in full when the New Credit Facility terminates in May 2007.

                   EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


         The following table sets forth a comparison of the future annual debt service obligations of the Company, both prior to and after the Company fully repaid the PNC Credit Facility and entered into the New Credit Facility.

                                  Before                   After
Total debt obligations:        May 13,2004              May 13,2004
                              ------------              -----------
  2005                          $  10,799                $  15,674
  2006                              8,609                   11,909
  2007                             79,656                    8,564
  2008                              1,684                   66,809
  2009                                561                      561
  Thereafter                      215,087                  215,087
                                ---------                ---------
                                $ 316,396                $ 318,604
                                =========                =========

         The Company is subject to various covenants under both the Notes and the New Credit Facility. These covenants include a requirement at all times to maintain undrawn availability of not less than $5,000 on the revolving line, a minimum threshold measuring consolidated EBITDA, a ratio requiring a minimum fixed charge coverage and a limit on capital expenditures of $75,000 provided $10,000 is funded by indebtedness other than revolving credit advances. If Aviation or its restricted subsidiaries violates these covenants and are unable to obtain waivers from the lenders or noteholders, the Company would be in default under the debt agreements and the debt could be accelerated by the lenders or noteholders. Cross default provisions exist in the indenture governing the Notes whereby a default on the Notes would occur if an event of default under issues of indebtedness of Aviation, any subsidiary guarantor or other significant subsidiary having an outstanding principal amount of $10,000 or more in the aggregate for all such issues of all such persons and such default causes the holder to declare the indebtedness due and payable prior to its stated maturity and such indebtedness is not discharged in full or such acceleration is not rescinded or annulled within 30 days.

         Under the New Credit Facility, the Company is required to deliver to the Wells Fargo Lenders a copy of the Company's consolidated financial statements for each fiscal year which ends during the term of the New Credit Facility. The consolidated financial statements must be accompanied by an audit report that does not contain any qualification, including any explanatory comments regarding the Company's ability to continue as a going concern (the "unqualified audit covenant"). Because the audit report for the fiscal year ended February 29, 2004 contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Wells Fargo Lenders notified the Company that the Wells Fargo Lenders believed that the Company was in default of the unqualified audit covenant. However, the Company maintained that such audit report and consolidated financial statements for the fiscal year ended February 29, 2004 were not subject to the unqualified audit covenant because the audit report and consolidated financial statements for the fiscal year ended February 29, 2004 relate to a period prior to the May 13, 2004 closing date of the New Credit Facility. In resolution of the matter, on August 9, 2004, the Wells Fargo Lenders issued a Conditional Waiver letter in which the Wells Fargo Lenders waived any default or event of default that may have occurred solely as a result of the failure of the Company to have complied with the requirements of the unqualified audit covenant for the fiscal year ended February 29, 2004.

         In connection with the Company's execution of the New Credit Facility agreement, Evergreen Aircraft Sales & Leasing Co. amended its existing WCMA Loan Agreement with Merrill Lynch Business Financial Services, Inc. The amendment conforms the financial covenants in the WCMA Loan Agreement to the financial covenants in the New Credit Facility.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


         In addition on May 13, 2004, when Evergreen International Aviation, Inc. and certain of its subsidiaries entered into a new financing arrangement with Wells Fargo Foothill and refinanced its existing PNC Revolver, the remaining unamortized balance of deferred financing costs relating to the PNC Revolver of $3,464 was written off and charged to expense.

6. INCOME TAXES

         The components of the Company's income tax benefit (expense) for the years ended February 29, 2004 and February 28, 2003 and 2002 are as follows:


                        2004
                    (as restated)      2003          2002
                   -------------  -------------  -------------
       Current:
       Federal        $    --         $ (2,339)     $  4,226
       State               231            (274)          768
                      ---------       ---------     ---------
                           231          (2,613)        4,994
                      ---------       ---------     ---------

       Deferred:
       Federal          (1,802)         20,057        (9,594)
       State              (449)          2,360        (1,820)
                      ---------       ---------     ---------
                        (2,251)         22,417       (11,414)
                      ---------       ---------     ---------
       Total          $ (2,020)       $ 19,804      $ (6,420)
                      =========       =========     =========


         The tax effects of the temporary differences that give rise to deferred tax assets and deferred tax liabilities at February 29, 2004 and February 28, 2003 are presented below:

                                                   2004
                                               (as restated)        2003
                                               ------------      ----------
Deferred tax assets, current:
  Accounts receivable                            $   4,736       $    4,103
  Other                                              7,228            6,341
                                                 ---------       ----------
    Total deferred tax assets, current              11,964           10,444
                                                 ---------       ----------

Deferred tax liabilities, noncurrent
  Net operating loss carryforwards                  32,682           17,901
  Alternative minimum tax credit carryforwards      10,528           12,983
  Property and equipment                          (146,339)        (136,279)
  Other                                             (1,535)            --
                                                 ----------       ----------
    Total deferred tax liabilities, noncurrent   $(104,664)       $(105,395)
                                                 ==========       ==========


         The Company's effective tax rate for the years ended February 29, 2004 and February 28, 2003 and 2002 differs from the federal statutory tax due primarily to the following:

                                        2004
                                    (as restated)      2003            2002
                                      --------      ---------       ---------
Tax (benefit) expense computed
 at statutory rate                    $(2,895)       $ 17,548       $ (6,410)
State income taxes,
 net of federal effect                   (351)          2,064           (762)
Other (1)                               1,226             192            752
                                       -------       --------       ---------
  Income tax (benefit) expense        $(2,020)       $ 19,804       $ (6,420)
                                       =======       ========       =========

(1) Other is comprised of permanent differences, predominately meals, entertainment, fines and other penalties.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


         Business tax credits and the related valuation allowance of approximately $1,100 were netted at February 28, 2002 because such credits are not expected to be realized.

         At February 29, 2004 and February 28, 2003, the Company had federal income tax net operating loss carryforwards of $88,788 and $71,827 respectively. At February 29, 2004 and February 28, 2003, the Company had state income tax net operating loss carryforwards of $34,549 and $25,033 respectively. These net operating loss carryforwards expire in the years 2007 through 2024. During the year ended February 29, 2004 and February 28, 2003, the Company reduced its taxes currently payable by $0 and $16,179 respectively from the utilization of net operating loss carryforwards. The Company has an alternative minimum tax
(AMT) credit available of $10,528 at February 29, 2004 and February 28, 2003 which is available to offset future regular taxes that are in excess of future alternative minimum taxes. Under current tax law, the carryforward period for the AMT credit is unlimited.

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

         We made matching contributions of $3,981, $3,815 and $3,400 for the years ended February 29, 2004, February 28, 2003 and 2002, respectively. We made no discretionary contributions to the Plan for the years ended
February 29, 2004, February 28, 2003 and 2002.

         Plan participants direct the investment of both their contributions and the Company's contributions into various investments options offered by the Plan. Participant contributions into the Plan vest immediately. Company contributions into the Plan start to vest when the participant has completed two years of service with the Company, at which time the participant will be 20% vested. Thereafter, additional vesting occurs at a rate of 20% per year until the participant is fully vested.

8. COMMITMENTS

         The Company leases aircraft, land, buildings, and equipment under various cancelable and non-cancelable agreements with both third parties and affiliates of the Company. Nine of the Company's helicopters and turbo-prop aircraft are leased under aircraft operating leases which have lease terms ranging from six to ten years. Eight of these leases include options to purchase the aircraft on lease anniversary dates that range from three to five years. In the event the Company prematurely terminates any of the leases, the Company would be liable for a lease commitment buyout for such leases. As of February 29, 2004, the aggregate amount of the guaranteed future lease commitment buyouts for the helicopter and turbo-prop aircraft leases was approximately $8,376. The Company also leases a Gulfstream G-IV under an operating lease which includes an option to purchase the aircraft on the fifth anniversary of the lease for an amount equal to the fair market value of the aircraft at that time. In the event the Company prematurely terminates the lease, the Company would be liable for a lease commitment buyout. As of February 29, 2004, the amount of the future lease commitment buyout for the Gulfstream G-IV aircraft lease was approximately $9,182.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


         Four of the Company's aircraft engines are leased under operating leases that include termination guarantees of approximately $5,638 as of February 29, 2004. Rental commitments under non-cancelable operating leases having an original term of one year or more at February 29, 2004 are as follows:

      Fiscal           Related          Other         Total
                        Party
      ------         -------------  -------------- -------------
       2005             $5,831         $14,709       $20,540
       2006              2,040           9,733        11,773
       2007                565           6,887         7,452
       2008                  0           4,676         4,676
       2009                  0           3,732         3,732
Thereafter                   0           6,595         6,595
                     ----------     -----------    ----------
                        $8,436         $46,332       $54,768
                     ==========     ===========    ==========

         In addition, the Company leases aircraft and engines under short-term agreements on an as-needed basis.

         Total rental expense for the years ended February 29, 2004, and February 28, 2003 and 2002 was $39,436, $33,150 and $28,751 respectively, including related party rentals (see Note 11).

9. CONTINGENCIES

         On September 19, 2001, we instituted proceedings in the United States District Court for the District of Oregon against Asiana Airlines ("Asiana") to recover certain amounts owed to us pursuant to a freighter service agreement with Asiana, which began January 28, 2000 and expired February 28, 2003. The agreement required us to provide the aircraft (B747), crew, maintenance and insurance. Asiana was required to pay all other costs incurred in the performance of the contract. The contract provided for minimum payments based on guaranteed block hour utilization as defined in the agreement. On August 28, 2001, Asiana paid us block hour utilization for the first week of September and gave notice that no further payments would be made. Asiana did not reimburse us for certain costs that we incurred during performance under the terms of the contract. We completed the mission in progress and returned the aircraft to the United States. Since the agreement was in force until February 28, 2003 and Asiana ceased minimum payments without notice, we sought damages to compensate us for the revenue that would have been earned had Asiana continued to meet its contractual obligations. On February 28, 2003, a jury returned a verdict of US $16,600 in our favor against Asiana. On April 22, 2003, the court denied our motion for prejudgment interest. On April 28, 2003, the court entered judgment in our favor in the amount of US $16,600. On May 2, 2003, Asiana moved to stay the execution of the judgment pending hearing on post-judgment motions. On May 5, 2003, the court granted the stay of execution, as of the date Asiana posts sufficient bond. In May 2003, Asiana posted a cash bond in the amount US $17,000. An order denying Asiana's post-judgment motions and awarding us $38,053 in costs was entered on September 26, 2003. On October 24, 2003 Asiana filed a notice of appeal. The court ordered a settlement assessment conference for December 18, 2003 which was recorded and conducted on January 5, 2004 at which time it was determined that further settlement discussions were not likely to be fruitful and that the briefing schedule stood as issued. Briefing on the appeal began on February 23, 2004. We filed our answer brief to affirm the judgment on April 7, 2004. Asiana's reply was filed on May 10, 2004. The Ninth Circuit Court of Appeals has not yet scheduled an oral argument.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


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

         In September 2001 the Company filed a claim for $22,100 under the Air Transportation Safety and System Stabilization Act, which provides direct compensation to the U.S. airlines for direct and incremental losses that resulted from the terrorist attacks for the period September 11, 2001 through December 31, 2001. In May 2002 an amended claim for $15,100 was filed. In September 2001, the federal government paid the Company $7,200 as an initial payment of the claim under the Air Transportation Safety and System Stabilization Act. No further payments have been received. Payment of the balance of the claim is dependent upon finalization of the Department of Transportation (DOT) rules and guidelines related to the audit of the claims that have been filed by the airlines. Since payment of claims under the Act are subject to a DOT audit, there can be no assurances that the balance will be paid by the DOT or, that upon the audit of the claim, the DOT will not seek to recover amounts already paid to the Company. Accordingly, the Company has not recorded a receivable in its fiscal year 2004 financial statements.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

11. RELATED PARTY TRANSACTIONS

TRANSACTIONS UNDER MR. DELFORD M. SMITH'S EMPLOYMENT AGREEMENT

         On May 16, 2003, the Company completed a $215,000 debt offering and borrowed $72,100 under a new revolving credit facility (see Note 5). In conjunction with the completion of the new financing arrangement, the Company paid its Chief Executive Officer, Mr. Delford M. Smith ("Mr. Smith"), a one-time bonus in the amount of $4,000. This expense was recognized in selling, general and administrative expenses. Also on May 16, 2003, the Company entered into an employment agreement (the "agreement") with Mr. Smith. Pursuant to this agreement, Mr. Smith will serve as the Company's Chief Executive Officer and Chairman of the Board. The agreement provides for compensation at the rate of $3,000 per year. The term of Mr. Smith's agreement is five years from the completion of the refinancing (May 16, 2003) and is automatically extended each day so that the remaining term is always five years. Upon Mr. Smith's termination under certain circumstances as defined in the agreement, Mr. Smith will be paid five times his base annual compensation plus an amount equal to five times the average of the annual bonus paid to him in the five years immediately preceding the termination. Such payment will only be made upon approval of two-thirds of the directors then in office, other than Mr. Smith. Pursuant to the agreement, the board may, in its discretion, grant Mr. Smith annual bonuses, provided, however, that the amount of such bonuses shall be used solely (i) to satisfy any of Mr. Smith's or his affiliates obligations to Holdings or its subsidiaries or (ii) to satisfy any taxes payable by Mr. Smith as a result of the receipt of such bonus or the satisfaction of such obligations. The agreement was entered into concurrent with Mr. Smith's execution of certain promissory notes to us to provide for repayment of existing indebtedness. See Note 13, "Subsequent Events."

INDEBTEDNESS OF MR. DELFORD M. SMITH AND AFFILIATED ENTITIES

         As of February 29, 2004 and February 28, 2003, entities owned or controlled by Mr. Smith owed the Company approximately $15,200 and $18,150, respectively, (including $600 owed to the Trust Created February 25, 1986). The majority of this debt is evidenced by several promissory notes which bear interest at the rate of 4% per annum. Annual installments of principal and interest total approximately $2,000. Each note is due and payable on March 31, 2013. Each note is secured by a pledge of Mr. Smith's interest in the trust that owns approximately 2.7 million shares of common stock of Evergreen Holdings, Inc. The receivable of $15,200 owed by these affiliated entities to the Company at February 29, 2004 is net of accounts payable of $1,638 not evidenced by promissory notes, and a note payable of $739 evidenced by a signed promissory note bearing interest at 6%.

LEASE TRANSACTIONS

         The Company rents aircraft and buildings under operating leases from entities owned or controlled by Mr. Smith. Rent expense for these leases amounted to $7,298, $5,426, and $6,214 for the years ended February 29, 2004, and February 28, 2003, and 2002, respectively.

PURCHASE TRANSACTIONS

         Our agricultural business segment sells bulk hazelnuts to wholesalers and distributors, produces hazelnut products, sell pinot noir grape juice and wine, and sells bulk pinot noir grapes to wineries. During fiscal 2004, the Company purchased $197 in pinot noir grapes from our Chairman, Mr. Delford M. Smith. During fiscal year 2003, the Company purchased hazelnuts and pinot noir grapes grown on and produced on Mr. Smith's properties totaling approximately $600 and $1,000, respectively. During fiscal year 2002, the Company purchased hazelnuts grown on Mr. Smith's properties totaling $1,600.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

OTHER RELATED PARTY TRANSACTIONS

         During fiscal years 2004, 2003 and 2002, the Company had sales of $11, $99 and $19 with various related-party affiliates.

OWNERSHIP INTEREST IN AIRCRAFT

         In addition, Mr. Smith has a one-third ownership interest in a certain B747 aircraft of which the Company has the remaining two-thirds interest. His share of the income for the one-third ownership interest being leased to the Company was $1,116, $962 and $879, respectively for the fiscal years ended February 29, 2004, and February 28, 2003 and 2002.

NOTES RECEIVABLE FROM AFFILIATES AND NOTES PAYABLE TO AFFILIATES

         Notes receivable from affiliates and Notes payable to affiliates at February 29, 2004 and February 28, 2003 consisted of the following:

                                                                     2004               2003
                                                                -------------      ------------
Notes receivable from Ventures Holdings, Inc.
  (an entity controlled by the Company's majority shareholder)
  due in annual installments totaling $1,134
  beginning March 31, 2004 including interest of 4%                  $10,673            $10,365

Notes receivable from Ventures Acquisitions Company LLC
  (an entity controlled by the Company's majority shareholder)
  due in annual installments totaling $146
  beginning March 31, 2004 including interest of 4%                    1,233              1,198

Notes receivable from the controlling shareholder due in ten annual installments totaling $802 beginning March 31, 2004
  including interest of 4%                                             5,094              4,948

Notes receivable from the controlling shareholder due in
  annual installments equal to the earnings distributed on
  aircraft N471, including interest of 8%                                602              1,639

Note payable to Ventures Acquisitions Company LLC
  (an entity controlled by the Company's majority shareholder)
  due in monthly installments of $108
  including interest of 6%                                             (739)               --

                                                                -------------      -------------
                                                                     $16,863            $18,150
                                                                =============      =============

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

Evergreen Aviation Museum

         The Company owns a collection of vintage aircraft and a 120,000 square foot Evergreen Aviation Museum building on approximately 84.2 acres in McMinnville, Oregon. The Company leases this building and land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a non-profit corporation. The initial lease term is for 25 years, with a nominal rental payment obligation of one dollar per year. Over the past four years to cover start-up, payroll and operational expenses, the Company made a series of loans to the Evergreen Aviation Museum, and on February 28, 2003, the Company forgave these loans in the amount of $716.

12. BUSINESS SEGMENTS

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of financial information about the Company's reportable operating segments. The operating segments reported below are based on the nature of the services and products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were transfers between segments in the periods presented.

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

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


         Based on the location of the consumer, the Company revenues are derived from the United States and throughout the world. As of February 29, 2004, all material long-lived assets are located in the United States.


                                                  Fiscal Year
                                                ---------------
                                       2004                          2002
                                  (as restated)       2003      (as restated)
                                  ------------     ---------     -----------
Operating Revenues:
  EIA                               $ 350,016      $ 374,486      $ 267,446
  EAGLE                               100,407        129,724        122,287
  EHI                                  39,343         35,163         28,064
  EAC                                  31,864         23,938         20,134
  EASL                                  7,010          5,274          5,733
  OTHER                                 6,994          5,750          4,043
                                    ---------      ---------      ---------
     Total                          $ 535,634      $ 574,335      $ 447,707
                                    =========      =========      =========

Inter-company revenues: *
  EIA                               $   9,036      $   4,605      $   7,756
  EAGLE                                 1,936          3,079          4,437
  EHI                                   1,813          1,164          1,895
  EAC                                  26,238         26,827         14,125
  EASL                                  4,448          5,171          4,849
  OTHER                                   306             67             71
                                    ---------      ---------      ---------
     Total                          $  43,777      $  40,913      $  33,133
                                    =========      =========      =========

Income from operations:
  EIA                               $  33,204      $  61,028      $   3,765
  EAGLE                                (2,332)        15,943         11,353
  EHI                                  (7,853)           759            116
  EAC                                   5,022          2,920           (177)
  EASL                                 (2,444)         2,300          2,267
  OTHER                                (2,541)        (1,309)        (1,838)
                                    ---------      ---------      ---------
     Total                          $  23,056      $  81,641      $  15,486
                                    =========      =========      =========

Interest expense, net:
  EIA                               $  34,498      $  29,875      $  33,363
  EAGLE                                   339            520            616
  EHI                                     (16)            28             40
  EAC                                      (5)           (23)            67
  EASL                                   --              118            138
  OTHER                                    24             58             73
                                    ---------      ---------      ---------
     Total                          $  34,840      $  30,576      $  34,297
                                    =========      =========      =========

* Amounts are eliminated in consolidation.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


                                                Fiscal Year
                                                ---------------
                                         2004                          2002
                                    (as restated)       2003      (as restated)
                                    ------------     ---------     -----------
Depreciation and amortization
  of property and equipment:
  EIA                                   $ 52,926      $ 55,474     $ 54,253
  EAGLE                                    2,483         2,677        2,302
  EHI                                      4,892         5,262        3,320
  EAC                                      1,057         1,048        1,199
  EASL                                       155           165          707
  OTHER                                      456           416          419
                                        --------      --------     --------
     Total                              $ 61,969      $ 65,042     $ 62,200
                                        ========      ========     ========

Capital expenditures:
  EIA                                    $ 45,827     $ 46,280     $ 43,394
  EAGLE                                     1,485        2,865        1,440
  EHI                                      12,019       10,029        9,316
  EAC                                       2,148        1,129          549
  EASL                                       --              6            7
  OTHER                                       415          517          628
                                         --------     --------     --------
     Total                               $ 61,894     $ 60,826     $ 55,334
                                         ========     ========     ========

Total assets:
  EIA                                    $513,690     $521,367     $539,863
  EAGLE                                    48,588       64,040       55,296
  EHI                                      64,125       53,579       47,341
  EAC                                      16,503       17,250       15,555
  EASL                                      7,676        7,315        5,495
  OTHER                                    28,553       28,551       26,787
                                         --------     --------     --------
     Total                               $679,135     $692,102     $690,337
                                         ========     ========     ========

Operating revenues by geographic area:
  United States of America               $473,258     $510,640     $361,296
  Foreign                                  62,376       63,695       86,411
                                         --------     --------     --------
     Total                               $535,634     $574,335     $447,707
                                         ========     ========     ========

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


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

         On May 13, 2004, EA completed a refinancing of its revolving credit facility. The new credit facility consists of a $50,000 revolving loan, subject to a borrowing base based on eligible receivables and eligible inventory, and a $50,000 term loan. See Note 5, "Debt Obligations."

14. RESTATEMENTS

Fiscal Year 2004

         Subsequent to the issuance of the Company's fiscal year 2004 consolidated financial statements, as reported in the Original Filing, the Company's management determined that such fiscal year 2004 consolidated financial statements contained certain accounting errors. Based upon an investigation by management, the Company's principal executive officer and principal financial officer have concluded that the accounting errors resulted from material weaknesses in the Company's disclosure controls and procedures as of February 29, 2004, particularly in the areas of account reconciliations and
management review of journal entries.   The investigation revealed that as of
February 29, 2004, the following disclosure controls and procedures were either not in place, not being properly performed, not being performed in a timely manner, or not being independently reviewed by management:

   o  reconciliation of significant accounting cycles;
   o  reconciliation of bank accounts;
   o  reconciliation of subsidiary account activity to general ledger;
   o  reconciliation of fixed asset ledgers; and
   o  reconciliation of intercompany account activity.

         As a result of these weaknesses in the Company's disclosure controls and procedures, certain journal entries were made at the closing of fiscal year 2004 which resulted in accounting errors in the Company's consolidated financial statements.

        As a result of the investigation, the Company's management determined that the Company's outstanding long-term debt balance as of February 29, 2004 and the Company's total amount of selling, general, and administrative expenses for fiscal year 2004 were both understated by $3,084.

        In addition, after conducting a further review of other year-end transactions for fiscal year 2004, the Company's management discovered other accounting errors, the correction of which resulted in an increase of approximately $25 in operating losses. Management determined that the other accounting errors occurred due to an under-accrual of payroll costs, an inaccurate recording of excise tax refund receivables, and a misclassification of deposits on aircraft purchases.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

         The following tables show the impact of the above-described restatements for the fiscal year 2004 on the Company's consolidated statement of operations and consolidated balance sheet:


                                           Statement of Operations
                                              Fiscal Year 2004
                                               (in thousands)

                                         Previously
                                          Reported     Adjustments   As Restated
                                        ------------   -----------   -----------

Total operating revenues                  $ 535,634     $     -      $  535,634

Operating expenses:
Flight costs                                 73,756           60         73,816
Fuel                                         97,159         (390)        96,769
Maintenance                                  73,205           60         73,265
Aircraft and equipment                       49,612          235         49,847
Costs of sales of aircraft, parts and        13,709           -          13,709
    other property and equipment
Cost of ground logistics services            89,150           -          89,150
Support services and other                   38,957           -          38,957
Selling, general, and administrative         73,921        3,144         77,065
                                        ------------   ----------     ----------
    Total operating expenses                509,469        3,109        512,578
                                        ------------   ----------     ----------

Income from operations                       26,165        3,109         23,056
                                        ------------   ----------     ----------

Other expense, net                          (30,454)          -         (30,454)
                                        ------------   ----------     ----------

Loss before minority interest                (4,289)      (3,109)        (7,398)
    and income taxes
Minority interest                            (1,116)          -          (1,116)
                                        ------------   ----------     ----------

Loss before income taxes                     (5,405)      (3,109)        (8,514)

Income tax benefit                              835        1,185          2,020
                                        ------------   ----------     ----------
Net loss                                $    (4,570)   $  (1,924)     $  (6,494)
                                        ============   ==========     ==========

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


                                                Balance Sheet
                                               Fiscal Year 2004
                                                (in thousands)

                                           Previously
                                            Reported    Adjustments  As Restated
                                          ------------  ------------ -----------
        ASSETS
Current assets:
Cash                                      $    4,071     $       -    $   4,071
Accounts receivable, less allowance of
   $2,029 and $32,848 for doubtful accounts
        Trade                                 37,143             -       37,143
        Other                                  1,878            726       2,229
Receivable and notes from affiliates, net      2,199             -        2,199
Inventories                                   14,719             -       14,719
Prepaid expenses and other assets              6,590             -        6,965
Income taxes receivable                          583             -          583
Deferred tax asset                            11,955              9      11,964
                                          -----------    -----------  ----------
    Total current assets                      79,138            735      79,873

Assets held for sale                           6,760             -        6,760
Notes receivable from affiliates              15,563             -       15,563
Property and equipment, net                  545,397           (458)    544,939
Capitalized loan acquisition costs            15,531             -       15,531
Other assets                                  10,852            123      10,975
Goodwill                                       5,494             -        5,494
                                          -----------    -----------  ---------
Total assets                              $  678,735     $      400   $ 679,135
                                          ===========    ===========  =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt         $   11,580     $       -    $  11,580
Accounts payable                              43,204             -       43,204
Accrued liabilities                           20,081            516      20,597
Accrued interest                               7,735             -        7,735
Affiliate trade and notes payable              2,477           (100)      2,377
                                          -----------    -----------  ---------
        Total current liabilities             85,077            416      85,493

Long-term debt                               296,853          3,084     299,937
Deferred income and other                        101             -          101
Deferred tax liabilities                     105,840         (1,176)    104,664
                                          -----------    -----------  ---------
        Total liabilities                    487,871          2,324     490,195
                                          -----------    -----------  ---------

        Stockholders' Equity:
Common stock, no par value;                    7,568             -        7,568
   20,000,000 shares authorized;
   10,054,749 issued and outstanding
Retained earnings                            183,296         (1,924)    181,372
                                          -----------    -----------  ----------
        Total stockholders' equity           190,864         (1,924)    188,940
                                          -----------    -----------  ----------

Total liabilities and                     $  678,735     $      400   $ 679,135
  stockholders' equity                    ===========    ===========  ==========

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)

Fiscal Year 2002

         The Company received $7,200 as an initial payment of its claim under the Air Transportation Safety and System Stabilization Act. Subsequent to the issuance of the Company's fiscal year 2002 consolidated financial statements, the Company's management determined that the $7,200 initial payment of the claim received under the Air Transportation Safety and Stabilization Act should have been recorded as a separate line item in operating expenses within its consolidated statement of operations for the year ended February 28, 2002. As previously reported, this amount was included in support services and other, a component of operating revenues. As a result, the accompanying consolidated statement of operations for the year ended February 28, 2002 has been restated from amounts previously reported. The correction of this error reduced operating revenues and operating expenses by $7,200; however, it had no effect on net loss for the year ended February 28, 2002 as previously reported.

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

         Presented on the next eight pages is the consolidated condensed financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Financial information for the Trust Created February 25, 1986 is presented separately as the Company owns less than 100% of this Guarantor.

                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


Supplemental Consolidating Statement of Operations


                                                                     Fiscal Year 2004 (as restated)
                                                                 ------------------------------------
                                                                                 Non Wholly
                                                                   100% Owned      Owned
                                           Holdings    Evergreen    Guarantor    Guarantor       Non                  Consolidated
                                           (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                          ---------------------------------------------------------------------------------------
Operating revenues ....................   $    --      $  12,786    $ 551,829    $   7,496    $   7,300    $ (43,777)   $ 535,634
Operating expenses ....................        --          4,786      457,005          373        7,890      (34,541)     435,513
Selling, general and administrative ...          26       23,716       60,499         --          1,860       (9,036)      77,065
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) from operations .........         (26)     (15,716)      34,325        7,123       (2,450)        (200)      23,056

Interest income (expense)..............         609       (1,186)     (33,129)      (1,110)         (24)        --        (34,840)
Other income (expense), net ...........         --          --          4,286          --           100         --          4,386
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before minority interest,         583     (136,902)       5,482        6,013       (2,374)        (200)      (7,398)
  income taxes and equity in earnings

Equity in earnings of subsidiaries ....      (7,077)       6,827         --           --           --            250         --
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
(Loss) income before minority interest       (6,494)     (10,075)       5,482        6,013       (2,374)          50       (7,398)
  and income taxes

Minority interest .....................        --         (1,116)        --           --           --           --         (1,116)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes .....      (6,494)     (11,191)       5,482        6,013       (2,374)          50       (8,514)

Income tax benefit (expense) ..........        --          6,088       (5,076)        --            933           75        2,020
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net (loss) income .....................   $  (6,494)   $  (5,103)   $     406    $   6,013    $  (1,441)   $     125    $  (6,494)
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========



                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


Supplemental Consolidating Statement of Operations



                                                                        Fiscal Year 2003
                                                                      --------------------
                                                                                 Non Wholly
                                                                   100% Owned      Owned
                                           Holdings    Evergreen    Guarantor    Guarantor       Non                  Consolidated
                                           (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                          ---------------------------------------------------------------------------------------
Operating revenues ....................   $    --      $   4,306    $ 596,839    $   7,987    $   7,136    $ (41,933)   $ 574,335
Operating expenses ....................        --           --        459,589          330        5,184      (35,138)     429,965
Selling, general and administrative ...         575       10,248       54,837         --          2,648       (5,579)      62,729
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) from operations .........        (575)      (5,942)      82,413        7,657         (696)      (1,216)      81,641

Interest expense ......................        --           (253)     (28,559)      (1,706)         (58)        --        (30,576)
Other income (expense), net ...........        --           --             46         --          1,462         --          1,508
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before minority interest,        (575)      (6,195)      53,900        5,951          708       (1,216)      52,573
  income taxes and equity in earnings

Equity in earnings of subsidiaries ....      28,646       38,326         --           --           --        (66,972)        --
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before minority interest       28,071       32,131       53,900        5,951          708      (68,188)      52,573
  and income taxes

Minority interest .....................        --           (962)        --           --           --           --           (962)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes .....      28,071       31,169       53,900        5,951          708      (68,188)      51,611

Income tax (expense) benefit ..........       3,736         --        (22,774)        --           --           (766)     (19,804)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) .....................   $  31,807    $  31,169    $  31,126    $   5,951    $     708    $ (68,954)   $  31,807
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========








                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


Supplemental Consolidating Statement of Operations



                                                                         Fiscal Year 2002
                                                                       ---------------------
                                                                                 Non Wholly
                                                                   100% Owned      Owned
                                           Holdings    Evergreen    Guarantor    Guarantor       Non                  Consolidated
                                           (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                          ---------------------------------------------------------------------------------------
Operating revenues                       $   1,827    $   4,461    $ 460,475    $   8,040    $   6,036    $ (33,132)   $ 447,707
Operating expenses                            --           --        396,796          611        5,396      (31,994)     370,809
Selling, general and administrative             83        6,061       45,465         --          1,007         --         52,616
Impairments and unusual charges - net         --           --          6,982        9,018         --           --         16,000
Claim under Air Transportation Safety
  and System Stabilization Act                --           --         (7,204)        --           --           --         (7,204)
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) from operations                1,744       (1,600)      18,436       (1,589)        (367)      (1,138)      15,486

Interest expense                              (733)        (510)     (30,879)      (2,102)         (73)        --        (34,297)
Other income (expense), net                   --           --            836         --           --           --            836
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before minority interest       1,011       (2,110)     (11,607)      (3,691)        (440)      (1,138)     (17,975)
  income taxes and equity in earnings

Equity in earnings of subsidiaries         (13,445)     (11,729)        --           --           --         25,174         --
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before minority interest     (12,434)     (13,839)     (11,607)      (3,691)        (440)      24,036      (17,975)
  and income taxes

Minority interest                             --           (879)        --             (0)        --           --           (879)
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes          (12,434)     (14,718)     (11,607)      (3,691)        (440)      24,036      (18,854)

Income tax benefit (expense)                  --            811        5,093         --            715         (199)       6,420
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss)                        $ (12,434)   $ (13,907)   $  (6,514)   $  (3,691)   $     275    $  23,837    $ (12,434)
                                         ==========   ==========   ==========   ==========   ==========   ==========   ==========





                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


Supplemental Consolidating Balance Sheet


                                                              At the End of Fiscal Year 2004 (as restated)
                                                            -----------------------------------------------
                                                                                   Non Wholly
                                                                      100% Owned      Owned
                                              Holdings    Evergreen    Guarantor    Guarantor      Non                 Consolidated
                                              (Parent)     (Issuer)   Subsidiaries Subsidiaries Guarantors Eliminations   Total
                                            ---------------------------------------------------------------------------------------
Assets
 Current assets:
   Cash and cash equivalents .............   $    --      $   1,001   $   2,723    $    --     $     347   $    --      $   4,071
   Accounts and assets receivable, net ...        --             14      38,210         --         1,148        --         39,372
   Other current assets ..................         836       10,290      18,522         --         7,103        (321)      36,430
                                             ---------    ---------   ---------    ---------   ---------   ----------   ---------
       Total current assets ..............         836       11,305      59,455         --         8,598        (321)      79,873

   Properties, net .......................       1,753        3,744     492,345       12,105      37,078      (2,086)     544,939
   Notes receivable ......................        --           --           378         --            68        --            446
   Investment in subsidiaries ............     205,172      233,716        --           --          --      (438,888)        --
   Other assets including goodwill .......      13,893       17,628      14,513        1,241       6,602        --         53,877
                                             ---------    ---------   ---------    ---------   ---------   ----------   ---------
Total assets .............................   $ 221,654    $ 266,393   $ 566,691    $  13,346   $  52,346   $(441,295)   $ 679,135
                                             =========    =========   =========    =========   =========   ==========   =========

 Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable ......................   $    --      $   6,682   $  35,734    $    --     $     788   $    --      $  43,204
   Current portion long-term debt ........        --             66       5,652        5,059         803        --         11,580
   Accrued liabilities ...................        --          5,366      15,137         --            94        --         20,597
   Accrued Interest ......................        --          7,727          (1)        --             9        --          7,735
   Income taxes payable ..................        --             64       2,218         --            95        --          2,377
                                             ---------    ---------   ---------    ---------   ---------   ---------    ---------
       Total current liabilities .........        --         19,905      58,740        5,059       1,789        --         85,493

   Long-term debt and capital leases .....      74,076       64,422     132,946        2,898      25,595        --        299,937
   Deferred income taxes .................     (41,362)       1,760     142,554         --         1,712        --        104,664
   Other liabilities .....................        --           --        (4,698)       4,799        --          --            101

 Stockholders' equity ....................     188,940      180,306     237,149          590      23,250    (441,295)     188,940
                                             ---------    ---------   ---------    ---------   ---------   ----------   ---------
Total liabilities and stockholders' equity   $ 221,654    $ 266,393   $ 566,691    $  13,346   $  52,346   $(441,295)   $ 679,135
                                             =========    =========   =========    =========   =========   ==========   =========



                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


Supplemental Consolidating Balance Sheet




                                                                 At the End of Fiscal Year 2003
                                                               ----------------------------------
                                                                                   Non Wholly
                                                                      100% Owned      Owned
                                              Holdings    Evergreen    Guarantor    Guarantor      Non                 Consolidated
                                              (Parent)     (Issuer)   Subsidiaries Subsidiaries Guarantors Eliminations   Total
                                            ---------------------------------------------------------------------------------------
Cash and cash equivalents ................   $    --      $     854    $   4,714    $    --      $      70   $    --      $   5,638
  Accounts and assets receivable, net ....        --           --         55,022         --            552        --         55,574
  Other current assets ...................        --          4,890       16,514         --         10,572        --         31,976
                                             ---------    ---------    ---------    ---------    ---------   ----------   ---------
     Total current assets ................        --          5,744       76,250         --         11,194        --         93,188

  Properties, net ........................       1,777        8,349      496,998       12,479       36,019      (1,886)     553,736
  Notes receivable .......................      14,290        1,034          300        1,639          887        --         18,150
  Investment in subsidiaries .............     212,404      208,153         --           --           --      (420,557)        --
  Other assets including goodwill ........        --          3,205       26,130         --          3,128      (5,435)      27,028
                                             ---------    ---------    ---------    ---------    ---------   ----------   ---------
Total assets..............................   $ 228,471    $ 226,485    $ 599,678    $  14,118    $  51,228   $(427,878)   $ 692,102
                                             =========    =========    =========    =========    =========   ==========   =========

Liabilities and stockholders' equity
  Accounts payable .......................   $    --      $   4,375    $  58,920    $    --      $     752   $    --      $  64,047
  Current portion long-term debt .........        --        145,008      135,600        4,702           93        --        285,403
  Accrued liabilities ....................        --          5,624       12,768          124          243        --         18,759
  Accrued Interest .......................        --            201        1,647         --              9        --          1,857
  Income taxes payable ...................       1,204        2,983        1,416         --            617      (4,968)       1,252
                                             ---------    ---------    ---------    ---------    ---------   ----------   ---------
      Total current liabilities ..........       1,204      158,191      210,351        4,826        1,714      (4,968)     371,318

  Long-term debt and capital leases ......      73,195     (108,209)      27,201        7,829       18,439        --         18,455
  Deferred income taxes ..................     (41,362)       5,475      135,880         --          1,046       5,361      106,400
  Other liabilities ......................        --           --         (3,408)       3,903        5,435      (5,435)         495

Stockholders' equity .....................     195,434      171,028      229,654       (2,440)      24,594    (422,836)     195,434
                                             ---------    ---------    ---------    ---------    ---------   ----------   ---------
Total liabilities and stockholders' equity   $ 228,471    $ 226,485    $ 599,678    $  14,118    $  51,228   $(427,878)   $ 692,102
                                             =========    =========    =========    =========    =========   ==========   =========



                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)



Supplemental Consolidating Statement of Cash Flows


                                                                    Fiscal Year 2004 (as restated)
                                                                  ---------------------------------
                                                                               Non Wholly
                                                                   100% Owned    Owned
                                           Holdings    Evergreen   Guarantor    Guarantor        Non                  Consolidated
                                           (Parent)     (Issuer)  Subsidiaries Subsidiaries  Guarantors   Eliminations    Total
                                         -----------------------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities .................   $    --      $  (5,708)   $  53,135    $   8,038    $  (4,074)   $   1,664    $  53,055
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from investing activities:
  Purchases of property, equipment,
   and overhauls ......................        --         (1,731)     (59,687)        --           (476)        --        (61,894)
  Proceeds from sale of property &
  equipment ...........................        --          3,750        5,714         --           --           --          9,464
  Notes receivable & other assets .....        (880)     (16,924)      11,237        1,035       (2,655)      (1,664)      (9,851)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net cash provided by (used in)
 investing activities .................        (880)     (14,905)     (42,736)       1,035       (3,131)      (1,664)     (62,281)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

  Cash flows from financing activities:
  Proceeds from long term debt ........        --        282,065        1,983         --            443         --        284,491
  Payments on long term debt ..........        --       (113,908)      (2,139)      (6,331)        --           --       (122,378)
  Other financing sources .............         880     (147,397)     (12,234)      (2,742)       7,039         --       (154,454)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net cash provided by (used in)
 financing activities .................         880       20,760      (12,390)      (9,073)       7,482         --          7,659
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net increase (decrease) in cash .......        --            147       (1,991)        --            277         --         (1,567)

Cash, beginning of period ..............       --            854        4,714         --             70         --          5,638
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Cash, end of period ...................   $    --      $   1,001    $   2,723    $    --      $     347    $    --      $   4,071
                                          ==========   ==========   ==========    ==========   ==========   ==========   ==========


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)



Supplemental Consolidating Statement of Cash Flows


                                                                         Fiscal Year 2003
                                                                       -------------------
                                                                               Non Wholly
                                                                 100% Owned     Owned
                                         Holdings    Evergreen   Guarantor     Guarantor      Non                    Consolidated
                                         (Parent)     (Issuer)  Subsidiaries Subsidiaries  Guarantors   Eliminations     Total
                                         -----------------------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities ...............   $ (17,371)   $  (7,926)   $ 154,391    $   3,834    $     581    $ (33,207)   $ 100,302
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from investing activities:
 Purchases of property, equipment,
  and overhauls .....................        --           (744)     (59,363)        --           (719)        --        (60,826)
Proceeds from sale of property &
 equipment ..........................        --           --          5,722         --          1,758         --          7,480
Notes receivable & other assets .....      17,371      (27,515)      (2,103)       1,795         (690)      12,289        1,147
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net cash provided by (used in)
 investing activities ...............      17,371      (28,259)     (55,744)       1,795          349       12,289      (52,199)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from financing activities:
 Proceeds from long term debt .......        --           --            367         --           --           --            367
 Payments on long term debt .........        --           --         (2,759)      (3,608)          63         --         (6,304)
 Other financing sources ............        --         35,476      (98,827)      (2,021)        (997)      20,919      (45,450)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net cash provided by (used in)
 financing activities ...............        --         35,476     (101,219)      (5,629)        (934)      20,919      (51,387)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net increase (decrease) in cash .....        --           (709)      (2,572)        --             (4)        --         (3,284)

Cash, beginning of period ...........        --          1,563        7,285         --             74         --          8,922
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Cash, end of period .................   $    --      $     854    $   4,713    $    --      $      70    $    --      $   5,638
                                        ==========   ==========   ==========   ==========   ==========   ==========   ==========


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)



Supplemental Consolidating Statement of Cash Flows



                                                                         Fiscal Year 2002
                                                                       -------------------
                                                                               Non Wholly
                                                                 100% Owned     Owned
                                         Holdings    Evergreen   Guarantor     Guarantor      Non                    Consolidated
                                         (Parent)     (Issuer)  Subsidiaries Subsidiaries  Guarantors   Eliminations     Total
                                         -----------------------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities ...............   $ (12,240)   $ (14,360)   $ 107,236    $   2,873    $  (3,991)   $  28,010    $ 107,528
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from investing activities:
 Purchases of property, equipment,
  and overhauls .....................        --            (19)     (41,965)        --         (2,728)       9,018      (35,694)
 Proceeds from sale of property &
  equipment .........................        --           --         10,899         --           --           --         10,899
 Notes receivable & other assets ....      12,240       11,273       10,223        2,529        2,107      (30,412)       7,960
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net cash provided by (used in)
 investing activities ...............      12,240       11,254      (20,843)       2,529         (621)     (21,394)     (16,835)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from financing activities:
 Proceeds from long term debt .......        --           --          2,330         --           --           --          2,330
 Payments on long term debt .........        --        (39,850)     (41,646)      (3,558)         (73)        --        (85,127)
 Other financing sources ............        --         43,310      (44,139)      (1,844)       4,689       (6,616)      (4,600)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net cash provided by (used in)
 financing activities ...............        --          3,460      (83,455)      (5,402)       4,616       (6,616)     (87,397)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net increase (decrease) in cash .....        --            354        2,938         --              4            1        3,296

Cash, beginning of period ...........        --          1,209        4,347         --             70         --          5,626
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Cash, end of period .................   $    --      $   1,563    $   7,285    $    --      $      74    $       1    $   8,922
                                        ==========   ==========   ==========   ==========   ==========   ==========   ==========


                    EVERGREEN HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (In thousands)


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


                                         Fiscal 2004
                                     Three Months Ended
                                       (in thousands)

                                                                 Feb. 29 (1)(2)
                               May 31      Aug. 31    Nov. 30     (as restated)
                              ---------   ---------  ---------    ------------
Operating revenues            $137,586    $147,555    $134,161      $116,332
Income (loss) from operations   10,700      16,990      10,049       (14,683)
Net income (loss)                  435       7,464         453       (14,846)


                                        Fiscal Year 2003
                                      Three Months Ended
                                         (in thousands)

                               May 31    Aug. 31    Nov. 30      Feb. 28
                             --------   ---------  ---------   -----------
Operating revenues           $125,006   $142,821   $161,213     $145,295
Income from operations         14,799     20,535     25,457       20,850
Net income                      4,335      8,631     10,745        8,096


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

(2) The following table shows the impact of the restatements on the Company's results of operations for the three months ended February 29, 2004:

                                     Previously                      Percentage
                                      Reported       As Restated        Change
                                    --------------  --------------  ------------
Operating revenues                    $  116,332     $  116,332            -
Income (loss) from operations            (11,574)       (14,683)        (26.9)%
Net loss                                 (12,922)       (14,846)        (14.9)%

                 EVERGREEN HOLDINGS, INC. AND ITS SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts


         The following represents the additions and deletions to the Company's inventory and equipment reserves during fiscal years 2004, 2003, and 2002:


                                                          - - - - - - - (In Thousands) - - - - - -
                                                         Additions
                                         Balance at     (reductions)                            Reclasses     Balance
                                        Beginning of    to Costs and                           from Other    at End of
                                           Period         Expenses           Write-offs         Accounts      Period
                                      --------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
  Year ended February 28, 2002           $  1,664       $  9,253 (1)        $   (556)         $   -         $ 10,361
  Year ended February 28, 2003             10,361         23,368 (2),(3)        (881)             -           32,848
  Year ended February 29, 2004             32,848          2,327 (4)         (34,408)(5),(6)    1,262 (7)      2,029

Allowance for doubtful notes receivable
  Year ended February 28, 2002           $    -       $      -              $     -           $   -         $     -
  Year ended February 28, 2003                -              -                    -               -               -
  Year ended February 29, 2004                -              -                    -               -               -

Allowance for obsolete inventory
  Year ended February 28, 2002           $    -       $      -              $     -           $   -         $     -
  Year ended February 28, 2003                -              -                    -               -               -
  Year ended February 29, 2004                -             (160)                160              -               -


(1) During FY 2002, EIA increased Asiana reserve by $8,534.
(2) During FY 2003, EIA increased Asiana reserve by $18,736.
(3) During FY 2003, EAGLE expensed an additional $4,220 for USPS SNET contract.
(4) During FY 2004, EAGLE expensed an additional $2,712 for USPS SNET contract.
(5) During FY 2004, EIA wrote off Asiana accounts receivable of $27,889.
(6) During FY 2004, $6,119 was written off from the settlement for the prior year USPS SNET contract for EAGLE.
(7) During FY 2004, $1,262 was reclassed from a liability account to the reserve account.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES

         On March 12, 2003, Evergreen Holdings, Inc. dismissed Deloitte & Touche LLP ("Deloitte & Touche") and engaged PricewaterhouseCoopers LLP ("PwC") as its independent registered public accounting firm for the 2003 fiscal year. The consolidated financial statements of Evergreen Holdings, Inc. and subsidiaries for the year ended February 28, 2002, included in this Annual Report on Form 10-K/A have been audited by Deloitte & Touche LLP, independent registered public accounting firm, as stated in their audit report appearing herein. The audit report expresses an unqualified opinion and includes explanatory paragraphs, relating to the Company's ability to continue as a going concern and to the restatement for fiscal year 2002 described in Note 14 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A.

         As discussed in Note 1 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A, the Company's difficulties in meeting its loan agreement covenants and its negative working capital position raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 of the "Notes to Consolidated Financial Statements" in
Part II, Item 8 of this Annual Report on Form 10-K/A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 14 of the "Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K/A, the accompanying consolidated financial statements for the fiscal year ended February 29, 2004 have been restated. In addition, as further discussed in
Note 14, the accompanying consolidated statement of operations for the fiscal year ended February 28, 2002 has been restated.

         There have been no disagreements with our independent registered public accounting firm on our accounting or financial reporting or auditing scope of procedure that would require our independent registered public accounting firm to make reference to such disagreements in their report on our consolidated financial statements or otherwise require disclosure in this Annual Report on Form 10-K/A.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         During the fiscal period covered by this report, the Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended
(the "Exchange Act")) as of February 29, 2004. This evaluation included various steps that management undertook in an effort to ensure that information required to be disclosed in the Company's Exchange Act filings is recorded, processed, summarized, and reported within the required time frame. This evaluation also included considerations of the Company's internal controls and procedures for the preparation of the Company's financial statements.

         Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of the Company's fiscal year 2004, the Company's disclosure controls and procedures required further enhancements to ensure that such disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. In addition, the Company's principal executive officer and principal financial officer have determined that the Company's disclosure controls and procedures that are currently in place require further enhancements, and may not be sufficient to ensure that data errors, control problems or acts of fraud are detected, and to confirm that appropriate corrective action, including process improvements, is undertaken.

Deficiencies in the Company's Controls and Procedures

        In connection with the audit of the Company's financial statements for the year ended February 29, 2004, PwC delivered to the Company's disclosure committee a letter identifying deficiencies that existed in the design and operation of the Company's internal controls that PwC considers to be material weaknesses in the effectiveness of the Company's internal controls pursuant to standards established by the American Institute of Certified Public Accountants. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific internal control components has a defect or defects that could have a material adverse effect on the Company's ability to record, process, summarize and report financial data in the financial statements in a timely manner. The material weaknesses identified by the independent registered accounting firm include the following weaknesses in certain divisions of the Company:

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

         In response, the Company's principal executive officer and principal financial officer analyzed the facts and circumstances surrounding the quantity and magnitude of the adjusting journal entries within certain subsidiaries at fiscal year end. After reviewing the adjusting entries and performing an evaluation of the internal controls within certain subsidiaries, the Company's principal executive officer and principal financial officer concluded that, as of the Company's fiscal year 2004, the Company's disclosure controls and procedures required enhancements to ensure that such disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         Subsequent to the issuance of the Company's fiscal year 2004 consolidated financial statements, the Company's management determined that certain accounting errors had occurred during the Company's year-end closing process, the correction of which necessitated a restatement of the Company's consolidated financial statements for the fiscal year ending February 29, 2004. Based upon the results of management's investigation of the accounting errors, the Company's principal executive officer and principal financial officer have concluded that the accounting errors resulted from material weaknesses in the Company's disclosure controls and procedures as of February 29, 2004, particularly in the areas of account reconciliations and management review of journal entries. Detailed validation work was then performed by the Company's internal personnel in order to substantiate the financial information contained in the Company's consolidated financial statements and related disclosures that are contained in this Annual Report on Form 10-K/A. Analyses were also performed in order to compare the reasonableness of current year amounts to prior year amounts.

Enhancements to the Company's Controls and Procedures

         Management has determined that in order to ensure that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting information to be disclosed by the Company, the Company's policies and procedures need to be improved in the following areas:

        o Capitalization and amortization of asset balances - regular detailed analyses of fixed assets and accumulated depreciation accounts should be performed by preparing detailed account reconciliations, and significant transactions should be independently reviewed in a timely manner;

        o Recording and processing transactions - all transactions must be supported by appropriate documentation and sign-off review by management;

        o Reconciliation of accounts - detailed reconciliations of subsidiary accounts to the general ledger should be performed on a regular basis, and quarterly accounting review procedures should be enhanced by requiring an independent review of material general ledger accounts and reserves;

        o Management review of journal entries, account balances and financial statements - all non-recurring journal entries must be reviewed by an independent member of management;

        o Internal audit function - an internal audit function should conduct audit procedures and test internal controls in order to ensure that the Company's policies and procedures for transactional recording, transactional review, segregation of duties, and review of significant transactions at the appropriate levels of management are both effective and being followed; and

        o Competent personnel - staffing should be enhanced to provide sufficient resources to accomplish the foregoing objectives.

         In order to ensure that all material information about the Company is accurately disclosed in this report, management has taken certain incremental steps toward enhancing the Company's disclosure controls and procedures. In particular, management has:

        o  Made, and is in the process of making, appropriate personnel changes;

        o Enhanced policies and procedures for capitalization of certain costs into deferred overhauls and construction in progress;

        o  Instituted an additional level of approval for capitalized items; and

        o Strengthened monitoring of controls by adding an additional level of review authorization and review of significant transactions.

         These proposed enhancements represent significant improvements to the Company's disclosure controls and procedures. The Company believes that once fully implemented, such enhancements will address the identified disclosure control deficiencies. The Company will continue to evaluate the effectiveness of both its disclosure controls and procedures and its internal controls and procedures on an ongoing basis, and will take further action as appropriate.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     (1) Consolidated financial statements of the Company included in Item 8 "Financial Statements and Supplementary Data"

          a.  Reports of Independent Registered Public Accounting Firms
          b. Consolidated Balance Sheets as of February 29, 2004 (as restated) and February 28, 2003
          c.  Consolidated Statement of Operations for the Years Ended
                  February 29, 2004 (as restated) and
                  February 28, 2003 and 2002 (as restated)
          d. Consolidated Statements of Stockholders' Equity for the Years Ended February 29, 2004 (as restated) and
                  February 28, 2003 and 2002
          e. Consolidated Statements of Cash Flows for the Years Ended February 29, 2004 (as restated) and
                  February 28, 2003 and 2002
          f.  Notes to Consolidated Financial Statements

    (2) Financial statement schedule included Item 8 "Financial Statements and Supplementary Data"

         a.  Schedule II - Valuation and Qualifying Accounts

    (3) A list of exhibits that are filed as part of, or incorporated by reference into this Annual Report on Form 10-K/A is set forth in the
         Exhibit Index, which is on page 95 hereof.

(b)  Reports on Form 8-K.

     On May 24, 2004, the Company furnished a Current Report on Form 8-K dated May 24, 2004. The Form 8-K reported at Item 12 that the Company issued a press release announcing that it completed a refinancing of its credit facility.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 2) to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EVERGREEN HOLDINGS, INC.


Date:    September 29, 2004                   /s/ Delford M. Smith
                                              ---------------------
                                              Delford M. Smith
                                              Chairman of the Board of Directors



Date:    September 29, 2004                   /s/ Timothy G. Wahlberg
                                              -----------------------
                                              Timothy G. Wahlberg
                                              President



Date:    September 29, 2004                   /s/ John A. Irwin
                                              ------------------
                                              John A. Irwin
                                              Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION OF DOCUMENT
-----------                -----------------------

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

   10.3+     Intercreditor Agreement, dated as of May 16, 2003, by and between
                PNC Bank, National Association and Bank One, N.A.

   10.4+     AMC Award/Contract No. F11626-03-D-0024, effective as of
                October 1, 2003, issued by HQ MC/DOYAI to North American Airlines Contractor Team.

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

   10.37+    Second Amendment to Credit, Guaranty and Security Agreement, dated as of August 15, 2003, by and among Evergreen International Aviation, Inc., the subsidiaries listed on the signature page thereto, Evergreen Holdings, Inc.,1986 Trust, Evergreen Aircraft Trust, PNC Bank, National Association and GE Capital Public Finance, Inc.

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

   21.1+     Subsidiaries of Evergreen Holdings, Inc.

   31.1*     Certification of President pursuant to Rule 13a-14(a) or 15d-14(a)
                of the Securities Exchange Act of 1934, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2*     Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
                or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1*     Certification of President and Chief Financial Officer pursuant to
                18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   * Filed herewith.
   + Previously filed.