Form 10-Q
period 2004-05-31
EVERGREEN HOLDINGS INC
filed 2004-10-15
CIK 1263810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2004

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

                                  503-472-9361
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

         Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                CLASS                      OUTSTANDING AS OF OCTOBER 15, 2004
      Common stock, no par value                  10,054,749 shares

                            EVERGREEN HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MAY 31, 2004

                                TABLE OF CONTENTS


                                                                            PAGE

Part I.    Financial Information..............................................3

   Item 1. Financial Statements...............................................3
               Consolidated Balance Sheets ...................................3
               Consolidated Statements of Operations (Unaudited)..............5
               Consolidated Statements of Cash Flows (Unaudited)..............6
               Condensed Notes to Unaudited Consolidated Financial Statements.7
   Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................26
   Item 3. Quantitative and Qualitative Disclosures About Market Risk........40
   Item 4. Controls and Procedures...........................................40

Part II.   Other Information

   Item 1. Legal Proceedings.................................................43
   Item 6. Exhibits and Reports on Form 8-K..................................43

SIGNATURES...................................................................44

EXHIBIT INDEX................................................................45

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                            EVERGREEN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                        May 31,     February 29,
                                                         2004          2004
                                                       Unaudited   (as restated)
                                                      ----------   -------------
                            ASSETS
Current assets:
  Cash ........................................       $   6,996     $   4,071
  Accounts receivable, less allowance of
    $1,552 and $2,029 for doubtful accounts
       Trade ..................................          42,846        37,143
       Other ..................................             924         2,229
  Accounts and notes from affiliates, net .....           1,777         2,199
  Inventories .................................          14,170        14,719
  Prepaid expenses and other assets ...........           6,216         6,965
  Income taxes receivable .....................             661           583
  Deferred tax asset ..........................          11,964        11,964
                                                      ----------    ----------
    Total current assets ......................          85,554        79,873


  Assets held for sale ........................           6,776         6,760
  Notes receivable from affiliates ............          13,978        15,563
  Property and equipment, net .................         540,640       544,939
  Capitalized loan acquisition costs ..........          13,368        15,531
  Other assets ................................          11,912        10,975
  Goodwill ....................................           5,494         5,494
                                                      ----------    ----------
    Total assets ..............................       $ 677,722     $ 679,135
                                                      ==========    ==========


                          (continued on the next page)

                            EVERGREEN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                        May 31,     February 29,
                                                         2004          2004
                                                       Unaudited   (as restated)
                                                      ----------   -------------
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................      $  47,754      $  43,204
  Accrued liabilities ..........................         19,053         20,597
  Accrued interest .............................          1,448          7,735
  Affiliate trade and notes payable ............          1,292          2,377
  Current portion of long-term debt ............         18,595         11,580
                                                      ----------     ----------
    Total current liabilities ..................         88,142         85,493

Long-term debt .................................        306,249        299,937
Deferred rentals and other payables
  to affiliates ................................            101            101
Deferred tax liabilities .......................        100,950        104,664
                                                      ----------     ----------
      Total liabilities ........................        495,442        490,195
                                                      ----------     ----------

Stockholders' equity:
  Common stock, no par value: ..................          7,568          7,568
     20,000,000 shares authorized,
     10,054,749 shares issued and outstanding
  Retained earnings ............................        174,712        181,372
                                                      ----------     ----------
    Total stockholders' equity .................        182,280        188,940
                                                      ----------     ----------
      Total liabilities and stockholders' equity      $ 677,722      $ 679,135
                                                      ==========     ==========

         The accompanying condensed notes to unaudited consolidated financial statements are an integral part of these statements.

                            EVERGREEN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                                 For the Three Months
                                                                     Ended May 31,
                                                             ----------------------------
                                                                  2004             2003
Operating revenue:
  Flight revenue ......................................       $  87,269        $  98,439
  Sales of aircraft, parts, and other assets ..........           2,286            2,578
  Ground logistics services revenue ...................          25,610           25,525
  Support services and other revenue ..................          10,988           11,044
                                                              ----------       ----------
    Total operating revenue ...........................         126,153          137,586

Operating expenses:
  Flight costs ........................................          17,538           19,207
  Fuel ................................................          25,423           27,196
  Maintenance .........................................          17,723           15,658
  Aircraft and equipment ..............................          12,058           12,303
  Cost of sales of aircraft, parts, and other .........           1,008            1,469
  property and equipment
  Cost of ground logistics services ...................          21,755           22,310
  Support services and other ..........................          10,726            9,180
  Selling, general, and administrative expenses .......          17,468           19,563
                                                              ----------       ----------
    Total operating expenses ..........................         123,699          126,886
                                                              ----------       ----------
    Income from operations ............................           2,454           10,700
                                                              ----------       ----------
Other (expense) income:
  Interest expense ....................................          (8,959)          (9,757)
  Other non-operating (expense) income, net ...........          (3,569)             114
                                                              ----------       ----------
(Loss) income before minority interest and income taxes         (10,074)           1,057

  Minority interest ...................................            (307)            (222)
                                                              ----------       ----------
(Loss) income before income taxes .....................         (10,381)             835

  Income tax benefit (expense) ........................           3,721             (400)
                                                              ----------       ----------
Net (loss) income .....................................       $  (6,660)       $     435
                                                              ==========       ==========

         The accompanying condensed notes to unaudited consolidated financial statements are an integral part of these statements.

                                      EVERGREEN HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (in thousands)

                                                                        For the Three Months
                                                                             Ended May 31,
                                                                     ---------------------------
                                                                        2004             2003
Cash flows from operating activities:
  Net (loss) income .........................................       $  (6,660)       $     435
  Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
    Non-cash amortization of loan acquisition costs .........             992              778
      Depreciation ..........................................           6,059            6,557
      Amortization ..........................................           9,318            8,568
      Deferred income taxes .................................          (3,714)          (1,847)
    Provision for losses on accounts receivable .............             --                64
      Gain on sale of property and equipment ................            (323)            (435)
      Deferred income and other .............................             --              (120)
      Foreign currency exchange (gain) loss .................             (25)             101
      Minority interest income ..............................             307              222
      Write-off of unamortized loan acquisition costs .......           3,464              --
Changes in operating assets and liabilities:
  Accounts receivable .....................................            (4,398)          (2,282)
  Receivables from affiliates .............................               422              177
  Inventories .............................................               549            1,047
  Prepaid expenses and short-term notes receivable ........               749             (523)
  Accounts payable and accrued liabilities ................            (4,341)          (1,876)
  Income taxes payable ....................................               (78)            (640)
                                                                    ----------       ----------
      Net cash provided by operating activities .............           2,321           10,226

Cash flows from investing activities:
  Purchases of property, equipment and overhauls ............         (11,360)         (16,770)
  Proceeds from disposal of property and equipment ..........             605              903
  Long-term notes receivable from affiliates and other assets          (2,039)         (16,912)
                                                                    ----------       ----------
Net cash used in investing activities .......................         (12,794)         (32,779)

Net cash provided by financing activities:
  Proceeds from long term debt ..............................         222,247          292,166
  Payments on long term debt and notes payable to affiliates         (208,849)          (2,454)
  Payments on operating loans and short term debt ...........            --           (267,964)
                                                                    ----------       ----------
      Net cash provided by financing activities .............          13,398           21,748
                                                                    ----------       ----------
          Net increase (decrease) in cash and cash equivalents          2,925             (805)
                                                                    ----------       ----------
Cash and cash equivalents, beginning of period ..............           4,071            5,638
                                                                    ----------       ----------
Cash and cash equivalents, end of period ....................       $   6,996        $   4,833
                                                                    ==========       ==========

         The accompanying condensed notes to unaudited consolidated financial statements are an integral part of these statements.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS FOR PRESENTATION

         The interim consolidated financial statements included in this report have been prepared by Evergreen Holdings, Inc. and its subsidiaries, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

         As used in these condensed notes to unaudited consolidated financial statements:

         o the term "Holdings" refers to Evergreen Holdings, Inc.,
         o the terms "Evergreen" and "Aviation" refer to Evergreen International Aviation, Inc., and
         o the terms "Company," "we," "us," and similar terms refer to Evergreen International Aviation, Inc. and its consolidated subsidiaries, collectively.

         In the opinion of management, the interim consolidated financial statements included in this report contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than non-recurring adjustments that have been separately disclosed, are of a normal recurring nature.

         The Company conducts business in six major business segments through its wholly-owned subsidiaries:

         o Evergreen International Airlines, Inc. ("Airlines");
         o Evergreen Aviation Ground Logistics Enterprises, Inc. ("EAGLE");
         o Evergreen Helicopters, Inc. ("Helicopters");
         o Evergreen Air Center, Inc. ("Air Center");
         o Evergreen Aircraft Sales & Leasing Co. ("EASL"); and
         o Evergreen Agricultural Enterprises, Inc. ("Agriculture").

         The Company's business is seasonal, and accordingly, the interim results presented in this report are not necessarily indicative of operating results for a full year. The interim consolidated financial statements included in this report should be read in conjunction with the Company's consolidated financial statements and the accompanying notes that were included in the Company's Annual Report on Form 10-K/A for the fiscal year ended
February 29, 2004 filed with the SEC on September 30, 2004.


RECLASSIFICATIONS

         Certain amounts in the prior years' financial statements and notes have been reclassified to conform to the current year presentation. Previously reported net income (loss) or cash flows were not affected by these reclassifications.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46-R").
FIN 46-R addresses how a company should apply the provisions of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain variable interest entities in which the company does not have a controlling financial interest or the variable interest entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46-R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved.

         The Company is required to adopt FIN 46-R as of the period ending
May 31, 2005. Although management has not completed a final assessment of the impact of FIN 46-R on the Company, preliminary assessments have indicated that the Company may be the primary beneficiary of certain related party variable interest entities including, but not limited to, Ventures Holding, Inc., and Ventures Acquisition Company LLC. The Company leases certain assets consisting primarily of buildings and aircraft from these entities. The financial statements of these entities may be included in the Company's financial statements in the period of adoption of FIN 46-R and beyond. Such inclusion is not expected to have a material impact on the Company's consolidated financial statements.


NOTE 2 - FISCAL YEAR 2004 RESTATEMENT

         Subsequent to the issuance of the Company's fiscal year 2004 consolidated financial statements, the Company's management determined that certain accounting errors had occurred during the Company's year-end closing process, the correction of which necessitated a restatement of the Company's consolidated financial statements for the fiscal year ending February 29, 2004. By means of an investigation by management into the causes of the accounting errors, it was determined that, as of February 29, 2004, reconciliations of certain accounts and ledgers were either not being properly performed, not being performed in a timely manner, or not being independently reviewed by management. Consequently, certain journal entries were made at the closing of fiscal year 2004 which resulted in accounting errors in the Company's consolidated financial statements.

         In conducting the investigation, management determined that the accounting errors caused both the Company's outstanding long-term debt balance as of February 29, 2004 and the Company's total amount of selling, general, and administrative expenses for fiscal year 2004 to be understated by approximately $3.1 million. Management further determined that the accounting errors also caused an under-accrual of payroll costs, an inaccurate recording of excise tax refund receivables, and a misclassification of deposits on aircraft purchases. Based upon the results of its investigation, management determined it was necessary to restate the Company's consolidated financial statements for the fiscal year ended February 29, 2004.

         Therefore, on September 30, 2004, Holdings filed Amendment No. 2 on Form 10-K/A (the "Form 10-K/A") with the SEC for the purpose of amending Holding's Annual Report on Form 10-K for the fiscal year ended
February 29, 2004. The Form 10-K/A contains the Company's restated consolidated financial statements for the fiscal year ending February 29, 2004.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - LIQUIDITY AND GOING CONCERN

RISK OF DEFAULT ON DEBT OBLIGATIONS

         Substantially all of the Company's assets are pledged as collateral under the Company's various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility (as both are defined in Note 4 below) both contain cross-default provisions whereby certain events of default under one or more of the Company's debt obligations will result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that the Company is unable to cure such defaults or obtain waivers with respect to such defaults, the Company is at risk that the Company's payment obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated, thereby forcing the Company to either obtain alternative financing or seek legal protection from its creditors.

GOING CONCERN QUALIFICATION

         In their audit opinion report on the Company's consolidated financial statements for the fiscal year ended February 29, 2004, PricewaterhouseCoopers, LLP ("PwC"), the Company's registered public accounting firm, included an explanatory paragraph which noted that the Company has historically had violations of certain of its debt covenants. Because of the various cross-default provisions that are contained in the Company's long-term debt obligations, a failure by the Company to comply with the covenants of the Company's long-term debt obligations could result in an acceleration of all the Company's outstanding debt obligations. Due to the Company's historical difficulty in meeting its debt covenants, there is substantial doubt as to Company's ability to continue as a going concern.

         The Company's financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.


NOTE 4 - LONG-TERM DEBT OBLIGATIONS

INDENTURE NOTES

         On May 16, 2003, Aviation issued $215.0 million of 12% senior second secured notes (the "Indenture Notes"). The Indenture Notes were issued pursuant to an Indenture dated May 16, 2003, which was executed by Aviation, as issuer, by Holdings and substantially all of the subsidiaries of Aviation, as guarantors, and by Bank One, National Association, as trustee.

         The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of the Company. Because the Indenture Notes are designated as senior second secured obligations, the Indenture Notes rank equally with all of Aviation's existing senior, or unsubordinated, debt, and are senior to any of Aviation's future senior subordinated or unsubordinated debt. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation's subsidiaries, and the Trust Created February 25, 1986 (the "Trust"), an affiliated entity in which Aviation holds an approximate two-thirds beneficial interest. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15 and November 15 of each year. The next payment of accrued interest in the amount of $12.9 million will be due and payable on November 15, 2004.

         The Indenture Notes will mature on May 15, 2010, at which time the $215.0 million face value of the Indenture Notes, plus all accrued and unpaid interest, will become due. However, the Company may elect to redeem the Indenture Notes prior to the maturity date. The Indenture Notes are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

         If redeemed during the 12-month period commencing: Redemption Price

            May 15, 2007............................................ 106 %
            May 15, 2008............................................ 103 %
            May 15, 2009 and thereafter............................. 100 %

         Further information regarding the financial covenants contained in the Indenture Notes is discussed in Note 9 below.

SECURED CREDIT FACILITY

         On May 13, 2004, Aviation and certain of its subsidiaries entered into a three-year senior secured credit facility financing agreement (the "Secured Credit Facility") with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, "the Wells Fargo Lenders"). The Secured Credit Facility consists of two loans - a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, excluding the assets of Agriculture.

         At the closing of the Secured Credit Facility, approximately $83.0 million of the loan was funded. The Company utilized $80.8 million of the funds to fully repay and terminate certain revolving credit obligations owed by Aviation to PNC Bank, N.A. ("PNC Bank"), while the remaining $2.2 million of loan proceeds was used to pay for legal fees and other transaction costs incurred by the Company in connection with the closing of the Secured Credit Facility. As of May 31, 2004, the outstanding balance of the Secured Credit Facility was $90.3 million.

         INTEREST RATES. The term loan bears interest at an annual rate of either LIBOR plus 5.5% or prime plus 3.0%, and the revolving loan bears interest at an annual rate of either LIBOR plus 3.0% or prime plus 0.5%. So long as the Company is not in default under the Secured Credit Facility, the Company may elect at any time to have interest on all or a portion of the advances on the revolving loan or the term loan calculated under the applicable LIBOR interest rate option. LIBOR interest rate elections are available for LIBOR periods of 1, 2, 3, or 6 months. Interest on a LIBOR rate loan is payable on the last day of the LIBOR period (if the elected LIBOR period is less than three months) or on the last day of each three month interval (if the elected LIBOR period is six months). For any portion of the term loan or revolving loan which is not covered by a LIBOR interest rate election, monthly payments of accrued interest are due on the first day of each month.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         TERM LOAN ADVANCES. The $50.0 million term loan was fully funded at the closing of the Secured Credit Facility. No additional advances are permitted under the term loan at any time, and any principal amount of the term loan which is repaid or prepaid may not be reborrowed. The Company is required to make payments of principal on the term loan in monthly installments of $0.5 million. Payment of the monthly principal installments commenced on June 1, 2004 and will continue on the first day of each succeeding calendar month throughout the term of the Secured Credit Facility. Then, unless paid in full earlier, all outstanding principal and accrued and unpaid interest of the term loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

         REVOLVING LOAN ADVANCES. During the term of the Secured Credit Facility, the Company may receive advances of principal on the revolving loan at any time. However, the outstanding principal of the revolving loan may not at any time be greater than an amount which is determined by reference to certain eligible receivables and eligible inventory of the Company. The Company may also make payments of principal on the revolving loan at any time. All outstanding principal and all accrued and unpaid interest of the revolving loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

         COVENANT COMPLIANCE. The Company is subject to certain financial and non-financial covenants under the Secured Credit Facility. In particular, the Company must maintain: i) either a qualified cash reserve balance or an undrawn availability on the revolving loan of not less than $5.0 million, ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), and iii) a minimum ratio with respect to fixed charge coverages. The first reporting period for measuring the Company's compliance with the minimum consolidated EBITDA covenants and the minimum ratio with respect to fixed charge coverages will be for the six-month period ending August 31, 2004. The covenants in the Secured Credit Facility did not require the Company to achieve a minimum consolidated EBITDA or a minimum ratio with respect to fixed charge coverages for the three-month period ending May 31, 2004.

         In addition, the amount of capital expenditures that may be made by the Company in any fiscal year is limited to $75.0 million, of which at least
$10.0 million must be financed from sources other than the Secured Credit Facility. As of May 31, 2004, the Company had made year-to-date capital expenditures of $11.4 million and was in compliance with the capital expenditures covenant.

        If Aviation or any of its restricted subsidiaries violates any of the covenants under the Secured Credit Facility and are unable to obtain waivers from the Wells Fargo Lenders, the Company would be in default under the Secured Credit Facility and the debt could be accelerated.

         The Secured Credit Facility terminates in May 2007, at which time all outstanding amounts of principal, accrued and unpaid interest, and any other fees and expenses owed under the Secured Credit Facility will be due and payable in full.

PRIOR LOAN ACQUISITION COSTS

         In connection with the full repayment and termination of the revolving credit obligations owed by Aviation to PNC Bank, the Company incurred
$0.3 million of expense for pre-payment penalties and legal fees, and recognized a non-recurring write-off of unamortized loan acquisition costs in the amount of $3.5 million. The write-off of unamortized loan acquisition costs was included on the Company's consolidated statement of operations as part of "Other non-operating expense."

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


AMENDMENT TO WCMA LOAN AGREEMENT

         On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164 (the "WCMA Loan") with Merrill Lynch Business Financial Services, Inc. ("MLBFS") for the purpose of obtaining a $8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.00% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan shall terminate on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full.

         On May 12, 2004, EASL and MLBFS executed an amendment letter to the WCMA Loan. The amendment letter establishes certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Indenture Notes and Secured Credit Facility. The amendment letter establishes
i) a schedule for fixed charge coverage ratios to be measured on a quarter-end basis, ii) a $75 million maximum limit on capital expenditures of which at least $10 million must be funded by indebtedness, and iii) a minimum consolidated EBITDA that must be achieved by the Company on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See "Secured Credit Facility" above.

         COVENANT COMPLIANCE. The first reporting period for measuring the Company's compliance with both the fixed charge coverage ratio and the minimum consolidated EBITDA requirements of the WCMA Loan will be for the six-month period ending August 31, 2004. The covenants in the WCMA Loan did not require the Company to achieve a minimum fixed charge coverage ratio or a minimum consolidated EBITDA for the three-month period ending May 31, 2004. As of May 31, 2004, the Company had made year-to-date capital expenditures of $11.4 million and was in compliance with the capital expenditures covenant of the WCMA Loan.

NOTE 5 - EMPLOYEE BENEFIT PLAN

         Effective March 1, 2002, the Company established the Evergreen Savings and Retirement Plan (the "Plan"). The Plan is a defined contribution plan covering all full-time employees of the Company who have been credited with one year of service, are age 21 or older, are not covered by a collective bargaining agreement, and are not a temporary employee. Under the Plan, the Company matches 50% of the first 8% of base compensation that a participant contributes to the Plan. The Company also makes an annual basic contribution that is equal to 4% of the annual compensation of each participant who has completed the minimum required hours of service during the Plan year (the "4% Contribution").

         The Company anticipates that, in November 2004, it will make a 4% Contribution in the amount of $2.7 million. In November 2003, the Company made a 4% Contribution in the amount of $2.0 million.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - CONTINGENCIES

         The Company is currently involved in a number of legal proceedings, as disclosed in the Company's Annual Report on Form 10-K/A. As of the date of this report, there have been no material developments in these proceedings. While the results of these proceedings cannot be predicted with certainty, the Company believes, based on its examination of the subject matter of the proceedings, experience with similar proceedings, and discussion with legal counsel regarding possible outcomes, that the final outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. As additional information related to pending litigation becomes available, the Company will reassess the Company's potential liability and revise any estimates accordingly.


NOTE 7 - RELATED PARTY TRANSACTIONS

LEASE TRANSACTIONS

         The Company rents aircraft and buildings from entities that are owned or controlled by the Company's controlling shareholder, Mr. Delford M. Smith. During the three months ended May 31, 2004 and May 31, 2003, the Company incurred rent expense for these leases in the aggregate amounts of $1.8 million and $2.0 million, respectively.

         In addition, Aviation and Mr. Smith are co-beneficiaries of the Trust which leases certain aircraft to Airlines. Specifically, Aviation and Mr. Smith share a beneficial interest in one of the assets of the Trust, a Boeing 747 aircraft. Mr. Smith holds a one-third beneficial interest in the Boeing 747, while Aviation holds the remaining two-thirds beneficial interest. Airlines leases the Boeing 747 from the Trust. During the three months ended May 31, 2004 and May 31, 2003, aircraft rent expense incurred by Airlines that is attributable to Mr. Smith's one-third beneficial interest in the aircraft was $0.4 million and $0.4 million, respectively.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTES RECEIVABLE FROM AFFILIATES AND NOTES PAYABLE TO AFFILIATES

         The Company also has a number of notes receivable and notes payable with Mr. Smith, Ventures Holdings, Inc., and Ventures Acquisition Company LLC. (entities that are controlled by Mr. Smith). The chart below summarizes the Company's various notes receivable from, and notes payable to, Mr. Smith, Ventures Holdings, Inc., or Ventures Acquisition Company LLC at May 31, 2004 and February 29, 2004:

                                                                                                       (in thousands)
                                                                                                ---------------------------
                                                                                                 May 31,       February 29,
                                                                                                  2004            2004
                                                                                               ----------      ----------
Notes receivable from Ventures Holdings, Inc.                                                   $  9,494        $ 10,672
     (an entity controlled by Mr. Delford M. Smith) due in annual installments of $1,134 thousand, beginning March 31, 2004, with an annual interest rate of 4%

Note receivable from Ventures Acquisition Company LLC                                             1,095           1,233
     (an entity controlled by Mr. Delford M. Smith) due in annual installments of $146 thousand, beginning March 31, 2004, with an annual interest rate of 4%

Note receivable from Mr. Delford M. Smith                                                          4,526           5,095
     due in ten annual installments of $802 thousand, beginning March 31, 2004, with an annual interest rate of 4%

Note receivable from Mr. Delford M. Smith                                                            304             602
     due in annual installments to be equal to the earnings distributed on aircraft N471, with an annual interest rate of 8%

Note payable to Ventures Acquisition Company LLC                                                   (321)           (739)
     (an entity controlled by Mr. Delford M. Smith) due in monthly installments of
     $108 thousand, with an annual interest rate of 6%
                                                                                                ---------       ---------
     Net notes receivable from affiliates                                                       $ 15,098        $ 16,863
                                                                                                =========       =========

         NOTES RECEIVABLE FROM AFFILIATES - During the three months ended
May 31, 2004, the Company received $2.0 million of principal payments on notes receivable from affiliates. In addition, the Company also received $0.7 million of interest payments on such notes.

         NOTES PAYABLE TO AFFILIATES - During the three months ended
May 31, 2004, the Company made $0.4 million of principal payments on notes payable to affiliates.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BONUS COMPENSATION PAID TO MR. DELFORD M. SMITH

         On March 26, 2004, the board of directors granted a $2.9 million bonus to Mr. Smith, in accordance with the terms of Mr. Smith's employment agreement with the Company. Payment of the bonus was recorded by the Company as a part of selling, general, and administrative expenses.

         Mr. Smith utilized $2.1 million of the bonus to pay to the Company $1.4 million of principal and $0.7 million of accrued interest on obligations owed to the Company by Mr. Smith or other entities affiliated with Mr. Smith. The remaining $0.8 million of the bonus was utilized by Mr. Smith to satisfy various income taxes payable by Mr. Smith as a result of his receipt of the bonus.


NOTE 8 - BUSINESS SEGMENTS

         The Company conducts business through its six major business segments:

         o Airlines provides air cargo services for both international and domestic markets;
         o EAGLE provides full-service aviation ground handling and logistics services, including mail handling, aviation hub management, aircraft handling, cargo handling, ground system management, ground equipment maintenance, ground equipment sales and leasing, aircraft line maintenance, terminal services, aircraft de-icing and washing, check-in and ticketing, baggage acceptance and seat selection, and passenger cabin cleaning;
         o Helicopters provides helicopter and small fixed-wing aircraft services throughout the world in connection with activities such as forest fire fighting, health services, aerial spraying, heavy lift construction, law enforcement, helicopter logging, petroleum support services, search and rescue, peacekeeping and relief support, helicopter skiing, and agriculture;
         o Air Center, an unlimited Class IV airframe repair station certified by the FAA, performs aircraft maintenance, repair and overhaul services, and aircraft storage services;
         o EASL selectively buys, sells, leases, and brokers commercial aircraft, helicopters, and aircraft spare parts;
         o Agriculture produces and delivers nursery and agricultural products to wholesale and retail customers.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         The following charts present selected financial information of the Company, as further segregated by each of the major business segments.

           Selected Financial Results by Business Segment - Unaudited
                                 (in thousands)

                                            For the Three Months
                                                Ended May 31,
                                           -----------------------
                                              2004           2003
                                          ----------     ----------
          Operating Revenues:
                  Airlines                $  80,504      $  91,664
                  EAGLE                      25,610         25,525
                  Air Center                  7,749          8,284
                  Helicopters                 8,413          8,106
                  EASL                        1,590          1,561
                  Agriculture                 2,287          2,446
                                          ----------     ----------
                        Total             $ 126,153      $ 137,586
                                          ==========     ==========
          Intercompany revenues: (1)
                  Airlines                $   2,603      $   2,903
                  EAGLE                         346            681
                  Air Center                  6,914          7,602
                  Helicopters                   682            393
                  EASL                          394            896
                  Agriculture                    25             17
                                          ----------     ----------
                        Total             $  10,964      $  12,492
                                          ==========     ==========

(1)  Amounts are eliminated in consolidation

                                                        (continued on next page)

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


            Selected Financial Results by Business Segment - Unaudited
                                  (in thousands)

                                                  For the Three Months
                                                      Ended May 31,
                                               --------------------------
                                                  2004             2003
                                               ----------       -----------
          Operating expenses:
                  Airlines                     $  78,053        $  82,756
                  EAGLE                           24,361           24,276
                  Air Center                       6,563            6,744
                  Helicopters                     10,976            9,310
                  EASL                             1,531            1,113
                  Agriculture                      2,215            2,687
                                               ----------       ----------
                        Total                  $ 123,699        $ 126,886
                                               ==========       ==========
          Income (loss) from operations:
                  Airlines                     $   2,451        $   8,908
                  EAGLE                            1,249            1,249
                  Air Center                       1,186            1,540
                  Helicopters                     (2,563)          (1,204)
                  EASL                                59              448
                  Agriculture                         72             (241)
                                               ----------       ----------
                        Total                  $   2,454        $  10,700
                                               ==========       ==========
          Interest expense, net:
                  Airlines                     $   8,862        $   9,662
                  EAGLE                               51               91
                  Air Center                          26               (3)
                  Helicopters                         --               --
                  EASL                                 8               --
                  Agriculture                         12                7
                                               ----------       ----------
                        Total                  $   8,959        $   9,757
                                               ==========       ==========

                                                        (continued on next page)

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


               Selected Financial Results by Business Segment - Unaudited
                                     (in thousands)

                                               For the Three Months
                                                   Ended May 31,
                                               ---------------------
                                                  2004          2003
                                               ---------      ---------
          Depreciation and amortization
               of property and equipment
                   Airlines                    $ 13,304       $ 12,581
                   EAGLE                            612            603
                   Air Center                       311            283
                   Helicopters                      999          1,149
                   EASL                              23             36
                   Agriculture                      127            152
                                               ---------      ---------
                         Total                 $ 15,376       $ 14,804
                                               =========      =========
          Capital expenditures:
                   Airlines                    $  8,414       $ 10,010
                   EAGLE                            156            286
                   Air Center                       130            456
                   Helicopters                    2,655          5,967
                   EASL                             --             --
                   Agriculture                        5             98
                                               ---------      ---------
                         Total                 $ 11,360       $ 16,817
                                               =========      =========



                            Total Assets by Business Segment
                                     (in thousands)

                                          As of                  As of
                                       May 31, 2004         February 29, 2004
                                       (Unaudited)            (as restated)
                                       ----------              ----------
          Total assets:
              Airlines                 $ 512,629               $ 513,690
              EAGLE                       47,983                  48,588
              Air Center                  15,821                  16,503
              Helicopters                 66,963                  64,125
              EASL                         6,014                   7,676
              Agriculture                 28,312                  28,553
                                       ----------              ----------
                    Total              $ 677,722               $ 679,135
                                       ==========              ==========

                                                        (continued on next page)

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                 Selected Financial Results by Business Segment
                                  (Unaudited)
                                 (in thousands)

                                                   For the Three Months
                                                       Ended May 31,
                                                ---------------------------
                                                   2004              2003
                                                ----------       ----------
Operating revenues by geographic area:
         United States of America               $ 109,979        $ 128,442
         Foreign                                   16,174            9,144
                                                ----------       ----------
               Total                            $ 126,153        $ 137,586
                                                ==========       ==========


NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

         On May 16, 2003, Aviation issued $215.0 million of 12% senior second secured notes (the "Indenture Notes"). The Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation's subsidiaries (the "Guarantor Subsidiaries"), and the Trust (the "Non-Wholly Owned Guarantor Affiliate"). The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company (collectively, the "Non-Guarantor Subsidiaries").

         The following supplemental consolidated financial statements separately present the results of operations for Evergreen Holdings, Inc., Evergreen International Aviation, Inc., the wholly-owned Guarantor Subsidiaries on a combined basis, the Non-Wholly Owned Guarantor Affiliate, and the Non-Guarantor Subsidiaries on a combined basis, with consolidating adjustments and total consolidated amounts.

         The Company accounts for all investments in its subsidiaries utilizing the equity method of accounting. As a result, the net income and loss of each of the Company's subsidiaries is reflected on the books of the Company as either an increase in, or reduction of, the Company's equity in the earnings of each such subsidiary. For the purposes of reporting on a consolidated basis, eliminating entries are made by the Company at the holding company level in order to eliminate the balances of the Company's investments in its subsidiaries against all intercompany balances and intercompany transactions.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                          SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
                                                      For the Three Months Ended May 31, 2004
                                                                   (in thousands)

                                                                               Non Wholly
                                                                  100% Owned     Owned
                                          Holdings    Evergreen    Guarantor    Guarantor        Non                 Consolidated
                                          (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                         ---------------------------------------------------------------------------------------
Operating revenues ...................   $    --      $   2,598    $ 130,320    $   1,887    $   2,312    $ (10,964)   $ 126,153

Operating expenses ...................        --           --        112,230           93        1,601       (7,693)     106,231
Selling, general, and administrative
   expenses ..........................          15        5,811       14,549         --            658       (3,565)      17,468
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating (loss) income ..............         (15)      (3,213)       3,541        1,794           53          294        2,454

Interest income (expense) ............         144          (71)      (8,823)        (197)         (12)        --         (8,959)
Other (expense) income, net ..........        --         (3,794)          25         --            200         --         (3,569)
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before minority interest,        129       (7,078)      (5,257)       1,597          241          294      (10,074)
   income taxes, and equity in
   subsidiary earnings

Equity in earnings of subsidiaries ...      (6,789)      (2,445)        --           --           --          9,234         --
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
(Loss) income before minority interest      (6,660)      (9,523)      (5,257)       1,597          241        9,528      (10,074)
   and income taxes

Minority interest ....................        --           --           (307)        --           --           --           (307)
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
(Loss) income before income taxes ....      (6,660)      (9,523)      (5,564)       1,597          241        9,528      (10,381)

Income tax benefit (expense) .........        --          2,571        1,358         --            (96)        (112)       3,721
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net (loss) income ....................   $  (6,660)   $  (6,952)   $  (4,206)   $   1,597    $     145    $   9,416    $  (6,660)
                                         ==========   ==========   ==========   ==========   ==========   ==========   ==========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                          SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
                                                      For the Three Months Ended May 31, 2003
                                                                   (in thousands)


                                                                               Non Wholly
                                                                  100% Owned     Owned
                                          Holdings    Evergreen    Guarantor    Guarantor        Non                 Consolidated
                                          (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                         ---------------------------------------------------------------------------------------
Operating revenues ...................   $   --      $   2,004    $ 142,799    $   1,913    $   3,362    $ (12,492)   $ 137,586

Operating expenses ...................       --           --        114,220           93        2,279       (9,269)     107,323
Selling, general, and administrative
   expenses ..........................          2        8,381       13,606         --            477       (2,903)      19,563
                                         ---------   ----------   ----------   ----------   ----------   ----------   ----------
Operating (loss) income ..............         (2)      (6,377)      14,973        1,820          606         (320)      10,700

Interest expense .....................       --         (1,122)      (8,148)        (480)          (7)        --         (9,757)
Other income, net ....................       --           --            114         --           --           --            114
                                         ---------   ----------   ----------   ----------   ----------   ----------   ----------
(Loss) income before minority interest,        (2)      (7,499)       6,939        1,340          599         (320)       1,057
   income taxes, and equity in
   subsidiary earnings

Equity in earnings of subsidiaries ...        437        4,758         --           --           --         (5,195)        --
                                         ---------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before minority interest        435       (2,741)       6,939        1,340          599       (5,515)       1,057
   and income taxes

Minority interest ....................       --           --           (222)        --           --           --           (222)
                                         ---------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes ....        435       (2,741)       6,717        1,340          599       (5,515)         835

Income tax benefit (expense) .........       --          2,529       (3,145)        --             94          122         (400)
                                         ---------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) ....................   $    435    $    (212)   $   3,572    $   1,340    $     693    $  (5,393)   $     435
                                         =========   ==========   ==========   ==========   ==========   ==========   ==========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                            SUPPLEMENTAL CONSOLIDATING BALANCE SHEET - UNAUDITED
                                                    At Fiscal Quarter Ended May 31, 2004
                                                               (in thousands)

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
                                        ---------------------------------------------------------------------------------------
Assets
  Current assets:
    Cash and cash equivalents ....      $    --      $   5,938    $   1,008    $    --     $      50   $    --      $   6,996
    Accounts and assets
      receivable, net ............           --             54       42,149         --         1,567        --         43,770
    Other current assets .........            746        9,411       17,477         --         7,475        (321)      34,788
                                        ----------   ----------   ----------   ----------  ----------  ----------   ----------
Total current assets ................         746       15,403       60,634         --         9,092        (321)      85,554

  Properties, net ...................       1,747        3,496      487,901       12,012      37,276      (1,792)     540,640
  Notes receivable from affiliates ..      12,709         --           (404)         944         729        --         13,978
  Investment in subsidiaries ........     198,808      249,892         --           --          --      (448,700)        --
  Other assets including goodwill ...        --         15,515       16,085         --         5,950        --         37,550
                                        ----------    ---------   ----------   ----------  ----------  ----------   ----------
Total assets ........................   $ 214,010    $ 284,306    $ 564,216    $  12,956   $  53,047   $(450,813)   $ 677,722
                                        ==========   ==========   ==========   ==========  ==========  ==========   ==========

Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable ................   $    --      $   6,814    $  40,409    $    --     $     531   $    --      $  47,754
    Accrued liabilities and payables
      to affiliates .................        --          5,228       14,890         --           227        --         20,345
    Accrued interest ................        --          1,437         --           --            11        --          1,448
    Current portion long-term debt ..        --          6,514        4,682        6,739         660        --         18,595
                                        ----------   ----------   ----------   ----------  ----------  ----------   ----------
  Total current liabilities .........        --         19,993       59,981        6,739       1,429        --         88,142

  Long-term debt and capital leases .      71,828       74,612      134,019         --        25,790        --        306,249
  Deferred income taxes .............     (40,098)      (2,844)     141,203         --         2,577         112      100,950
  Other liabilities .................        --           --         (4,943)       5,044        --          --            101

Stockholders' equity ................     182,280      192,545      233,956        1,173      23,251    (450,925)     182,280
                                        ----------   ----------   ----------   ----------  ----------  ----------   ----------
Total liabilities and stockholders'
  equity ............................   $ 214,010    $ 284,306    $ 564,216    $  12,956   $  53,047   $(450,813)   $ 677,722
                                        ==========   ==========   ==========   ==========  ==========  ==========   ==========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                            SUPPLEMENTAL CONSOLIDATING BALANCE SHEET - UNAUDITED
                                                   At Fiscal Year Ended February 29, 2004
                                                               (in thousands)

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
                                        ---------------------------------------------------------------------------------------
Assets
  Current assets:
    Cash and cash equivalents .......   $    --      $   1,001   $   2,723    $    --     $     347   $    --      $   4,071
    Accounts and assets
      receivable, net ...............        --             13      38,210         --         1,148        --         39,371
    Other current assets ............         836       10,291      18,522         --         7,103        (321)      36,431
                                        ----------   ----------  ----------   ----------  ----------  ----------   ----------
Total current assets ................         836       11,305      59,455         --         8,598        (321)      79,873

  Properties, net ...................       1,753        3,744     492,345       12,105      37,078      (2,086)     544,939
  Notes receivable from affiliates ..      13,893         --          --            602         798        --         15,293
  Investment in subsidiaries ........     205,172      233,716        --           --          --      (438,888)        --
  Other assets including goodwill ...        --         17,628      14,891          639       5,872        --         39,030
                                        ----------   ----------  ----------   ----------  ----------  ----------   ----------
Total assets ........................   $ 221,654    $ 266,393   $ 566,691    $  13,346   $  52,346   $(441,295)   $ 679,135
                                        ==========   ==========  ==========   ==========  ==========  ==========   ==========

Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable ................   $    --      $   6,682   $  35,734    $    --     $     788   $    --      $  43,204
    Accrued liabilities and payables
      to affiliates .................        --          5,366      15,137         --            94        --         20,597
    Accrued interest ................        --          7,727          (1)        --             9        --          7,735
    Income taxes payable ............        --             64       2,218         --            95        --          2,377
    Current portion long-term debt ..        --             66       5,652        5,059         803        --         11,580
                                        ----------   ----------  ----------   ----------  ----------  ----------   ----------
  Total current liabilities .........        --         19,905      58,740        5,059       1,789        --         85,493

  Long-term debt and capital leases .      74,076       64,422     132,946        2,898      25,595        --        299,937
  Deferred income taxes .............     (41,362)       1,760     142,554         --         1,712        --        104,664
  Other liabilities .................        --           --        (4,698)       4,799        --          --            101

Stockholders' equity ................     188,940      180,306     237,149          590      23,250    (441,295)     188,940
                                        ----------   ----------  ----------   ----------  ----------  ----------   ----------
Total liabilities and stockholders'
  equity ............................   $ 221,654    $ 266,393   $ 566,691    $  13,346   $  52,346   $(441,295)   $ 679,135
                                        ==========   ==========  ==========   ==========  ==========  ==========   ==========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                             SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
                                                        For the Three Months Ended May 31, 2004
                                                                     (in thousands)

                                                                              Non Wholly
                                                                 100% Owned     Owned
                                         Holdings    Evergreen    Guarantor    Guarantor        Non                 Consolidated
                                         (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                        ----------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities ..............   $   2,248    $ (14,030)   $  10,235    $   1,445    $     (31)   $   2,454    $   2,321
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Cash flows from investing activities:
  Purchases of property, equipment,
    and overhauls ...................        --            (10)     (11,025)        --           (325)        --        (11,360)
  Proceeds from sale of property &
    equipment .......................        --           --            605         --           --           --            605
  Notes receivable & other assets ...        --          1,223         (573)        (227)          (9)      (2,453)      (2,039)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net cash provided by (used in)
  investing activities ..............        --          1,213      (10,993)        (227)        (334)      (2,453)     (12,794)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Cash flows from financing activities:
  Proceeds from long term debt ......        --        222,247         --           --           --           --        222,247
  Payments on long term debt ........        --       (205,553)      (3,149)        --           (147)        --       (208,849)
  Other financing sources ...........      (2,248)       1,059        2,192       (1,218)         216           (1)        --
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net cash provided by (used in)
  financing activities ..............      (2,248)      17,753         (957)      (1,218)          69           (1)      13,398
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net increase (decrease) in cash .....        --          4,936       (1,715)        --           (296)        --          2,925

Cash, beginning of period ............       --          1,002        2,723         --            346         --          4,071
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Cash, end of period .................   $    --      $   5,938    $   1,008    $    --      $      50    $    --      $   6,996
                                        ==========   ==========   ==========   ==========   ==========   ==========   ==========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                           SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
                                                      For the Three Months Ended May 31, 2003
                                                                   (in thousands)


                                                                              Non Wholly
                                                                 100% Owned     Owned
                                         Holdings    Evergreen    Guarantor    Guarantor        Non                 Consolidated
                                         (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                        ----------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities ..............   $  (2,934)   $   8,717    $   6,655    $   1,563    $     983    $  (4,758)   $  10,226
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from investing activities:
  Purchases of property, equipment,
    and overhauls ...................        --           (316)     (16,292)        --           (162)        --        (16,770)
  Proceeds from sale of property &
    equipment .......................        --           --            903         --           --           --            903
  Notes receivable & other assets ...        --        (21,169)        (342)        --           (159)       4,758      (16,912)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net cash provided by (used in)
  investing activities ..............        --        (21,485)     (15,731)        --           (321)       4,758      (32,779)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from financing activities:
  Proceeds from long term debt ......        --        290,164        1,808         --            194         --        292,166
  Payments on long term debt ........        --           --         (1,404)      (1,050)        --           --         (2,454)
  Payments on operating loans and short
    term debt .......................       2,934     (276,149)       6,186         (513)        (422)        --       (267,964)
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net cash provided by (used in)
  financing activities ..............       2,934       14,015        6,590       (1,563)        (228)        --         21,748
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net increase (decrease) in cash .....        --          1,247       (2,486)        --            434         --           (805)

Cash, beginning of period ............       --            854        4,714         --             70         --          5,638
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Cash, end of period .................   $    --      $   2,101    $   2,228    $    --      $     504    $    --      $   4,833
                                        ==========   ==========   ==========   ==========   ==========   ==========   ==========


NOTE 10-SUBSEQUENT EVENTS

         In August 2004, the Company's air freight contract with DHL expired by its own terms. Under the DHL contract, the Company utilized its DC9 aircraft for the purpose of providing air freight services for locations along the west coast of the United States. Due to the expiration of the DHL contract, the DC9 aircraft are not currently being utilized. As a result, the Company is assessing i) opportunities that would utilize the capabilities of the DC9 aircraft and ii) any impairment in asset value that may need to be recorded on the Company's books in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we note that certain statements in this Quarterly Report on Form 10-Q and elsewhere are forward-looking and provide other than historical information. The words "believe," "estimate," anticipate," "project," "intend," "expect," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Because such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may not be realized, the statements contained in this Quarterly Report on Form 10-Q or elsewhere should not be relied upon as predictions of future events.

         Our Annual Report on Form 10-K/A for the fiscal year ended
February 29, 2004 filed with the SEC on September 30, 2004, identifies important risks that could cause actual results to differ materially from assertions made by us in forward-looking statements. Such risks include, but are not limited to, our future compliance with the terms of our debt agreements, general conditions in the aviation industry, our ability to adequately maintain our fleet, the effect of government laws and regulations, the risks related to our operations in dangerous locations, and fluctuations in the cost of fuel. These are only some of the risks that may affect the forward-looking statements contained in this Quarterly Report on Form 10-Q. For further information regarding risks and uncertainties associated with our business, please see the Company's other reports and filings with the SEC, including, but not limited to our Annual Report on Form 10-K/A for the year ended February 29, 2004.

       Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We assume no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

         Evergreen Holdings, Inc. ("Holdings") is the parent company of Evergreen International Aviation, Inc. ("Evergreen" or "Aviation") and its subsidiaries. Evergreen is a leading provider of worldwide airfreight transportation, aircraft ground handling and logistics, helicopter services, small aircraft sales and leasing, and aircraft maintenance and repair services. Evergreen provides services to a broad base of customers, including the United States Air Force Air Mobility Command ("AMC"), the United States Postal Service ("U.S. Postal Service"), freight forwarders, domestic and foreign airlines, industrial manufacturers, and other government agencies. For the military fiscal year beginning October 1, 2003, Evergreen is the largest commercial provider of Boeing 747 wide-body air cargo services to the U.S. military based on entitlement.

         Evergreen conducts business through its six major business segments:

         o Evergreen International Airlines, Inc. ("Airlines");
         o Evergreen Aviation Ground Logistics Enterprises, Inc. ("EAGLE");
         o Evergreen Helicopters, Inc. ("Helicopters");
         o Evergreen Air Center, Inc. ("Air Center");
         o Evergreen Aircraft Sales & Leasing Co. ("EASL"); and
         o Evergreen Agricultural Enterprises, Inc. ("Agriculture").

         As used herein, the terms "Company," "we," "us," and similar terms collectively refer to Evergreen International Aviation, Inc. and its consolidated subsidiaries.

        General information about us can be found at:
        WWW.EVERGREENAVIATION.COM/CORP.HTML.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC. No information on our website is incorporated by reference into this Quarterly Report on Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS:

         The following table sets forth the results of operations with respect to our consolidated reportable segments for the three months ended May 31, 2004 and May 31, 2003:


                                             RESULTS OF OPERATIONS
                                                   Unaudited
                                                 (in thousands)

                                                      For the Three Months
                                                          ended May 31,       2004 vs. 2003
                                                      --------------------      Increase/
                                                        2004         2003       (decrease)
                                                      ---------    --------     ----------
Operating revenue:
      Flight revenue ............................     $ 87,269     $ 98,439     $ (11,170)
      Sales of aircraft, parts, and other assets         2,286        2,578          (292)
      Ground logistics services revenue .........       25,610       25,525            85
      Support services and other revenue ........       10,988       11,044           (56)
                                                      ---------    ---------    ----------

           Total operating revenue ..............      126,153      137,586       (11,433)

Operating expenses:
      Flight costs ..............................       17,538       19,207        (1,669)
      Fuel ......................................       25,423       27,196        (1,773)
      Maintenance ...............................       17,723       15,658         2,065
      Aircraft and equipment ....................       12,058       12,303          (245)
      Cost of sales of aircraft, parts, and other        1,008        1,469          (461)
           property and equipment
      Cost of ground logistics services .........       21,755       22,310          (555)
      Cost of support services and other ........       10,726        9,180         1,546
      Selling, general, and administrative ......       17,468       19,563        (2,095)
                                                      ---------    ---------    ----------
           Total operating expenses .............      123,699      126,886        (3,187)
                                                      ---------    ---------    ----------

           Income from operations ...............        2,454       10,700        (8,246)
                                                      ---------    ---------    ----------

Other (expense) income
       Interest expense                                 (8,959)      (9,757)          798
       Other non-operating (expense) income, net        (3,569)         114        (3,683)
                                                      ---------    ---------    ----------
(Loss) income before minority interest and
    income taxes ................................      (10,074)       1,057       (11,131)
                                                      ---------    ---------    ----------

    Minority interest ...........................         (307)        (222)          (85)
                                                      ---------    ---------    ----------

(Loss) income before income taxes ...............      (10,381)         835       (11,216)

    Income tax benefit (expense) ................        3,721         (400)        4,121
                                                      ---------    ---------    ----------

Net (loss) income                                     $ (6,660)    $    435     $  (7,095)
                                                      =========    =========    ==========

OPERATING REVENUE

         Total operating revenue for the three months ended May 31, 2004 was $126.2 million, which was a 8.3% decrease from total operating revenues of $137.6 million for the same period in 2003. Most of the decrease in operating revenue is attributable to decreased flight revenue, particularly in the area of revenue from AMC contracts.


         FLIGHT REVENUE - Flight revenue from the operations of our Airlines and Helicopters segments accounted for $87.3 million, or approximately 69.2%, of our total operating revenue for the three months ended May 31, 2004. Compared to the same three-month period in 2003, we experienced a $11.2 million decrease in our flight revenue. The decrease in flight revenue was primarily attributable to a decrease in the number of block hours flown by us under AMC contracts.

         o AIRLINES - During the three-month period ended May 31, 2004, flight revenue from our airlines segment decreased $11.2 million from the same three-month period in 2003. The decline in flight revenue is primarily attributable to a decision by the U.S. Air Force Air Mobility Command to shift away from the use of commercial aircraft in favor of using organic military transport aircraft for movements of cargo directly into Iraq. As a result, the flight revenue earned by us under AMC contracts decreased $12.5 million for the three months ended May 31, 2004, as compared to the same period in 2003. $12.3 million of the decrease was attributable to reductions in the number of block hours flown, while $0.2 million of the decrease was related to a reduction in negotiated rates on AMC contracts.

         However, during the three-month period ended May 31, 2004, flight revenue from our commercial customers increased by $1.3 million as compared to the same three-month period in 2003. Revenue earned from our Boeing 747 commercial flights increased $3.3 million, while revenue earned from our DC-9 commercial flights decreased by $2.0 million. In regard to our Boeing 747 commercial flights, revenue from flights out of Asia increased by $5.9 million, but completion of a Finnair contract resulted in a $2.6 million decrease of revenue. The $2.0 million decrease in revenue from our DC-9 commercial flights resulted from a loss of revenue due to the completion of a U.S. Postal Service contract, which was partially offset by an increase of flight revenue from our DHL contract.

         As illustrated in the following table, the decrease in Airlines's flight revenue is a result of a 16.6% decrease in the number of AMC block hours flown by our aircraft for the three months ended
         May 31, 2004, as compared to the same three-month period in 2003.

                                     Block Hour Comparison
                    For the Three Months Ended May 31, 2004 and May 31, 2003

                                                                         Increase/
                                                     May 31,    May 31, (decrease)
                                                      2004       2003    from 2003
                                                     ------     ------    -------
Boeing 747 Hours
      AMC contracts ............................      5,960      7,030     (1,070)
      Other All-In contracts ...................        682        612         70
                                                     -------    -------    -------
           Total B747 hours for All-In contracts      6,642      7,642     (1,000)

      ACMI contracts ...........................         40          0         40
                                                     -------    -------    -------
           Total B747 hours ....................      6,682      7,642       (960)
                                                     -------    -------    -------
DC9 Block Hours
      All-In contracts .........................          0        522       (522)
      ACMI contracts ...........................        833        845        (12)
                                                     -------    -------    -------
           Total DC9 Hours .....................        833      1,367       (534)
                                                     -------    -------    -------
           Total Block Hours ...................      7,515      9,009     (1,494)
                                                     =======    =======    =======

         o HELICOPTERS - During the three months ended May 31, 2004, flight revenue from our Helicopters segment was $7.5 million, as compared to $7.5 million for the same three-month period in 2003. Revenue from heavy lift and fire suppression contracts increased by $0.1 million. However, revenue from our Texas-based flights decreased by $0.1 million.

         SALES OF AIRCRAFT, PARTS, AND OTHER ASSETS - Revenue from sales of aircraft, parts, and other assets was $2.3 million for the three months ended May 31, 2004 as compared to $2.6 million for the three months ended
May 31, 2003. The $0.3 million decrease in revenues from sales of aircraft, helicopters, and parts was primarily attributable to a general decline in demand.

         GROUND LOGISTICS SERVICES REVENUE - Ground logistics services revenue was $25.6 million for the three months ended May 31, 2004, as compared to $25.5 million for the three months ended May 31, 2003. We generated $0.8 million more in revenue as a result of an increase in the volume of ground logistics services provided by us to our domestic and foreign customers. However, our revenues from the U.S. Postal Service declined by $0.7 million due to a corresponding decrease in volume of services provided.

         SUPPORT SERVICES AND OTHER REVENUE - Support services and other revenue was $11.0 million for the three months ended May 31, 2004, as compared to $11.1 million for the three months ended May 31, 2003. The $0.1 million decrease was primarily attributable to the more extensive internal utilization of the Air Center's resources and maintenance services by our airlines segment.

OPERATING EXPENSES

         Total operating expenses for the three months ended May 31, 2004 were $123.7 million, which was a 2.5% decrease from $126.9 million for the same three-month period in 2003. The decrease of $3.2 million in total operating expenses was primarily attributable to reductions in flight costs, fuel expense, and administrative costs, as partially offset by increases in costs for aircraft maintenance.

         FLIGHT COSTS - Flight costs were $17.5 million for the three months ended May 31, 2004, as compared to $19.2 million for the three months ended May 31, 2003, resulting in a decrease of $1.7 million.

         o AIRLINES - Reductions in the number of block hours flown by our aircraft accounted for $1.6 million of the decrease in flight costs. Specifically, a decrease in the number of flights flown by us to Europe reduced flight costs by $0.8 million, while reductions in AMC commissions and payroll costs further reduced flight costs by an additional $0.8 million.

         o HELICOPTERS - Cost containment measures for helicopter flight crew costs and a decrease in the number of flights flown resulted in a $0.1 million decrease in helicopter flight costs for the three months ended May 31, 2004, as compared to the same period in 2003.

         FUEL EXPENSE - Fuel expense was $25.4 million for the three months ended May 31, 2004, as compared to $27.2 million for the three months ended
May 31, 2003. The decrease of $1.8 million primarily resulted from a decrease in the number of hours flown by our aircraft (and a corresponding decrease in usage of fuel), as partially offset by increasing prices for aviation fuel.

         o AIRLINES - Fuel expense for our Airlines segment decreased by $2.0 million. A reduction in the number of block hours flown by Airlines aircraft resulted in a $3.3 million decrease in fuel expense. However, this decrease was significantly offset by fuel cost increases of $1.3 million due to industry-wide rising prices for aviation fuel.

         o HELICOPTERS - Our Helicopters segment experienced a $0.2 million increase for helicopter fuel costs. The increase in fuel costs was primarily attributable to i) an increase in the volume of helicopter fuel sold by us to third parties and ii) industry-wide increases in aviation fuel prices.

         MAINTENANCE EXPENSE - Expense for aircraft maintenance was $17.7 million for the three months ended May 31, 2004, as compared to $15.6 million for the three months ended May 31, 2003, resulting in an increase of $2.1 million.

         o AIRLINES - Maintenance expenses for our Airlines aircraft increased by $0.7 million. Although our amortization expense for capitalized airframe maintenance costs increased by $2.8 million due to increased amortization of aircraft maintenance check costs, our amortization expense for capitalized engine overhaul costs declined $1.5 million due to our continued use of leased engines. In addition, our expense for purchases of aircraft component parts, aircraft repairs, and other expenses declined by approximately $0.6 million.

         o HELICOPTERS - An increase of $1.4 million for helicopter maintenance expense was primarily attributable to i) a $0.3 million increase in the amortization of previously capitalized overhaul costs and
         ii) $1.1 million of additional costs that were incurred in order to prepare our fleet for current year contracts.

         AIRCRAFT AND EQUIPMENT EXPENSE - Aircraft and equipment expense was $12.1 million for the three months ended May 31, 2004, as compared to $12.3 million for the three months ended May 31, 2003, resulting in a decrease of $0.2 million of expense.

         o AIRLINES - Aircraft and equipment expense for our Airlines segment decreased by $0.5 million primarily as a result of i) a $0.1 million reduction in aircraft insurance costs, ii) a $0.1 million reduction in engine rental expense due to decreased flight activity, and iii) a $0.3 million reduction in the depreciation of DC9 aircraft components.

         o HELICOPTERS - The $0.3 million increase in aircraft and equipment expense for our Helicopters segment was attributable to a $0.5 million increase in helicopter lease expenses, as partially offset by a $0.2 million decrease in depreciation expense.

         COST OF SALES OF AIRCRAFT, PARTS, AND OTHER PROPERTY - Cost of sales of aircraft, parts, and other property and equipment was $1.0 million for the three months ended May 31, 2004, as compared to $1.5 million for the three months ended May 31, 2003. The $0.5 million decrease in cost of sales was driven by increases in our consignment sales and sales of parts that had no book value.

         COST OF GROUND LOGISTICS SERVICES - Cost of ground logistics services was $21.8 million for the three months ended May 31, 2004, as compared to $22.3 million for the three months ended May 31, 2003, resulting in a $0.5 million decrease. Although we were able to reduce our expenses for labor and outside services by $0.8 million, our costs for supplies and taxes increased by $0.3 million.

         OTHER SUPPORT COSTS - Other support costs were $10.7 million for the three months ended May 31, 2004, as compared to $9.2 million for the same three-month period in 2003. The increase of $1.5 million in support costs was attributable to a $0.6 million increase in charter landing fees and ground handling expenses in our airlines segment, a $1.6 million increase in support costs at our aircraft maintenance center, and a $0.7 million decrease in nursery product costs in our agricultural division.

         SELLING, GENERAL AND ADMINISTRATIVE - Total selling, general, and administrative expense for the three months ended May 31, 2004 was $17.5 million, as compared to $19.6 million for the three months ended
May 31, 2003. The $2.1 million decrease was primarily attributable to the increased amount of professional fees and travel expenses that we incurred during the three months ended May 31, 2003 in conjunction with the restructuring of our long-term debt and the issuance of our 12% senior second secured notes (the "Indenture Notes") in May 2003.

INTEREST EXPENSE

         Interest expense for the three months ended May 31, 2004 was $9.0 million, which was a 8.2% decrease from $9.8 million for the same three-month period in 2003. The $0.8 million reduction in interest expense was primarily attributable to one-time interest charges that were incurred by us during the three months ended May 31, 2003 in connection with the restructuring of our long-term debt and issuance of the Indenture Notes in May 2003.

OTHER NON-OPERATING EXPENSE AND INCOME

        During May 2004, and in conjunction with the full repayment and termination of our revolving line of credit with PNC Bank, N.A. ("PNC Bank"), we expensed $3.5 million of unamortized loan acquisition costs, and incurred loan prepayment penalties and other legal fees of $0.3 million. In addition, our agricultural division recognized $0.2 million of non-operating income from the grant of real property lien rights to Zimmler Development, LLC.

INCOME TAX EXPENSE

         Our income tax benefit for the three months ended May 31, 2004 was $3.7 million, as compared to an income tax expense of $0.4 million for the three months ended May 31, 2003. The decrease in income tax expense was due primarily to a pre-tax loss of $10.4 million for the three months ended May 31, 2004, as compared to pre-tax income of $0.8 million for the same period in 2003. The effective tax rate, on an annualized basis, for the three months ended
May 31, 2004 and May 31, 2003, was 35.8% and 47.9%, respectively.

LIQUIDITY

         At May 31, 2004, we had cash and cash equivalents of $7.0 million, as compared to cash and cash equivalents of $4.1 million at February 29, 2004, and as compared to cash and cash equivalents of $4.8 million at May 31, 2003.

CASH FLOWS FROM OPERATING ACTIVITIES

         Comparing our cash flows during the three-month period ending
May 31, 2004 to our cash flows during the three-month period ending
May 31, 2003, we generated $7.9 million less cash from operating activities during the three months ended May 31, 2004 than during the same three-month period in 2003. During the three months ended May 31, 2004, we generated
$2.3 million of cash in our operating activities, as compared to generating cash of $10.2 million from operating activities during the same period in 2003.

         During the three months ended May 31, 2004, we used approximately $19.5 million of cash in our operating activities. In addition to recognizing a loss of $6.7 million during the three months ended May 31, 2004, we used
$4.4 million of cash in order to reduce our accounts payable balances. Our cash flow from operations was also reduced by a $4.4 million increase in outstanding accounts receivable from our customers, a $3.7 million decrease in deferred income taxes, and a $0.3 million increase in gains on sales of property and equipment, without a corresponding increase in cash flow.

         However, during the same three-month period, other operating activities also provided approximately $21.8 million of cash, primarily as a result of non-cash expense allocations and increases in certain balance sheet accounts. Non-cash expense allocations, such as depreciation and amortization, generated cash flows of $16.3 million, and increases in accounts receivable from affiliates, inventory, prepaid expenses, and notes receivable generated another $2.0 million of cash. Also, in connection with the full repayment and termination of our line of credit with PNC Bank, we recognized a non-cash write-off for $3.5 million of unamortized loan acquisition costs that were associated with that line of credit.

CASH FLOWS FROM INVESTING ACTIVITIES

         During the three months ended May 31, 2004, we used $12.8 million of cash for investing activities, as compared to a $32.8 million use of cash during the same three month period in 2003.

         CAPITAL EXPENDITURES - We used $11.4 million of cash for capital expenditures of property, equipment, and overhauls during the three months ended May 31, 2004, as compared to $16.8 million during the three months ended
May 31, 2003. In particular, we purchased additional aircraft, aircraft parts, and airframes, performed scheduled overhauls of engines, and purchased upgrades and enhancements for our aircraft.

         DISPOSAL OF ASSETS - We received $0.6 million in cash proceeds from the disposal of assets, primarily from the sale of aircraft components.

         NOTES RECEIVABLE AND OTHER ASSETS - We used $2.0 million of cash for notes receivable and other assets during the three months ended May 31, 2004. In May 2004, we paid $2.4 million of legal and professional fees in connection with the closing of the Secured Credit Facility (as defined in "Capital Resources - Secured Credit Facility" below). We capitalized the legal and professional fees as loan acquisition costs and we will amortize the costs over the term of the Secured Credit Facility. We also used $0.5 million of cash in payment of deposits. However, we also generated $0.9 million of cash as a result of decreases in other assets.

CASH FLOWS FROM FINANCING ACTIVITIES

         During the three months ended May 31, 2004, we generated $13.4 million of cash from financing activities, primarily as a result of the refinancing of our revolving line of credit in May 2004. In comparison, we generated
$21.7 million of cash from financing activities during the three months ended May 31, 2003.

        PROCEEDS FROM LONG-TERM DEBT - During the three months ended May 31, 2004, the Company received $222.2 million of cash proceeds from long-term debt financing.

         From March 1, 2004 to May 13, 2004, we received $106.5 million of cash advances on our revolving line of credit with PNC Bank. On May 13, 2004, we closed on the Secured Credit Facility with the Wells Fargo Lenders and received an initial cash advance of $83.0 million. We utilized the majority of this initial cash advance to fully repay and terminate our revolving line of credit with PNC Bank. From May 14, 2004 through May 31, 2004, we received additional cash advances of $32.7 million from the Secured Credit Facility.

         Further details of the new Secured Credit Facility are found in "Capital Resources" below.

         PAYMENTS ON LONG-TERM DEBT - During the quarter ended May 31, 2004, we used $208.8 million of cash for payments on our long-term debt obligations.

         From March 1, 2004 to May 13, 2004, we made payments of $99.3 million on the outstanding principal balance of our revolving line of credit with PNC Bank. On May 13, 2004, we utilized $80.8 million of the initial cash advance from the Secured Credit Facility to fully repay and terminate all obligations that we owed to PNC Bank under the revolving line of credit. From May 14, 2004 through May 31, 2004, we made payments of $25.4 million on the outstanding balance owed by us under the Secured Credit Facility.

         We also made payments of $3.3 million on various other long-term debt instruments, which consist primarily of equipment purchase notes

CAPITAL RESOURCES

         At May 31, 2004, our total long-term debt balance was $324.8 million, which was an increase of $13.3 million from our long-term debt balance of $311.5 million at February 29, 2004. Our long-term debt is comprised of a $215.0 million outstanding balance on the Indenture Notes, a $90.3 million outstanding balance on the Secured Credit Facility, and $19.5 million on various equipment purchase notes.


INDENTURE NOTES

         On May 16, 2003, Aviation issued the Indenture Notes. The Indenture Notes are 12% senior second secured notes and were issued for their face value of $215.0 million. The Indenture Notes were issued pursuant to an Indenture dated May 16, 2003, which was executed by Aviation, as issuer, by Holdings and substantially all of the subsidiaries of Aviation, as guarantors, and by Bank One, National Association, as trustee. The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of the Company. Because the Indenture Notes are designated as senior second secured obligations, the Indenture Notes rank equally with all of Aviation's existing senior, or unsubordinated, debt, and are senior to any of Aviation's future senior subordinated or unsubordinated debt. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation's subsidiaries, and the Trust. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company.

         The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15 and November 15 of each year. The next payment of accrued interest in the amount of $12.9 million will be due and payable on November 15, 2004.

         The Indenture Notes will mature on May 15, 2010, at which time the $215.0 million face value of the Indenture Notes, plus all accrued and unpaid interest, will become due. However, the Company may elect to redeem the Indenture Notes prior to the maturity date. The Indenture Notes are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

       If redeemed during the 12-month period commencing: Redemption Price

          May 15, 2007............................................ 106 %
          May 15, 2008............................................ 103 %
          May 15, 2009 and thereafter............................. 100 %


         On May 13, 2004, the Company made the semi-annual payment of accrued interest on the Indenture Notes in the amount of $12.9 million. The last cash advance received by the Company from PNC Bank provided $6.0 million of cash for the May 13 interest payment, and the remaining $6.9 million was funded out of the cash advances that the Company received under the Secured Credit Facility.

SECURED CREDIT FACILITY

         On May 13, 2004, the Company entered into the Secured Credit Facility with the Wells Fargo Lenders. The Secured Credit Facility is a three-year senior secured credit facility that consists of two loans a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries, excluding the assets of those subsidiaries that operate the Company's agricultural business.

         At the closing of the Secured Credit Facility, approximately $83.0 million of the loan was funded. The Company utilized $80.8 million of the funds to fully repay and terminate the revolving credit obligations owed by Aviation to PNC Bank, while the remaining $2.2 million of the proceeds was used to pay for legal fees and other transaction costs incurred by the Company in connection with the closing of the Secured Credit Facility. As of May 31, 2004, the outstanding balance of the Secured Credit Facility was $90.3 million.

         INTEREST RATES. The term loan bears interest at an annual rate of either LIBOR plus 5.5% or prime plus 3.0%, and the revolving loan bears interest at an annual rate of either LIBOR plus 3.0% or prime plus 0.5%. So long as the Company is not in default under the Secured Credit Facility, the Company may elect at any time to have interest on all or a portion of the advances on the revolving loan or the term loan calculated under the applicable LIBOR interest rate option. LIBOR interest rate elections are available for LIBOR periods of 1, 2, 3, or 6 months. Interest on a LIBOR rate loan is payable on the last day of the LIBOR period (if the elected LIBOR period is less than three months) or on the last day of each three month interval (if the elected LIBOR period is six months). For any portion of the term loan or revolving loan which is not covered by a LIBOR interest rate election, monthly payments of accrued interest are due on the first day of each month.

         TERM LOAN ADVANCES. The $50.0 million term loan was fully funded at the closing of the Secured Credit Facility. No additional advances are permitted under the term loan at any time, and any principal amount of the term loan which is repaid or prepaid may not be reborrowed. The Company is required to make payments of principal on the term loan in monthly installments of $0.5 million. Payment of the monthly principal installments commenced on June 1, 2004 and will continue on the first day of each succeeding calendar month throughout the term of the Secured Credit Facility. Then, unless paid in full earlier, all outstanding principal and accrued and unpaid interest of the term loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

         REVOLVING LOAN ADVANCES. During the term of the Secured Credit Facility, the Company may receive additional advances of principal on the revolving loan at any time. However, the outstanding principal of the revolving loan may not at any time be greater than an amount which is determined by reference to certain eligible receivables and eligible inventory of the Company. The Company may also make payments of principal on the revolving loan at any time. All outstanding principal and all accrued and unpaid interest of the revolving loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

         COVENANT COMPLIANCE. The Company is subject to certain financial and non-financial covenants under the Secured Credit Facility. In particular, the Company must maintain: i) either a qualified cash reserve balance or an undrawn availability on the revolving loan of not less than $5.0 million, ii) minimum thresholds with respect to certain consolidated and non-consolidated EBITDA, and
iii) a minimum ratio with respect to fixed charge coverages. The first reporting period for measuring the Company's compliance with the minimum consolidated EBITDA covenants and the minimum ratio with respect to fixed charge coverages will be for the six-month period ending August 31, 2004. The covenants in the Secured Credit Facility did not require the Company to achieve a minimum consolidated EBITDA or a minimum ratio with respect to fixed charge coverages for the three-month period ending May 31, 2004.

         In addition, the amount of capital expenditures that may be made by the Company in any fiscal year is limited to $75.0 million, of which at least
$10.0 million must be financed from sources other than the Secured Credit Facility. As of May 31, 2004, the Company had made year-to-date capital expenditures of $11.4 million and was in compliance with the capital expenditures covenant.

        If Aviation, or any of its restricted subsidiaries, violates any of the covenants under the Secured Credit Facility and are unable to obtain waivers from the Wells Fargo Lenders, the Company would be in default under the Secured Credit Facility and the debt could be accelerated.

         The Secured Credit Facility terminates in May 2007, at which time all outstanding amounts of principal, accrued and unpaid interest, and any other fees and expenses owed under the Secured Credit Facility will be due and payable in full.

AMENDMENT TO WCMA LOAN AGREEMENT TO EASL

         On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164 (the "WCMA Loan") with Merrill Lynch Business Financial Services, Inc. ("MLBFS") for the purpose of obtaining a $8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.00% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan shall terminate on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full.

         On May 12, 2004, EASL and MLBFS executed an amendment letter to the WCMA Loan. The amendment letter establishes certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Indenture Notes and Secured Credit Facility. The amendment letter establishes
i) a schedule for fixed charge coverage ratios, to be measured on a quarter-end basis, ii) a $75 million maximum limit on capital expenditures, of which, at least $10 million must be funded by indebtedness, and iii) a minimum EBITDA consolidated that must be achieved by the Company on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility.

         COVENANT COMPLIANCE. The first reporting period for measuring the Company's compliance with both the fixed charge coverage ratio and the minimum consolidated EBITDA requirements of the WCMA Loan will be for the six-month period ending August 31, 2004. The covenants in the WCMA Loan did not require the Company to achieve a minimum fixed charge coverage ratio or a minimum consolidated EBITDA for the three-month period ending May 31, 2004. As of May 31, 2004, the Company had made year-to-date capital expenditures of $11.4 million and was in compliance with the capital expenditures covenant of the WCMA Loan.

RISK OF DEFAULT ON DEBT OBLIGATIONS

         Substantially all of the assets of the Company are pledged as collateral under the Company's various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby an event of default under one or more debt obligations of either Aviation or its restricted subsidiaries would also result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that the Company is unable to cure such defaults or obtain waivers with respect to such defaults, the Company is at risk that the Company's payment obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated, thereby forcing the Company to either obtain alternative financing or seek legal protection from its creditors.

GOING CONCERN QUALIFICATION

         In their audit opinion report on the Company's consolidated financial statements for the fiscal year ended February 29, 2004, PricewaterhouseCoopers, LLP ("PwC"), the Company's registered public accounting firm, included an explanatory paragraph which noted that the Company has historically had violations of certain of its debt covenants. Because of the various cross-default provisions that are contained in the Company's long-term debt obligations, a failure by the Company to comply with the covenants of the Company's long-term debt obligations could result in an acceleration of all the Company's outstanding debt obligations. Due to the Company's historical difficulty in meeting its debt covenants, there is substantial doubt as to the Company's ability to continue as a going concern.

         The Company's financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.


CONTRACTUAL OBLIGATIONS

         Our long-term contractual obligations are comprised primarily of amounts owed by us under the Indenture Notes and the Secured Credit Facility. In addition, approximately 12.7% of our projected long-term contractual obligations are payments that will be due under various equipment and facility leases. The following table summarizes our contractual cash obligations as of May 31, 2004:

                                                     (in millions)

                  -----------------------------------------------------------------------------------
     Thru          Long-term           Current          Lease            Other
 February 28,         Debt            Maturities      Obligations*     Obligations          Total
----------------  -------------     -------------    -------------    -------------     -------------
     2005       $           --   $          13.1   $         14.9   $          2.3   $          30.3
     2006                  7.4               5.5             11.9              3.0              27.8
     2007                 81.1                --              7.7              3.0              91.8
     2008                  1.7                --              4.7              3.0               9.4
     2009                  0.9                --              3.8              3.0               7.7
  Thereafter             215.1                --              6.5               --             221.6
                  -------------     -------------    -------------    -------------     -------------
     Total      $        306.2   $          18z.6   $         49.5   $         14.3   $         388.6
                  =============     =============    =============    =============     =============

* Total operating lease obligations of $49.5 million include $7.6 million of lease obligations to entities owned by, or controlled by, the Company's controlling shareholder.


EMPLOYEE BENEFIT PLAN

         Effective March 1, 2002, we established the Evergreen Savings and Retirement Plan (the "Plan"). The Plan is a defined contribution plan covering all our full-time employees who have been credited with one year of service, are age 21 or older, are not covered by a collective bargaining agreement, and are not a temporary employee. Under the Plan, we match 50% of the first 8% of base compensation that a participant contributes to the Plan. We also make an annual basic contribution that is equal to 4% of the annual compensation of each participant who has completed the minimum required hours of service during the Plan year (the "4% Contribution").

        We anticipate that, in November 2004, we will make a 4% Contribution in the amount of $2.7 million. In November 2003, we made a 4% Contribution in the amount of $2.0 million.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         RISKS ASSOCIATED WITH FLUCTUATIONS IN INTEREST RATES - At May 31, 2004, we had fixed rate debt of $225.6 million with a weighted average fixed interest rate of 11.88%. We also had variable rate debt of $99.2 million with a weighted average variable interest rate of 6.05%. Based upon our outstanding debt balances as of May 31, 2004, a 1% increase in interest rates on our variable rate debt would result in an approximate $1.0 million increase in our annual interest expense.

         RISKS ASSOCIATED WITH FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES - Although some of our revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. We maintain only minimal balances in foreign bank accounts in order to facilitate payment of expenses.

         RISKS ASSOCIATED WITH FLUCTUATIONS IN COMMODITY PRICES - We are exposed to commodity price risks with respect to the purchase of aviation fuel. However, fluctuations in the price of fuel have not had a significant impact on our results of operations because, in general, our contracts with customers limit our exposure to increases in fuel prices.

ITEM 4.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         As of May 31, 2004, the Company's management, with participation of the Company's principal executive officer and principal financial officer, had performed an evaluation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Such disclosure controls and procedures have been designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC's rules and forms. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that, as of May 31, 2004, the Company's disclosure controls and procedures required enhancements to ensure that such disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. In addition, the Company's principal executive officer and principal financial officer determined that, as of the date of this report, the Company's disclosure controls and procedures that are currently in place may not be sufficient to ensure that data errors, control problems, or acts of fraud are detected, and to confirm that appropriate corrective action, including process improvements, is undertaken.

Deficiencies in the Company's Controls and Procedures

         In connection with its audit of the Company's financial statements for the fiscal year ended February 29, 2004, PwC delivered to the Company's disclosure committee a letter identifying deficiencies that PwC considered to be material weaknesses in the effectiveness of the Company's internal disclosure controls pursuant to standards established by the American Institute of Certified Public Accountants. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific internal control components has a defect or defects that could have a material adverse effect on the Company's ability to record, process, summarize and report financial data in the financial statements in a timely manner. The material weaknesses identified by PwC include the following weaknesses in certain divisions of the Company:

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

         Subsequent to the issuance of the Company's fiscal year 2004 consolidated financial statements, the Company's management determined that certain accounting errors had occurred during the Company's year-end closing process, the correction of which necessitated a restatement of the Company's consolidated financial statements for the fiscal year ending February 29, 2004. Based upon the results of management's investigation of the accounting errors, the Company's principal executive officer and principal financial officer concluded that the accounting errors resulted from material weaknesses in the Company's disclosure controls and procedures as of February 29, 2004, particularly in the areas of account reconciliation and management review of journal entries. Detailed validation work was performed by the Company's internal personnel in order to substantiate the financial information contained in the Company's consolidated financial statements and related disclosures that are contained in the Company's Annual Report on Form 10-K/A which was filed with the SEC on September 30, 2004. Analyses were also performed in order to compare the reasonableness of current year amounts to prior year amounts.

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

         o Internal audit function - an internal audit function should conduct audit procedures and test internal controls in order to ensure that the Company's policies and procedures for transactional recording, transactional review, segregation of duties, and review of significant transactions at the appropriate level of management are both effective and being followed; and

         o Competent personnel - staffing should be enhanced to provide sufficient resources to accomplish the foregoing objectives.

         In order to ensure that all material information about the Company is accurately disclosed in this report, management has taken certain incremental steps toward enhancing the Company's disclosure controls and procedures. In particular, management has:

         o Made, and is in the process of making, appropriate personnel changes;

         o Enhanced policies and procedures for capitalization of all balances into deferred overhauls and construction in progress;

         o Instituted an additional level of approval for capitalized items; and

         o Strengthened monitoring of controls by adding an additional level of review authorization and review of significant transactions.

         These proposed enhancements represent significant improvements to the Company's disclosure controls and procedures. The Company believes that, once fully implemented, such enhancements will address the identified disclosure control deficiencies. The Company will continue to evaluate the effectiveness of both its disclosure controls and procedures and its internal controls and procedures on an ongoing basis, and will take further action as appropriate.


INTERNAL CONTROL OVER FINANCIAL REPORTING

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

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The Company is currently involved in certain legal proceedings as discussed in the Company's 2004 Annual Report on Form 10-K/A. As of the date of this report, there have not been any material developments with regard to any of those proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) A list of exhibits that are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q are set forth below.


EXHIBIT NO.              DESCRIPTION OF DOCUMENT
-------------------------------------------------------------------------------

10.47 Letter Agreement dated May 12, 2004 regarding Amendment to Loan Documents for that certain WCMA Loan Agreement No. 54F-07164 between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co.

10.48 Second Amendment Agreement to the Secured Loan Agreement among FINOVA Capital Corporation, Wilmington Trust Company, as Owner Trustee, Evergreen International Aviation, Inc., and Delford M. Smith, effective as of May 10, 2004.

31.1 Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

         On May 24, 2004, the Company furnished a Current Report on Form 8-K dated May 24, 2004. The Form 8-K reported at Item 12 that the Company issued a press release announcing that the Company had completed a refinancing of its credit facility.

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


                                              EVERGREEN HOLDINGS, INC.
                                              ------------------------
                                              (Registrant)


Date:    October 15, 2004                     /s/ Delford M. Smith
                                              --------------------
                                              Delford M. Smith
                                              Chairman of the Board of Directors


Date:    October 15, 2004                     /s/ Timothy G. Wahlberg
                                              -----------------------
                                              Timothy G. Wahlberg
                                              President


Date:    October 15, 2004                     /s/ John A. Irwin
                                              ----------------
                                              John A. Irwin
                                              Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION OF DOCUMENT
-------------------------------------------------------------------------------

10.47 Letter Agreement dated May 12, 2004 regarding Amendment to Loan Documents for that certain WCMA Loan Agreement No. 54F-07164 between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co.

10.48 Second Amendment Agreement to the Secured Loan Agreement among FINOVA Capital Corporation, Wilmington Trust Company, as Owner Trustee, Evergreen International Aviation, Inc., and Delford M. Smith, effective as of May 10, 2004.

31.1 Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.