Form 10-Q
period 2004-08-31
EVERGREEN HOLDINGS INC
filed 2004-10-21
CIK 1263810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 2004

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

            CLASS                      OUTSTANDING AS OF OCTOBER 21, 2004
   Common stock, no par value                   10,054,749 shares

                            EVERGREEN HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE

Part I.     Financial Information.............................................3

  Item 1.   Financial Statements..............................................3
              Consolidated Balance Sheets ....................................3
              Consolidated Statements of Operations (Unaudited)...............5
              Consolidated Statements of Cash Flows (Unaudited)...............6
              Condensed Notes to Unaudited Consolidated Financial Statements..7
  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................32
  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......56
  Item 4.   Controls and Procedures..........................................56

Part II.    Other Information

  Item 1.   Legal Proceedings................................................59
  Item 6.   Exhibits and Reports on Form 8-K.................................61

SIGNATURES...................................................................62

EXHIBIT INDEX................................................................63

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                            EVERGREEN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                          August 31,      February 29,
                                                             2004            2004
                                                          Unaudited      (as restated)
                                                         -----------      -----------
                            ASSETS
Current assets:
  Cash ............................................       $   7,008        $  4,071
  Accounts receivable, less allowance of $1,426 and
    $2,029 for doubtful accounts
      Trade .......................................          45,568          37,143
      Other .......................................           2,736           2,229
  Accounts and notes from affiliates, net .........           1,901           2,199
  Inventories .....................................          21,385          14,719
  Prepaid expenses and other assets ...............           6,591           6,965
  Income taxes receivable .........................             745             583
  Deferred tax asset ..............................          11,964          11,964
                                                           ---------       ---------
      Total current assets ........................          97,898          79,873

Assets held for sale ..............................           6,746           6,760
Notes receivable from affiliates ..................          13,826          15,563
Property and equipment, net .......................         540,506         544,939
Capitalized loan acquisition costs ................          12,584          15,531
Other assets ......................................          11,894          10,975
Goodwill ..........................................           5,494           5,494
                                                           ---------       ---------
      Total assets ................................       $ 688,948       $ 679,135
                                                           =========       =========

                          (continued on the next page)

                            EVERGREEN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                  August 31,     February 29,
                                                                     2004            2004
                                                                  Unaudited      (as restated)
                                                                  ----------      -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................       $  45,268       $  43,204
  Accrued liabilities .....................................          25,103          20,597
  Accrued interest ........................................           8,082           7,735
  Affiliate trade  and notes payable ......................           1,565           2,377
  Current portion of long-term debt .......................          17,593          11,580
                                                                   ---------       ---------
    Total current liabilities .............................          97,611          85,493

Long-term debt ............................................         303,637         299,937
Deferred rentals and other payables to affiliates .........             101             101
Deferred tax liabilities ..................................         102,932         104,664
                                                                   ---------       ---------
      Total liabilities ...................................         504,281         490,195
                                                                   ---------       ---------

Stockholders' equity:
  Common stock, no par value; 20,000,000 shares authorized;           7,568           7,568
    10,054,749 shares issued and outstanding
  Retained earnings .......................................         177,099         181,372
                                                                   ---------       ---------
      Total stockholders' equity ..........................         184,667         188,940
                                                                   ---------       ---------
       Total liabilities and stockholders' equity .........       $ 688,948       $ 679,135
                                                                   =========       =========

         The accompanying condensed notes to unaudited consolidated financial statements are an integral part of these statements.


                            EVERGREEN HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                     For the Three Months            For the Six Months
                                                        Ended August 31,              Ended August 31,
                                                    ------------------------      ------------------------
                                                       2004           2003           2004           2003
                                                    ----------     ----------     ----------      ---------
Operating revenue:
  Flight revenue ..............................     $ 102,468      $ 108,449      $ 189,737      $ 206,888
  Sales of aircraft, parts, and other assets ..         5,050          5,461          7,336          8,039
  Ground logistics services revenue ...........        28,887         24,712         54,497         50,237
  Support services and other revenue ..........         9,243          8,933         20,231         19,977
                                                     ---------      ---------      ---------      ---------
    Total operating revenue ...................       145,648        147,555        271,801        285,141

Operating expenses:
  Flight costs ................................        18,445         20,732         35,983         39,939
  Fuel ........................................        28,928         23,988         54,351         51,184
  Maintenance .................................        18,207         18,090         35,930         33,748
  Aircraft and equipment ......................        12,271         12,652         24,329         24,955
  Cost of sales of aircraft, parts, and other .         3,126          5,387          4,134          6,856
      property and equipment
  Cost of ground logistics services ...........        26,030         21,896         47,785         44,206
  Support services and other ..................        10,606          9,363         21,332         18,543
  Selling, general, and administrative expenses        14,633         18,457         32,101         38,020
                                                     ---------      ---------      ---------      ---------
    Total operating expenses ..................       132,246        130,565        255,945        257,451
                                                     ---------      ---------      ---------      ---------
    Income from operations ....................        13,402         16,990         15,856         27,690
                                                     ---------      ---------      ---------      ---------
Other (expense) income:
  Interest expense ............................        (8,787)        (8,715)       (17,746)       (18,472)
  Other non-operating income (expense), net ...            98          4,207         (3,471)         4,321
                                                     ---------      ---------      ---------      ---------
Income (loss) before minority interest
  and income taxes ............................         4,713         12,482         (5,361)        13,539

Minority interest .............................          (316)          (274)          (623)          (496)
                                                     ---------      ---------      ---------      ---------
Income (loss) before income taxes .............         4,397         12,208         (5,984)        13,043

Income tax (expense) benefit ..................        (2,010)        (4,744)         1,711         (5,144)
                                                     ---------      ---------      ---------      ---------
Net income (loss) .............................     $   2,387      $   7,464      $  (4,273)     $   7,899
                                                     =========      =========      =========      =========

         The accompanying condensed notes to unaudited consolidated financial statements are an integral part of these statements.


                                        EVERGREEN HOLDINGS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (in thousands)

                                                                      For the Six Months
                                                                        Ended August 31,
                                                                   ------------------------
                                                                      2004           2003
                                                                   ----------     ---------
Cash flows from operating activities:
   Net (loss) income .........................................     $  (4,273)     $   7,899
   Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
     Non-cash amortization of loan acquisition costs .........         1,695          1,524
     Depreciation ............................................        11,891         12,758
     Amortization ............................................        19,413         18,335
     Deferred income taxes ...................................        (1,732)         3,574
     Provision for losses on accounts receivable .............          --               34
     (Gain) loss on sale of property and equipment ...........          (972)           318
     Impairment charges on aircraft...........................           587            --
     Gain on insurance settlement ............................          --           (4,093)
     Deferred income and other ...............................          --               (6)
     Foreign currency exchange loss ..........................             6             65
     Minority interest income ................................           624            496
     Write-off of unamortized loan acquisition costs .........         3,464           --
   Changes in operating assets and liabilities:
     Accounts receivable .....................................        (8,932)           980
     Receivables from affiliates .............................           298            (64)
     Inventories .............................................        (6,334)        (2,280)
     Prepaid expenses and short-term notes receivable.........           374         (2,084)
     Accounts payable and accrued liabilities ................         6,098            127
     Income taxes payable ....................................          (162)        (1,097)
                                                                    ---------      ---------
       Net cash provided by operating activities .............        22,045         36,486

Cash flows from investing activities:
   Purchases of property, equipment and overhauls ............       (28,347)       (33,765)
   Proceeds from disposal of property and equipment ..........         1,529          4,916
   Proceeds from insurance settlement ........................          --            8,218
   Termination of operating leases from insurance proceeds ...          --           (4,125)
   Long-term notes receivable from affiliates and other assets        (2,074)       (20,710)
                                                                    ---------      ---------
       Net cash used in investing activities .................       (28,892)       (45,466)

Net cash provided by financing activities:
   Proceeds from long term debt ..............................       222,247        284,070
   Payments on long term debt and notes payable to affiliates       (212,463)        (8,465)
   Proceeds from operating loans and short term debt .........          --            1,250
   Payments on operating loans and short term debt ...........          --         (267,964)
                                                                    ---------      ---------
       Net cash provided by financing activities .............         9,784          8,891
                                                                    ---------      ---------
         Net increase (decrease) in cash and cash equivalents.         2,937            (89)

Cash and cash equivalents, beginning of period ...............         4,071          5,638
                                                                    ---------      ---------
Cash and cash equivalents, end of period .....................     $   7,008      $   5,549
                                                                    =========      =========

         The accompanying condensed notes to unaudited consolidated financial statements are an integral part of these statements.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 1 - BASIS FOR PRESENTATION

     The interim consolidated financial statements included in this report have been prepared by Evergreen Holdings, Inc. and its subsidiaries, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

     As used in these condensed notes to unaudited consolidated financial statements:

     o    the term "Holdings" refers to Evergreen Holdings, Inc.;
     o the terms "Evergreen" and "Aviation" refer to Evergreen International Aviation, Inc.; and
     o the terms "Company," "we," "us," and similar terms refer to Evergreen International Aviation, Inc. and its consolidated subsidiaries, collectively.

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

     The Company's business is seasonal, and accordingly, the interim results presented in this report are not necessarily indicative of operating results for a full year. The interim consolidated financial statements included in this report should be read in conjunction with the Company's consolidated financial statements and the accompanying notes that were included in the Company's Annual Report on Form 10-K/A for the year ended February 29, 2004 filed with the SEC on September 30, 2004.

RECLASSIFICATIONS

     Certain amounts in the prior years' financial statements and notes have been reclassified to conform to the current year presentation. Previously reported net income or net cash flows were not affected by these reclassifications.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46-R

     In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46-R"). FIN 46-R addresses how a company should apply the provisions of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain variable interest entities. In particular, FIN 46-R will apply in those situations in which i) the company does not have a controlling financial interest in the variable interest entity or ii) the variable interest entity does not have sufficient equity at risk for the variable interest entity to finance its activities without additional subordinated financial support. In those situations, FIN 46-R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved.

     The Company is required to adopt FIN 46-R as of the period ending May 31, 2005. Although management has not completed a final assessment of the impact of FIN 46-R on the Company, preliminary assessments have indicated that the Company may be the primary beneficiary of certain related party variable interest entities including, but not limited to, Ventures Holding, Inc., and Ventures Acquisition Company LLC. The Company leases certain assets consisting primarily of buildings and aircraft from these entities. Upon the Company's adoption of FIN 46-R, management's assessment may indicate that the financial statements of these entities should be included in the Company's financial statements in the period of adoption of FIN 46-R and beyond. Such inclusion is not expected to have a material impact on the Company's consolidated financial statements.

EITF No. 4-10

     FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires that a public company separately report the financial and descriptive information about its reportable operating segments. Paragraph 17 of SFAS No. 131 sets forth the aggregation criteria used to determine whether an operating segment that does not otherwise meet the quantitative thresholds to be a reportable segment may be aggregated in accordance with paragraph 19 of SFAS No. 131.

     Paragraph 17 permits two or more operating segments to be aggregated into a single operating segment under paragraph 19 if i) aggregation is consistent with the objectives and principles of SFAS No. 131, ii) the segments have similar economic characteristics, and iii) the segments are similar in each of the following areas:

      a.   the nature of the products and services;
      b.   the nature of the production processes;
      c. the type of class of customer for the segments' products and services;
      d. the methods used to distribute the segments' products or provide their services; and
      e.   if applicable, the nature of the regulatory environment.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Diversity in practice regarding how an entity might consider the aggregation criteria listed in paragraph 17 caused the Emerging Issues Task Force ("Task Force") of the Financial Accounting Standards Board to address the issue in EITF Issue 4-10 "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds" ("EITF 4-10"). At its September 2004 meeting, the Task Force reached a consensus that operating segments must always have similar economic characteristics and meet a majority of the five aggregation criteria, items (a)-(e) listed in paragraph 17 of SFAS No. 131, in order to be aggregated under paragraph 19. The Task Force agreed that the consensus would be effective no later than fiscal years ending after October 13, 2004.

     The Company currently reports its financial and operating results according to the Company's six primary business segments. The financial and operating results for at least one of those primary business segments is comprised of one or more smaller business segments that have been aggregated with a larger business segment. Based upon the Company's analysis of its current operations, the Company believes that such aggregations meet the criteria for aggregation under EITF 4-10 and paragraph 17 of SFAS No. 131. The Company will continue to monitor any changes in the nature and operations of each of its business segments and modify the Company's method of aggregation as appropriate in order to remain in compliance with EITF 4-10 and SFAS No. 131.


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

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 3 - IMPAIRMENT OF ASSETS

     In August 2004, Airlines' air freight contract with DHL expired by its own terms. Under the DHL contract, Airlines was utilizing its DC-9 aircraft for the purpose of providing air freight services for locations along the west coast of the United States. Due to the expiration of the DHL contract, the DC-9 aircraft were not being utilized. As a result, Airlines performed an assessment on each of the DC-9 aircraft in order to determine whether any impairment in asset value needed to be recorded on Airlines' books in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     During the assessment, Airlines evaluated the amount of the future undiscounted net cash flows that are expected to be derived from each of the DC-9 aircraft. Management considered i) the impact of the expiration of the DHL contract on the operating results for each of the DC-9 aircraft, ii) current trends and future prospects, and iii) the effects of obsolescence, customer demand, competition and other economic factors. The future undiscounted net cash flows of each DC-9 aircraft was then compared to the net book carrying value of that aircraft on Airlines' books.

     Based upon this analysis, it was determined that one of the DC-9 aircraft was impaired. The fair value of the impaired DC-9 aircraft was then obtained by an appraisal from a third party, and an impairment loss equal to the difference between the appraised fair value and the net book carrying value for the impaired DC-9 aircraft was computed. The amount of the computed impairment expense on the impaired DC-9 aircraft was $0.6 million. In August 2004, Airlines reduced the net book carrying value of the impaired DC-9 aircraft by $0.6 million and recorded an impairment expense in the amount of $0.6 million. The impairment expense of $0.6 million is included within the line item of "Aircraft and equipment" on the Company's consolidated statement of operations for both the three months ended August 31, 2004 and the six months ended August 31, 2004.


NOTE 4 - LIQUIDITY AND GOING CONCERN

RISK OF DEFAULT ON DEBT OBLIGATIONS

     The Company finances a portion of its capital expenditures and operations through long-term debt obligations. In particular, Aviation has obtained long-term financing by means of i) the issuance of $215.0 million of 12% senior second secured notes (the "Indenture Notes") and ii) a $100.0 million three-year senior secured credit facility financing agreement (the "Secured Credit Facility"). In addition, the Company has various other long-term debt instruments which consist primarily of equipment purchase notes.

     Substantially all of the Company's assets are pledged as collateral under the Company's various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby certain events of default under one or more of the Company's debt obligations will result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that the Company is unable to cure such defaults or obtain waivers with respect to such defaults, the Company is at risk that the Company's payment obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated, thereby forcing the Company to either obtain alternative financing or seek legal protection from its creditors.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


GOING CONCERN QUALIFICATION

     In their audit opinion report on the Company's consolidated financial statements for the fiscal year ended February 29, 2004, PricewaterhouseCoopers, LLP ("PwC"), the Company's independent registered public accounting firm, included an explanatory paragraph which noted that the Company has historically had violations of certain of its debt covenants. Because of the various cross-default provisions that are contained in the Company's long-term debt obligations, a failure by the Company to comply with the covenants of the Company's long-term debt obligations could result in an acceleration of all the Company's outstanding debt obligations. Due to the Company's historical difficulty in meeting its debt covenants, there is substantial doubt as to the Company's ability to continue as a going concern.

     The Company has taken measures to facilitate its ability to remain in compliance with its various debt covenants. In particular, the Company has focused on reducing its selling, general, and administrative expenses by controlling its legal and professional fees and managing payroll expenses in certain of the Company's subsidiaries. In addition, the Company has significantly reduced its property insurance expense and non-essential maintenance expenses. As a result, the Company was in compliance of its debt covenants as of August 31, 2004. See "Note 3 - Liquidity and Going Concern" below.

     The Company's financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.


NOTE 5 - LONG-TERM DEBT OBLIGATIONS

INDENTURE NOTES

     The Indenture Notes were issued by Aviation on May 16, 2003, pursuant to an Indenture which was executed by Aviation, as issuer, by Holdings and substantially all of the subsidiaries of Aviation, as guarantors, and by Bank One, National Association, as trustee.

     The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture. Because the Indenture Notes are designated as senior second secured obligations, the Indenture Notes rank equally with all of Aviation's existing senior, or unsubordinated, debt, and are senior to any of Aviation's future senior subordinated or unsubordinated debt. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation's subsidiaries, and the Trust Created February 25, 1986 (the "Trust"), an affiliated entity in which Aviation holds an approximate two-thirds beneficial interest. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company.

     The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15 and November 15 of each year. The next payment of accrued interest in the amount of $12.9 million will be due and payable on November 15, 2004. Payment of the accrued interest will be funded from the Company's operations.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     Further information regarding the financial covenants contained in the Indenture Notes is discussed in Note 10 below.

SECURED CREDIT FACILITY

     On May 13, 2004, Aviation and certain of its subsidiaries entered into the Secured Credit Facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, "the Wells Fargo Lenders"). The Secured Credit Facility consists of two loans - a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is secured by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture.

     At the closing of the Secured Credit Facility, approximately $83.0 million of the loan was funded. The Company utilized $80.8 million of the funds to fully repay and terminate certain revolving credit obligations owed by Aviation to PNC Bank, N.A. ("PNC Bank"), while the remaining $2.2 million of loan proceeds was used to pay for part of legal fees and other transaction costs incurred by the Company in connection with the closing of the Secured Credit Facility. The Company incurred a total of $2.4 million of legal and professional fees in connection with the closing of the Secured Credit Facility. The Company capitalized those legal and professional fees as loan acquisition costs and will amortize the costs over the term of the Secured Credit Facility.

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

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

     REVOLVING LOAN ADVANCES. During the term of the Secured Credit Facility, the Company may receive advances of principal on the revolving loan at any time. However, the outstanding principal of the revolving loan may not at any time be greater than an amount which is determined by reference to certain eligible receivables and eligible inventory of the Company. See "Loan Balance and Availability" below. The Company may also make payments of principal on the revolving loan at any time. All outstanding principal and all accrued and unpaid interest of the revolving loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

     LOAN BALANCE AND AVAILABILITY. As of August 31, 2004, the outstanding balance of the Secured Credit Facility was $88.6 million. Taking into consideration the limitations on the Company's ability to obtain additional advances of principal from the revolving loan (see "Revolving Loan Advances" above), as of August 31, 2004, the Company's availability under the Secured Credit Facility was $5.8 million.

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

     The following are the required covenant thresholds under the Secured Credit Facility for the six-month period ending August 31, 2004:

     CONSOLIDATED EBITDA COVENANT - The covenant requires a consolidated EBITDA in a minimum amount of $40.0 million. As of August 31, 2004, the Company was in compliance with this covenant.

     AIRLINES EBITDA COVENANT - The covenant requires an EBITDA for Airlines in a minimum amount of $33.0 million. As of August 31, 2004, the Company was in compliance with this covenant.

     FIXED CHARGE COVERAGE COVENANT - The covenant requires a fixed charge coverage in a minimum ratio of 1.00 to 1.00. As of August 31, 2004, the Company was in compliance with this covenant.

     In addition, the amount of capital expenditures that may be made by the Company in any fiscal year is limited to $75.0 million, of which at least
$10.0 million must be financed from sources other than the Secured Credit Facility. As of August 31, 2004, the Company was in compliance with the capital expenditures covenant.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     If Aviation or any of its restricted subsidiaries violates these covenants and are unable to obtain waivers from the Wells Fargo Lenders, the Company would be in default under the Secured Credit Facility and the debt could be accelerated.

     The Secured Credit Facility terminates in May 2007, at which time all outstanding amounts of principal, accrued and unpaid interest, and any other fees and expenses owed under the Secured Credit Facility will be due and payable in full.

PRIOR LOAN ACQUISITION COSTS

     In connection with the full repayment and termination of the revolving credit obligations owed by Aviation to PNC Bank, the Company incurred
$0.3 million of expense for pre-payment penalties and legal fees, and recognized a non-recurring write-off of unamortized loan acquisition costs in the amount of $3.5 million in May 2004. The write-off of unamortized loan acquisition costs was included on the Company's consolidated statement of operations as part of "Other non-operating expense."

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

     COVENANT COMPLIANCE. As of August 31, 2004, the Company was in compliance with the covenants contained in the WCMA Loan. See "Secured Credit Facility" above.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 6 - EMPLOYEE BENEFIT PLAN

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

     The Company also makes an annual basic contribution in an amount equal to 4% of the annual compensation of each participant who has completed the minimum required hours of service during the Plan year (the "4% Contribution"). The Company anticipates that, in November 2004, it will make a 4% Contribution in the amount of $2.7 million. In November 2003, the Company made a 4% Contribution in the amount of $2.0 million.


NOTE 7 - CONTINGENCIES

     The Company is currently involved in a number of legal proceedings, as disclosed in the Company's Annual Report on Form 10-K/A and as discussed below. As of the date of this report, there have been no material developments in these proceedings. While the results of these proceedings cannot be predicted with certainty, the Company believes, based on its examination of the subject matter of the proceedings, experience with similar proceedings, and discussion with legal counsel regarding possible outcomes, that the final outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. As material developments related to pending litigation occur, the Company will reassess the Company's potential liability and revise any estimates accordingly.

BANC OF AMERICA

     The Company is a defendant in BANC OF AMERICA SECURITIES LLC V. EVERGREEN INTERNATIONAL AVIATION, INC. ET AL., which was filed on May 22, 2003 in the Superior Court of the County of Meeklenburg in the State of North Carolina.
Banc of America has alleged claims for breach of contract and quantum meruit, arising out of agreements in which Banc of America agreed to act as the Company's financial agent in exchange for the payment certain fees. The plaintiff has not yet specified an amount for damages. The Company filed a motion to dismiss for lack of jurisdiction, but on November 10, 2003, the court denied the motion. Subsequently, the Company filed an appeal on the denial of the motion to dismiss. On September 22, 2004, the parties held oral argument on the appeal before the North Carolina Court of Appeals. The court's ruling on the appeal is anticipated on or about November 22, 2004.

ASIANA AIRLINES

     On January 28, 2000, the Company and Asiana Airlines ("Asiana") entered into a contract whereby the Company agreed to provide air freight services to Asiana in exchange for minimum payments to be made by Asiana throughout the term of the contract. The minimum payments were based on guaranteed block hour utilization and the contract was to continue through February 28, 2003. On August 28, 2001, Asiana notified the Company that Asiana would not make any further payments under the contract.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     On September 19, 2001, the Company filed proceedings in the United States District Court for the District of Oregon against Asiana to recover amounts owed by Asiana to the Company pursuant to the contract. On February 28, 2003, a jury returned a verdict in favor of the Company and on April 28, 2003, the court entered a judgment for damages in the amount of $16.6 million in favor of the Company. Asiana subsequently filed an appeal of the judgment with the Ninth Circuit Court of Appeals, and the parties have filed opening and answering briefs with the court. Oral argument on the appeal has not yet been scheduled.

RURAL SERVICE IMPROVEMENT ACT OF 2002

     On August 19, 2002, the Company instituted proceedings against the United States of America in the United States District Court for the District of Alaska for a declaration that the Rural Service Improvement Act of 2002 (the "Rural Service Act") is unconstitutional. The Rural Service Act disqualifies the Company from receiving equitable tender of Alaska non-priority bypass mail unless the Company meets certain passenger carriage requirements that are economically impractical. The Company subsequently consolidated its claims with a prior lawsuit that had been filed by Alaska Central Express, Inc. which asserted similar claims.

     The U.S. government filed a motion for summary judgment. On September 29, 2003, the federal district court granted the U.S. government's motion and dismissed the claim with prejudice. The Company has appealed the federal district court's decision to the Ninth Circuit Court of Appeals. The Company filed its opening brief on February 13, 2004, and the U.S. government's response brief was filed on April 30, 2004. Oral argument on the appeal has not yet been scheduled.

TRIDAIR REPAIR AND MANUFACTURING

     On February 11, 2003, Tridair Repair and Manufacturing, Inc. ("Tridair") filed a complaint against the Company in the United States District Court for the Central District of California (the "California Court") alleging fraud and breach of contract. The allegations relate to an aircraft salvage contract under which the Company agreed to perform aircraft salvage services for Tridair in return for payments to be made by Tridair to the Company. Tridair subsequently transferred its litigation rights to Diversified Aero Asset Management, Inc. ("Diversified"), which had previously filed a complaint against the Air Center for similar claims. Diversified amended its complaint in order to seek $10.6 million in damages for fraud and breach of contract.

     On April 2, 2003, the Company filed a motion to dismiss for lack of jurisdiction, or in the alternative, to transfer the case to the federal district court in Arizona. As a result, the matter in the California Court was dismissed and the matter was transferred to the United States District Court for the District of Arizona. On August 30, 2004, the Company filed a motion for summary judgment. A hearing on the motion was held on October 4, 2004, with the judge taking the matter under advisement.

     Jury trial is currently scheduled for November 30, 2004.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


PINAL COUNTY, STATE OF ARIZONA

     The Company currently leases real property from Pinal County, State of Arizona ("Pinal County") for the Air Center's facilities in Marana, Arizona. On July 22, 2003, Pinal County notified the Company that the Pinal County would attempt to terminate the lease. Pinal County has alleged that, pursuant to the lease agreement, Air Center was required to perform certain maintenance on the leased property, and that the Air Center had not performed such maintenance.

     On May 21, 2004, the Company, Pinal County, and the Federal Aviation Administration ("FAA") met to discuss whether a resolution to the matter could be reached. As a result of this meeting, a Land Use Plan was proposed which would allow public access to the property and make the property available for future aeronautic development. The Company formalized the discussions of that meeting, and on May 27, 2004, the Company submitted a proposed Land Use Plan to Pinal County. Pinal County has not yet commented on the Land Use Plan.

     Prior to the meeting between the Company, Pinal County, and the FAA, the Company filed an action in the United States District Court for the District of Arizona requesting a declaratory judgment in the Company's favor. Specifically, the Company has requested a declaration that the Company is not in breach of the lease agreement and that Pinal County is not entitled to terminate the lease agreement. In addition, the Company has also requested that the court enjoin Pinal County from i) terminating the lease agreement and ii) taking any action to evict the Company.


NOTE 8 - RELATED PARTY TRANSACTIONS

SALE OF AIRCRAFT

     In August 2004, EASL sold a Lear 35 jet to Ventures Acquisition Company LLC, an entity that is wholly-owned by the Company's controlling shareholder, Mr. Delford M. Smith. EASL sold the Lear 35 jet for $2.7 million, which was equal to EASL's cost of goods sold for the aircraft. As a result, EASL did not recognize a gain or a loss on the sale.

LEASE TRANSACTIONS

     The Company rents aircraft and buildings from entities that are owned or controlled by Mr. Smith. During the three months ended August 31, 2004 and August 31, 2003, the Company incurred rent expense for these leases in the aggregate amounts of $1.8 million and $2.1 million, respectively. During the six months ended August 31, 2004 and August 31, 2003, the Company incurred rent expense for these leases in the aggregate amounts of $3.4 million and $4.1 million, respectively.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

     During the three months ended August 31, 2004 and August 31, 2003, Airlines incurred aircraft lease expense on the Boeing 747 in the amounts of $1.5 million and $1.5 million, respectively. Of these amounts, $0.5 million and $0.5 million are attributable to Mr. Smith's one-third beneficial interest in the aircraft, respectively. During the six months ended August 31, 2004 and August 31, 2003, aircraft rent expense incurred by the Airlines on the Boeing 747 was $2.9 million and $2.9 million, respectively. Of these amounts, $0.9 million and $0.9 million are attributable to Mr. Smith's one-third beneficial interest in the aircraft, respectively.

NOTES RECEIVABLE FROM AFFILIATES AND NOTES PAYABLE TO AFFILIATES

     The Company also has a number of notes receivable from, and notes payable to Mr. Smith, Ventures Holdings, Inc., and Ventures Acquisition Company LLC (entities that are controlled by Mr. Smith). The chart below summarizes the Company's various notes receivable from, and notes payable to, Mr. Smith, Ventures Holdings, Inc., or Ventures Acquisition Company LLC at August 31, 2004 and February 29, 2004:

                                                                                                  (in thousands)
                                                                                             ----------------------
                                                                                             August 31,   February 29,
                                                                                                2004         2004
                                                                                             ----------   ----------
Notes receivable from Ventures Holdings, Inc. ...........................................     $  9,589     $ 10,672
     (an entity controlled by Mr. Delford M. Smith) due in annual installments of $1,134 thousand, beginning March 31, 2004, with an annual interest rate of 4%

Note receivable from Ventures Acquisition Company LLC ...................................        1,107        1,233
     (an entity controlled by Mr. Delford M. Smith) due in annual installments of $146 thousand, beginning March 31, 2004, with an annual interest rate of 4%

Note receivable from Mr. Delford M. Smith ...............................................        4,572        5,095
     due in ten annual installments of $802 thousand, beginning March 31, 2004, with an annual interest rate of 4%

Note receivable from Mr. Delford M. Smith ...............................................         --            602
     due in annual installments to be equal to the earnings distributed on aircraft N471, with an annual interest rate of 8%

Note payable to Ventures Acquisition Company LLC ........................................         --           (739)
     (an entity controlled by Mr. Delford M. Smith) due in monthly installments of
     $108 thousand, with an annual interest rate of 6%

                                                                                               --------     --------
     Net notes receivable from affiliates ...............................................     $ 15,268     $ 16,863
                                                                                               ========     ========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     NOTES RECEIVABLE FROM AFFILIATES - During the six months ended
August 31, 2004, the Company received $2.0 million of principal payments on notes receivable from affiliates. In addition, the Company has also received $0.7 million of interest payments on such notes during the same time period.

     NOTES PAYABLE TO AFFILIATES - During the six months ended August 31, 2004, the Company made $0.7 million of principal payments on notes payable to affiliates.

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


NOTE 9 - BUSINESS SEGMENTS

     The Company conducts business through its six major business segments:

     o Airlines provides air cargo services for both international and domestic markets;
     o EAGLE provides full-service aviation ground handling and logistics services, including mail handling, aviation hub management, aircraft handling, cargo handling, ground system management, ground equipment maintenance, ground equipment sales and leasing, aircraft line maintenance, terminal services, aircraft de-icing and washing, check-in and ticketing, baggage acceptance and seat selection, and passenger cabin cleaning;
     o Helicopters provides helicopter and small fixed-wing aircraft services throughout the world in connection with activities such as forest fire fighting, health services, aerial spraying, heavy lift construction, law enforcement, helicopter logging, petroleum support services, search and rescue, peacekeeping and relief support, helicopter skiing, and agriculture;
     o Air Center, an unlimited Class IV airframe repair station certified by the FAA, performs aircraft maintenance, repair and overhaul services, and aircraft storage services;
     o EASL selectively buys, sells, leases, and brokers commercial aircraft, helicopters, and aircraft spare parts;
     o Agriculture - the Company operates a nursery and farming enterprise through Evergreen Agricultural Enterprises, Inc. which delivers nursery and agricultural products to wholesale and retail customers.

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The following charts present selected financial information of the Company, as further segregated by each of the major business segments.


           Selected Financial Results by Business Segment - Unaudited
                                 (in thousands)

                                      For the Three Months               For the Six Months
                                        Ended August 31,                  Ended August 31,
                                   --------------------------       --------------------------
                                      2004            2003             2004             2003
                                   ---------       ----------       ----------       ---------
Operating Revenues:
  Airlines ...............         $  88,748       $  97,540        $ 169,252        $ 189,204
  EAGLE ..................            28,905          24,722           54,515           50,247
  Air Center .............             7,823           7,919           15,572           16,203
  Helicopters ............            15,371          15,213           23,784           23,319
  EASL ...................             4,289           1,366            5,879            2,927
  Agriculture ............               512             795            2,799            3,241
                                     --------       ---------        ---------        ---------
    Total ................         $ 145,648       $ 147,555        $ 271,801        $ 285,141
                                     ========       =========        =========        =========
Intercompany revenues: (1)
  Airlines ...............         $   2,801       $   3,670        $   5,404        $   6,573
  EAGLE ..................               444             511              790            1,192
  Air Center .............             8,368           7,931           15,282           15,533
  Helicopters ............               604             316            1,286              709
  EASL ...................               586           1,150              980            2,046
  Agriculture ............                25              21               50               38
                                    ---------       ---------        ---------        ---------
    Total ................         $  12,828       $  13,599        $  23,792        $  26,091
                                    =========       =========        =========        =========

(1)  Amounts are eliminated in consolidation



                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Selected Financial Results by Business Segment - Unaudited
                                 (in thousands)


                                     For the Three Months                For the Six Months
                                       Ended August 31,                   Ended August 31,
                                   --------------------------      ---------------------------
                                      2004            2003             2004            2003
                                   ----------     -----------      -----------      ----------
Operating expenses:
  Airlines ...................     $  79,213       $  84,125        $ 157,266        $ 165,915
  EAGLE ......................        28,492          25,806           52,853           50,082
  Air Center .................         7,023           6,331           13,586           13,075
  Helicopters ................        12,509          11,150           23,485           20,732
  EASL .......................         4,280           1,889            5,811            3,696
  Agriculture ................           729           1,264            2,944            3,951
                                    ---------       ---------        ---------        ---------
    Total ....................     $ 132,246       $ 130,565        $ 255,945        $ 257,451
                                    =========       =========        =========        =========
Income (loss) from operations:
  Airlines ...................     $   9,535       $  13,415        $  11,986        $  23,289
  EAGLE ......................           413          (1,084)           1,662              165
  Air Center .................           800           1,588            1,986            3,128
  Helicopters ................         2,862           4,063              299            2,587
  EASL .......................             9            (523)              68             (769)
  Agriculture ................          (217)           (469)            (145)            (710)
                                    ---------       ---------        ---------        ---------
    Total ....................     $  13,402       $  16,990        $  15,856        $  27,690
                                    =========       =========        =========        =========

Interest expense, net:
  Airlines ...................     $   8,640       $   8,630        $  17,502        $  18,292
  EAGLE ......................            36             107               87              198
  Air Center .................            16             (46)              42              (49)
  Helicopters ................            69              17               69               17
  EASL .......................            17             --                25              --
  Agriculture ................             9               7               21               14
                                    ---------       ---------        ---------        ---------
    Total ....................     $   8,787       $   8,715        $  17,746        $  18,472
                                    =========       =========        =========        =========

                            (continued on next page)


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Selected Financial Results by Business Segment - Unaudited
                                 (in thousands)


                                      For the Three Months              For the Six Months
                                        Ended August 31,                 Ended August 31,
                                   -------------------------        -------------------------
                                     2004            2003             2004             2003
                                   --------        --------         --------         --------
Depreciation and amortization
 of property and equipment
  Airlines ..................      $ 13,242        $ 13,234         $ 26,546         $ 26,135
  EAGLE .....................           610             631            1,222            1,234
  Air Center ................           304             258              615              541
  Helicopters ...............         1,643           1,735            2,642            2,884
  EASL ......................             7              35               30               71
  Agriculture ...............           122              76              249              228
                                    --------        --------         --------         --------
    Total ...................      $ 15,928        $ 15,969         $ 31,304         $ 31,093
                                    ========        ========         ========         ========
Capital expenditures:
  Airlines ..................      $ 13,744        $ 12,920         $ 22,158         $ 22,930
  EAGLE .....................           385             520              541              806
  Air Center ................            98             410              228              866
  Helicopters ...............         2,580           3,128            5,235            9,095
  EASL ......................           --              --               --               --
  Agriculture ...............           180             (30)             185               68
                                    --------        --------         --------         --------
    Total ...................      $ 16,987        $ 16,948         $ 28,347         $ 33,765
                                    ========        ========         ========         ========


                       Total Assets by Business Segment
                                (in thousands)

                                       As of               As of
                                  August 31, 2004    February 29, 2004
                                    (Unaudited)        (as restated)
                                    -----------         ------------
Total assets:
  Airlines ..................        $ 508,370           $ 513,690
  EAGLE .....................           51,168              48,588
  Air Center.................           16,499              16,503
  Helicopters................           73,817              64,125
  EASL ......................           10,619               7,676
  Agriculture................           28,475              28,553
                                      ---------           ---------
    Total ...................        $ 688,948           $ 679,135
                                      =========           =========

                            (continued on next page)

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                 Selected Financial Results by Business Segment
                                   (Unaudited)
                                 (in thousands)

                                            For the Three Months         For the Six Months
                                               Ended August 31,            Ended August 31,
                                           -----------------------     -----------------------
                                             2004          2003           2004          2003
                                           ---------     ---------     ---------     ---------
Operating revenues by geographic area:
    United States of America .........     $ 131,767     $ 145,199     $ 241,746     $ 273,641
    Foreign ..........................        13,881         2,356        30,055        11,500
                                            ---------     ---------     ---------     ---------
      Total ..........................     $ 145,648     $ 147,555     $ 271,801     $ 285,141
                                            =========     =========     =========     =========

* columns may not add due to rounding


NOTE 10 - SUPPLEMENTAL FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

     The Indenture Notes that were issued by Aviation are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation's subsidiaries (the "Guarantor Subsidiaries"), and the Trust (the "Non-Wholly Owned Guarantor Affiliate"). The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company (collectively, the "Non-Guarantor Subsidiaries").

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

                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                          SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
                                                     For the Three Months Ended August 31, 2004
                                                                   (in thousands)

                                                                                Non Wholly
                                                                    100% Owned     Owned
                                            Holdings    Evergreen    Guarantor    Guarantor        Non                 Consolidated
                                            (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                           ---------------------------------------------------------------------------------------
Operating revenues .....................   $    --      $   2,598    $ 153,460    $   1,881    $     537    $ (12,828)   $ 145,648
Operating expenses .....................        --           --        126,272           93          229       (8,981)     117,613
Selling, general, and administrative
  expenses .............................          14        2,772       14,598         --            617       (3,368)      14,633
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Operating (loss) income ................         (14)        (174)      12,590        1,788         (309)        (479)      13,402

Interest income (expense) ..............         139           60       (8,801)        (160)         (19)        --         (8,787)
Other (expense) income, net ............        --           --            (20)        --            118         --             98
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest,          125         (114)       3,769        1,622         (210)        (479)       4,713
  income taxes, and equity in subsidiary
  earnings

Equity in earnings of subsidiaries .....       2,262        3,421         --           --           --         (5,683)         --
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest .       2,387        3,307        3,769        1,622         (210)      (6,162)       4,713
  and income taxes

Minority interest ......................        --           (316)         --          --           --           --           (316)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ......       2,387        2,991        3,769        1,622         (210)      (6,162)       4,397

Income tax (expense) benefit ...........        --           (326)      (1,910)        --             55          171       (2,010)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) ......................   $   2,387    $   2,665    $   1,859    $   1,622    $    (155)   $  (5,991)   $   2,387
                                            =========    =========    =========    =========    =========    =========    =========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                          SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
                                                     For the Three Months Ended August 31, 2003
                                                                   (in thousands)

                                                                               Non Wholly
                                                                   100% Owned     Owned
                                           Holdings    Evergreen    Guarantor    Guarantor        Non                 Consolidated
                                           (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                           ---------------------------------------------------------------------------------------
Operating revenues ....................   $   1,197   $   5,839    $ 151,037    $   1,881    $   1,200    $ (13,599)   $ 147,555
Operating expenses ....................        --         4,786      116,290           94          718       (9,780)     112,108
Selling, general, and administrative
  expenses ............................          12       4,313       16,984         --            818       (3,670)      18,457
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
Operating income (loss) ...............       1,185      (3,260)      17,763        1,787         (336)        (149)      16,990

Interest (expense) ....................        --          (147)      (8,207)        (354)          (7)        --         (8,715)
Other income ..........................        --          --          4,207         --           --           --          4,207
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest,       1,185      (3,407)      13,704        1,492         (343)        (149)      12,482
  income taxes, and equity in subsidiary
  earnings

Equity in earnings of subsidiaries ....       6,279       9,127         --           --           --        (15,406)        --
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest        7,464       5,720       13,704        1,492         (343)     (15,555)      12,482
  and income taxes

Minority interest .....................        --          (274)        --           --           --           --           (274)
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes .....       7,464       5,446       13,704        1,492         (343)     (15,555)      12,208

Income tax benefit (expense) ..........        --           793       (5,774)        --            181           56       (4,744)
                                           ---------   ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) .....................   $   7,464   $   6,239    $   7,930    $   1,492    $    (162)   $ (15,499)   $   7,464
                                           =========   =========    =========    =========    =========    =========    =========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                          SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
                                                      For the Six Months Ended August 31, 2004
                                                                   (in thousands)

                                                                                Non Wholly
                                                                    100% Owned     Owned
                                            Holdings    Evergreen    Guarantor    Guarantor        Non                 Consolidated
                                            (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                           ---------------------------------------------------------------------------------------
Operating revenues ....................   $    --      $   5,196    $ 283,787    $   3,761    $   2,849    $ (23,792)   $ 271,801
Operating expenses ....................        --           --        238,502          186        1,830      (16,674)     223,844
Selling, general, and administrative
  expenses ............................          29        8,583       29,147         --          1,275       (6,933)      32,101
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Operating (loss) income ...............         (29)      (3,387)      16,138        3,575         (256)        (185)      15,856

Interest income (expense) .............         283          (11)     (17,630)        (357)         (31)        --        (17,746)
Other (expense) income, net ...........        --         (3,794)           5         --            318         --         (3,471)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest,         254       (7,192)      (1,487)       3,218           31         (185)      (5,361)
  income taxes, and equity in subsidiary
  earnings

Equity in earnings of subsidiaries ....      (4,527)       1,283         --           --           --          3,244         --
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
(Loss) income before minority interest       (4,273)      (5,909)      (1,487)       3,218           31        3,059       (5,361)
  and income taxes

Minority interest .....................        --           (623)        --           --           --           --           (623)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
(Loss) income before income taxes .....      (4,273)      (6,532)      (1,487)       3,218           31        3,059       (5,984)

Income tax benefit (expense) ..........        --          2,245         (552)        --            (41)          59        1,711
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net (loss) income .....................   $  (4,273)   $  (4,287)   $  (2,039)   $   3,218    $     (10)   $   3,118    $  (4,273)
                                           =========    =========    =========    =========    =========    =========    =========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                          SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
                                                      For the Six Months Ended August 31, 2003
                                                                   (in thousands)

                                                                                Non Wholly
                                                                    100% Owned     Owned
                                            Holdings    Evergreen    Guarantor    Guarantor        Non                 Consolidated
                                            (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                           ---------------------------------------------------------------------------------------
Operating revenues ....................   $   1,197    $   7,843    $ 293,869    $   3,761    $   4,562    $ (26,091)   $ 285,141
Operating expenses ....................        --          4,786      230,510          187        2,997      (19,049)     219,431
Selling, general, and administrative
  expenses ............................          14       12,694       30,590         --          1,295       (6,573)      38,020
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Operating (loss) income ...............       1,183       (9,637)      32,769        3,574          270         (469)      27,690

Interest income (expense) .............        --         (1,269)     (16,447)        (742)         (14)        --        (18,472)
Other (expense) income, net ...........        --            --         4,321          --           --          --          4,321
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest,       1,183      (10,906)      20,643        2,832          256         (469)      13,539
  income taxes, and equity in subsidiary
  earnings

Equity in earnings of subsidiaries ....       6,716       14,107         --           --           --        (20,823)         --
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest        7,899        3,201       20,643        2,832          256      (21,292)      13,539
  and income taxes

Minority interest .....................        --          (496)         --           --           --           --           (496)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
(Loss) income before income taxes .....       7,899        2,705       20,643        2,832          256      (21,292)      13,043

Income tax benefit (expense) ..........        --          3,322       (8,919)        --            275          178       (5,144)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net (loss) income .....................   $   7,899    $   6,027    $  11,724    $   2,832    $     531    $ (21,114)   $   7,899
                                           =========    =========    =========    =========    =========    =========    =========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                            SUPPLEMENTAL CONSOLIDATING BALANCE SHEET - UNAUDITED
                                                             At August 31, 2004
                                                               (in thousands)

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
                                           ---------------------------------------------------------------------------------------
 Assets
   Current assets:
     Cash and cash equivalents ...........   $    --      $   5,506    $   1,432    $    --     $      70   $    --      $   7,008
     Accounts and assets receivable, net .        --             53       46,893          640         718        --         48,304
     Other current assets ................       1,446        9,638       23,904         --         7,919        (321)      42,586
                                              ---------    ---------    ---------    ---------   ---------   ---------    ---------
   Total current assets ..................       1,446       15,197       72,229          640       8,707        (321)      97,898

   Properties, net .......................       1,741        3,411      488,049       11,919      37,657      (2,271)     540,506
   Notes receivable from affiliates ......      12,849         --            240         --           737        --         13,826
   Investment in subsidiaries ............     201,086      252,999         --           --          --      (454,085)        --
   Other assets including goodwill .......        --         14,757       15,935         --         6,026        --         36,718
                                              ---------    ---------    ---------    ---------   ---------   ---------    ---------
Total assets .............................   $ 217,122    $ 286,364    $ 576,453    $  12,559   $  53,127   $(456,677)   $ 688,948
                                              =========    =========    =========    =========   =========   =========    =========
Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable .....................   $     698    $   4,660    $  39,276    $    --     $     633   $       1    $  45,268
    Accrued liabilities and payables to
      affiliates .........................          10        5,967       20,389         --           302        --         26,668
    Accrued interest .....................        --          8,002            4           53          23        --          8,082
    Current portion long-term debt .......        --          6,514        4,438        5,912         729        --         17,593
                                              ---------    ---------    ---------    ---------   ---------   ---------    ---------
  Total current liabilities ..............         708       25,143       64,107        5,965       1,687           1       97,611

  Long-term debt and capital leases ......      71,828       68,541      137,458         --        25,801           9      303,637
  Deferred income taxes ..................     (40,081)      (2,542)     143,085         --         2,529         (59)     102,932
  Other liabilities ......................        --              9       (5,188)       5,289        --            (9)         101
                                              ---------    ---------    ---------    ---------   ---------   ---------    ---------
Total liabilities ........................      32,455       91,151      339,462       11,254      30,017         (58)     504,281
                                              ---------    ---------    ---------    ---------   ---------   ---------    ---------

Stockholders' equity .....................     184,667      195,213      236,991        1,305      23,110    (456,619)     184,667
                                              ---------    ---------    ---------    ---------   ---------   ---------    ---------
Total liabilities and stockholders' equity   $ 217,122    $ 286,364    $ 576,453    $  12,559   $  53,127   $(456,677)   $ 688,948
                                              =========    =========    =========    =========   =========   =========    =========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                  SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                                                   At Fiscal Year Ended February 29, 2004
                                                               (in thousands)

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
                                           ---------------------------------------------------------------------------------------
 Assets
   Current assets:
     Cash and cash equivalents ...........   $    --      $   1,001   $   2,723    $    --     $     347   $    --      $   4,071
     Accounts and assets receivable, net .        --             13      38,210         --         1,148        --         39,371
     Other current assets ................         836       10,291      18,522         --         7,103        (321)      36,431
                                              ---------    ---------   ---------    ---------   ---------   ---------    ---------
   Total current assets ..................         836       11,305      59,455         --         8,598        (321)      79,873

   Properties, net .......................       1,753        3,744     492,345       12,105      37,078      (2,086)     544,939
   Notes receivable from affiliates ......      13,893         --           270          602         798        --         15,563
   Investment in subsidiaries ............     205,172      233,716        --           --          --      (438,888)        --
   Other assets including goodwill .......        --         17,628      14,621          639       5,872        --         38,760
                                              ---------    ---------   ---------    ---------   ---------   ---------    ---------
Total assets .............................   $ 221,654    $ 266,393   $ 566,691    $  13,346   $  52,346   $(441,295)   $ 679,135
                                              =========    =========   =========    =========   =========   =========    =========
Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable .....................   $    --      $   6,682   $  35,734    $    --     $     788   $    --      $  43,204
    Accrued liabilities and payables to
      affiliates .........................        --          5,366      15,137         --            94        --         20,597
    Accrued interest .....................        --          7,727          (1)        --             9        --          7,735
    Income taxes payable .................        --             64       2,218         --            95        --          2,377
    Current portion long-term debt .......        --             66       5,652        5,059         803        --         11,580
                                              ---------    ---------   ---------    ---------   ---------   ---------    ---------
  Total current liabilities ..............        --         19,905      58,740        5,059       1,789        --         85,493

  Long-term debt and capital leases ......      74,076       64,422     132,946        2,898      25,595        --        299,937
  Deferred income taxes ..................     (41,362)       1,760     142,554         --         1,712        --        104,664
  Other liabilities ......................        --           --        (4,698)       4,799        --          --            101
                                              ---------    ---------   ---------    ---------   ---------   ---------    ---------
Total liabilities                               32,714       86,087     329,542       12,756      29,096        --        490,195
                                              ---------    ---------   ---------    ---------   ---------   ---------    ---------

Stockholders' equity .....................     188,940      180,306     237,149          590      23,250    (441,295)     188,940
                                              ---------    ---------   ---------    ---------   ---------   ---------    ---------
Total liabilities and stockholders' equity   $ 221,654    $ 266,393   $ 566,691    $  13,346   $  52,346   $(441,295)   $ 679,135
                                              =========    =========   =========    =========   =========   =========    =========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                             SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
                                                        For the Six Months Ended August 31, 2004
                                                                     (in thousands)


                                                                                 Non Wholly
                                                                     100% Owned     Owned
                                             Holdings    Evergreen    Guarantor    Guarantor        Non                 Consolidated
                                             (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                           ---------------------------------------------------------------------------------------
Net cash provided by (used in) operating
  activities ...........................   $     254    $  (3,332)   $  23,904    $   2,049    $    (170)   $    (660)   $  22,045
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Cash flows from investing activities:
  Purchases of property, equipment, and
    overhauls ..........................        --           (536)     (27,306)        --           (505)        --        (28,347)
  Proceeds from sale of property &
    equipment ..........................        --           --          1,236         --            293         --          1,529
  Notes receivable & other assets ......        --         (1,999)      (1,270)         604          (70)         661       (2,074)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash (used in) provided by investing
  activities ...........................        --         (2,535)     (27,340)         604         (282)         661      (28,892)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from long term debt .........        --        222,247         --           --           --           --        222,247
  Payments on long term debt ...........        --       (207,311)      (3,013)      (2,045)         (94)        --       (212,463)
  Other financing sources ..............        (254)      (4,565)       5,158         (608)         270           (1)        --
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash (used in) provided by financing
  activities ...........................        (254)      10,371        2,145       (2,653)         176           (1)       9,784
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net increase (decrease) in cash ........        --          4,504       (1,291)        --           (276)        --          2,937

Cash, beginning of period ..............        --          1,002        2,723         --            346         --          4,071
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash, end of period ....................   $    --      $   5,506    $   1,432    $    --      $      70    $    --      $   7,008
                                            =========    =========    =========    =========    =========    =========    =========


                             EVERGREEN HOLDINGS INC.
                               CONDENSED NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                             SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
                                                        For the Six Months Ended August 31, 2003
                                                                     (in thousands)

                                                                                 Non Wholly
                                                                     100% Owned     Owned
                                             Holdings    Evergreen    Guarantor    Guarantor        Non                 Consolidated
                                             (Parent)     (Issuer)   Subsidiaries Subsidiaries  Guarantors  Eliminations    Total
                                           ---------------------------------------------------------------------------------------
Net cash provided by (used in) operating
  activities ...........................   $   1,193    $  13,774    $  29,864    $   4,262    $   1,026    $ (13,611)   $  36,508
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Cash flows from investing activities:
  Purchases of property, equipment, and
    overhauls ..........................        --           (370)     (33,263)        --           (132)        --        (33,765)
  Proceeds from sale of property &
    equipment ..........................        --          3,750        5,259         --           --           --          9,009
  Notes receivable & other assets ......        --        (31,610)      (3,225)         638         (146)      13,611      (20,732)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash (used in) provided by investing
  activities ...........................        --        (28,230)     (31,229)         638         (278)      13,611      (45,488)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from long term debt .........        --        282,420        1,688         --            (38)        --        284,070
  Payments on long term debt ...........        --         (1,364)      (3,476)      (3,625)        --           --         (8,465)
  Other financing sources ..............      (1,193)    (264,310)         399       (1,275)        (335)        --       (266,714)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net cash (used in) provided by financing
  activities ...........................      (1,193)      16,746       (1,389)      (4,900)        (373)        --          8,891
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net increase (decrease) in cash ........        --          2,290       (2,754)        --            375         --            (89)

Cash, beginning of period ..............        --            854        4,714         --             70         --          5,638
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cash, end of period ....................   $    --      $   3,144    $   1,960    $    --      $     445    $    --      $   5,549
                                            =========    =========    =========    =========    =========    =========    =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we note that certain statements in this Quarterly Report on Form 10-Q and elsewhere are forward-looking and provide other than historical information. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Because such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may not be realized, the statements contained in this Quarterly Report on Form 10-Q or elsewhere should not be relied upon as predictions of future events.

     Our Annual Report on Form 10-K/A for the fiscal year ended February 29, 2004, filed with the SEC on September 30, 2004, identifies important risks that could cause actual results to differ materially from assertions made by us in forward-looking statements. Such risks include, but are not limited to, our future compliance with the terms of our debt agreements, general conditions in the aviation industry, our ability to adequately maintain the economic viability of our fleet, the effect of government laws and regulations, the risks related to our operations in dangerous locations, and fluctuations in the cost of fuel. These are only some of the risks that may affect the forward-looking statements contained in this Quarterly Report on Form 10-Q. For further information regarding risks and uncertainties associated with our business, please see the Company's other reports and filings with the SEC, including, but not limited to the our Annual Report on Form 10-K/A for the year ended February 29, 2004.

     Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We assume no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

     Evergreen Holdings, Inc. ("Holdings") is the parent company of Evergreen International Aviation, Inc. ("Evergreen" or "Aviation") and its subsidiaries. Evergreen is a leading provider of worldwide airfreight transportation, ground handling and logistics, helicopter services, small aircraft sales and leasing, aircraft parts sales, and aircraft maintenance and repair services. Evergreen provides services to a broad base of customers, including the United States Air Force Air Mobility Command ("AMC"), the United States Postal Service ("U.S. Postal Service"), freight forwarders, domestic and foreign airlines, industrial manufacturers, and other government agencies. For the military fiscal year beginning October 1, 2004, Evergreen is the largest commercial provider of Boeing 747 wide-body air cargo services to the U.S. military based on entitlement.

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

     General information about us can be found at WWW.EVERGREENAVIATION.COM/CORP.HTML. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC. No information on our website is incorporated by reference into this Quarterly Report on Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND AUGUST 31, 2003

     The following table sets forth the results of operations with respect to our consolidated reportable segments for the three months ended August 31, 2004 and August 31, 2003:

                                             RESULTS OF OPERATIONS
                                                   Unaudited
                                                (in thousands)

                                                              For the Three Months
                                                                 ended August 31,             2004 vs. 2003
                                                           ---------------------------     ------------------
                                                              2004             2003        Increase (decrease)
                                                           ---------         ---------     -------------------
Operating revenue:
  Flight revenue ..................................        $ 102,468         $ 108,449         $  (5,981)
  Sales of aircraft, parts, and other assets ......            5,050             5,461              (411)
  Ground logistics services revenue ...............           28,887            24,712             4,175
  Support services and other revenue ..............            9,243             8,933               310
                                                            ---------         ---------         ---------
    Total operating revenue .......................          145,648           147,555            (1,907)

Operating expenses:
  Flight costs ....................................           18,445            20,732            (2,287)
  Fuel ............................................           28,928            23,988             4,940
  Maintenance .....................................           18,207            18,090               117
  Aircraft and equipment ..........................           12,271            12,652              (381)
  Cost of sales of aircraft, parts, and other .....            3,126             5,387            (2,261)
    property and equipment
  Cost of ground logistics services ...............           26,030            21,896             4,134
  Cost of support services and other ..............           10,606             9,363             1,243
  Selling, general, and administrative ............           14,633            18,457            (3,824)
                                                            ---------         ---------         ---------
    Total operating expenses ......................          132,246           130,565             1,681
                                                            ---------         ---------         ---------
    Income from operations ........................           13,402            16,990            (3,588)
                                                            ---------         ---------         ---------
Other (expense) income:
  Interest expense ................................           (8,787)           (8,715)              (72)
  Other non-operating (expense) income, net .......               98             4,207            (4,109)
                                                            ---------         ---------         ---------
Income before minority interest and income taxes ..            4,713            12,482            (7,769)

   Minority interest ..............................             (316)             (274)              (42)
                                                            ---------         ---------         ---------
Income before income taxes ........................            4,397            12,208            (7,811)

   Income tax expense .............................           (2,010)           (4,744)            2,734
                                                            ---------         ---------         ---------
Net income ........................................        $   2,387         $   7,464         $  (5,077)
                                                            =========         =========         =========


OPERATING REVENUE

     Total operating revenue for the three months ended August 31, 2004 was $145.6 million, which was a 1.3% decrease from total operating revenues of $147.5 million for the same period in 2003. Most of the decrease in operating revenue is attributable to decreased flight revenue, particularly in the area of revenue from AMC contracts.

     FLIGHT REVENUE - Flight revenue from the operations of Airlines and Helicopters accounted for $102.5 million, or approximately 70.4%, of our total operating revenue for the three months ended August 31, 2004. Compared to the same three-month period in 2003, we experienced a $6.0 million decrease in our flight revenue. The decrease in flight revenue was primarily attributable to a decrease in the number of block hours flown by Airlines.

     o AIRLINES - During the three-month period ended August 31, 2004, Airlines earned $88.0 million of flight revenue, as compared to $93.4 million during the three months ended August 31, 2003. As a result, flight revenue earned by Airlines during the three months ended August 31, 2004 decreased $5.4 million from the same three-month period in 2003.

     The decrease in Airlines' flight revenue was primarily attributable to a reduction in the availability of our aircraft, which reduced the number of block hours flown by Airlines. During the three months ended August 31, 2004, we performed periodic maintenance and enhancement modifications on certain aircraft that are utilized by Airlines. As a result, during the time these aircraft were being serviced, they were not available for flying.

     AMC CONTRACTS - Flight revenue earned under AMC contracts decreased
     $14.7 million for the three months ended August 31, 2004 as compared to the same three-month period in 2003. The decline in flight revenue is primarily attributable to the reduction in aircraft availability (as discussed above) and a shift of block hours from AMC contracts to commercial contracts. As a result, $19.4 million of the decrease in flight revenue was attributable to a reduction in the number of block hours flown under AMC contracts. However, we recognized a $4.7 million increase in flight revenue as a result of better utilization and positioning of our aircraft on one-way flights.

     COMMERCIAL CONTRACTS - During the three-month period ended August 31, 2004, flight revenue from our commercial customers increased by $9.3 million as compared to the same three-month period in 2003. Revenue earned from our Boeing 747 commercial flights increased $11.6 million, while revenue earned from our DC-9 commercial flights decreased by $2.3 million.

          BOEING 747 FLEET COMMERCIAL CONTRACT REVENUE - Increased utilization of our Boeing 747 fleet for commercial flights out of Asia resulted in a $12.6 million increase in flight revenues. However, the completion of a Finnair contract prior to the beginning of the current fiscal year resulted in a $1.0 million decrease in revenue during the three months ended August 31, 2004 as compared to the three months ended August 31, 2003.

          DC-9 FLEET COMMERCIAL CONTRACT REVENUE - The completion of a
          U.S. Postal Service contract resulted in a $2.3 million decrease in revenue from our DC-9 commercial flights. However, this decrease was partially offset by an increase of flight revenue from our DHL air freight contract.

     The following table compares the number of block hours flown by our aircraft during the three months ended August 31, 2004 to the number of block hours flown during the same three-month period in 2003.

                                     Block Hour Comparison
                 For the Three Months Ended August 31, 2004 and August 31, 2003

                                                                                   Increase
                                                       August 31,    August 31,   (decrease)
                                                         2004           2003       from 2003
                                                        ------        ------        ------
Boeing 747 Hours
      AMC contracts ............................         5,651         7,290        (1,639)
      Other All-In contracts ...................         1,299           327           972
                                                        ------        ------        -------
           Total B747 hours for All-In contracts         6,950         7,617          (667)
      ACMI contracts ...........................           105             9            96
                                                        ------        ------        -------
           Total B747 hours ....................         7,055         7,626          (571)
                                                        ------        ------        -------
DC-9 Block Hours
      All-In contracts .........................             0           535          (535)
      ACMI contracts ...........................           679           828          (149)
                                                        ------        ------        -------
           Total DC-9 Hours .....................          679         1,363          (684)
                                                        ------        ------        -------

           Total Block Hours ...................         7,734         8,989        (1,255)
                                                        ======        ======        =======



     o HELICOPTERS - During the three months ended August 31, 2004, Helicopters earned $14.5 million of flight revenue, as compared to $15.1 million for the same three-month period in 2003, resulting in a $0.6 million decrease in revenues. Flight revenue from heavy lift and fire suppression contracts increased by $0.8 million and revenue from medical evacuation contracts increased by $0.1 million. However, revenue from from charters decreased by $0.8 million and revenue from our Texas-based flight operations decreased by $0.1 million. In addition, completion of the NASA shuttle disaster recovery contract prior to the beginning of the current fiscal year resulted in a $0.6 million decrease of revenue.

     SALES OF AIRCRAFT, PARTS, AND OTHER ASSETS - Revenue from sales of aircraft, parts, and other assets was $5.1 million for the three months ended August 31, 2004, as compared to $5.5 million for the three months ended August 31, 2003, resulting in a $0.4 million decrease in revenue. The sale of a Lear 35 jet to Ventures Acquisition Company LLC, an affiliate of the Company, for $2.7 million during the three months ended August 31, 2004, as compared to the sale of a Gulfstream II aircraft for $3.5 million during the same three-month period in 2003, accounted for $0.8 million of the decrease in sales revenue. However, the decrease was partially offset by increased demand for aircraft and aircraft parts, thereby generating an additional $0.4 million of sales revenue.

     GROUND LOGISTICS SERVICES REVENUE - EAGLE earned $28.9 million of revenue from ground logistics services during the three months ended August 31, 2004, as compared to $24.7 million for the three months ended August 31, 2003, resulting in a $4.2 million increase in revenue. An increase in the volume of ground logistics services provided to our domestic and foreign commercial customers accounted for $2.1 million of the increased revenue.

     In addition, we recognized a $2.1 million increase in revenues from our U.S. Postal Service contract. On August 16, 2004, we were notified by the U.S. Department of Labor of an increase in the applicable labor rates for our SNET contracts with the U.S. Postal Service. The increase in labor rates is retroactive, effective as of August 27, 2003. As a result, during the three months ended August 31, 2004, we recorded a non-recurring accrual of contract revenue in the amount of $2.6 million and a non-recurring accrual of payroll expenses in the amount of $2.6 million (see "Operating Expenses - Cost of Ground Logistics Services" below). The $2.6 million increase in revenue was then partially offset by a $0.5 million decline that was attributable to a reduction in the volume of services provided by us under the U.S. Postal Service contract.

     SUPPORT SERVICES AND OTHER REVENUE - Support services and other revenue was $9.2 million for the three months ended August 31, 2004, as compared
$8.9 million for the three months ended August 31, 2003. The $0.3 million increase was primarily attributable to the increased level of maintenance services provided by the Air Center to third parties.

OPERATING EXPENSES

     Total operating expenses for the three months ended August 31, 2004 were $132.2 million, which was a 1.3% increase from $130.6 million for the same three-month period in 2003. The $1.7 million increase in total operating expenses was primarily attributable to a $10.4 million increase in fuel expense, cost of ground logistics services, and other support costs, as partially offset by a $8.7 million decrease in flight costs, aircraft and equipment expense, costs of sales of aircraft and parts, and selling, general, and administrative expenses.

     FLIGHT COSTS - Flight costs were $18.4 million for the three months ended August 31, 2004, as compared to $20.7 million for the three months ended August 31, 2003, resulting in a decrease of $2.3 million. The decrease in flight costs was primarily attributable to lower payroll costs and reduced travel expenses in Airlines.

     o AIRLINES - A $2.3 million reduction in flight costs for Airlines was driven by reductions in European overflys, reduced AMC commissions, lower payroll costs, and reduced travel costs.

     Reductions in our crew staffing levels due to reductions in the number of flights and block hours flown by our aircraft resulted in a $1.3 million reduction in payroll costs and travel expenses. A decrease in the number of flights that we flew to and through Europe reduced our flight costs by $0.6 million, and a reduction of flights under the AMC contract resulted in a $0.1 million reduction in AMC commissions expense. In addition, we recognized a $0.3 million reduction in flight costs due to the completion of a contract which utilized our DC-9 aircraft. See also "Aircraft and Equipment Expense - Airlines" below

     FUEL EXPENSE - Fuel expense was $28.9 million for the three months ended August 31, 2004, as compared to $24.0 million for the three months ended August 31, 2003. The increase of $4.9 million primarily resulted from increased prices for aviation fuel, as partially offset by fuel usage reductions that resulted from a decrease in the number of hours flown by our aircraft.

     o AIRLINES - Fuel expense for Airlines increased by $4.1 million. Rising prices for aviation fuel accounted for a $5.3 million increase in fuel expense. The pegged contract fuel rate on our AMC contracts increased from $0.95 per gallon to $1.00 per gallon. However, an increase in our commercial flight activity, where aviation fuel prices are considerably higher, substantially drove the increase in Airlines' fuel expense. This increase in fuel expense was partially offset by a $2.2 million reduction in fuel consumption due to a reduction in the number of block hours flown by Airlines' aircraft.

     o HELICOPTERS - Helicopters experienced a $0.8 million increase for helicopter fuel costs. The increase in fuel costs was primarily attributable to i) industry-wide increases in aviation fuel prices and
     ii) an increase in the volume of helicopter fuel sold by us to third parties.

     MAINTENANCE EXPENSE - Our expense for aircraft maintenance was $18.2 million for the three months ended August 31, 2004, as compared to $18.1 million for the three months ended August 31, 2003, resulting in an increase of $0.1 million.

     o AIRLINES - Maintenance expenses for aircraft decreased by $1.2 million. Our amortization expense for capitalized airframe maintenance costs increased by $1.1 million due to increased amortization of aircraft maintenance check costs. However, our amortization expense for capitalized engine overhaul costs declined $1.3 million as we continue to use more leased engines and flight activity has been down. In addition, our expense for purchases of aircraft component parts, aircraft repairs, and other expenses declined by approximately $1.0 million.

     o HELICOPTERS - An increase of $1.3 million for helicopter maintenance expense was attributable to i) $1.2 million of additional start-up and configuration costs that were incurred in order to prepare our fleet for current year contracts and ii) a $0.1 million increase in the amortization of previously capitalized overhaul costs.

     AIRCRAFT AND EQUIPMENT EXPENSE - Aircraft and equipment expense was $12.3 million for the three months ended August 31, 2004, as compared to $12.7 million for the three months ended August 31, 2003, resulting in a decrease of $0.4 million of expense.

     o AIRLINES - Aircraft and equipment expense for Airlines decreased by $0.4 million for the three months ended August 31, 2004, as compared to the three months ended August 31, 2003.

     Airlines was able to reduce its aircraft costs by $1.0 million as a result of i) a $0.8 million reduction in engine rental expense due to decreased flight activity and ii) a $0.2 million reduction in aircraft insurance costs. However, that $1.0 million reduction in aircraft costs was partially offset by a $0.6 million impairment charge to the value of one of Airlines' DC-9 aircraft.

     In August 2004, Airlines' air freight contract with DHL expired by its own terms. Under the DHL contract, Airlines was utilizing its DC-9 aircraft for the purpose of providing air freight services for locations along the west coast of the United States. Due to the expiration of the DHL contract, the DC-9 aircraft were not being utilized. As a result, Airlines performed an assessment in order to determine whether any impairment in the asset value of the DC-9 aircraft needed to be recorded on Airlines' books in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     During the assessment, Airlines evaluated the amount of the future undiscounted net cash flows that are expected to be derived from each of the DC-9 aircraft. Management considered i) the impact of the expiration of the DHL contract on the operating results for each of the DC-9 aircraft,
     ii) current trends and future prospects, and iii) the effects of obsolescence, customer demand, competition, and other economic factors. The future undiscounted net cash flows of each DC-9 aircraft was then compared to the net book carrying value of that aircraft on Airlines' books.

     Based upon this analysis, it was determined that one of the DC-9 aircraft was impaired. The fair value of the impaired DC-9 aircraft was obtained by an appraisal from a third party, and an impairment loss equal to the difference between the appraised fair value and the net book carrying value for the impaired DC-9 aircraft was computed. The amount of the computed impairment expense on the impaired DC-9 aircraft was $0.6 million.
     In August 2004, Airlines reduced the net book carrying value of the impaired DC-9 aircraft by $0.6 million and recorded a corresponding impairment expense in the amount of $0.6 million.

     o HELICOPTERS - Aircraft and equipment expense for our Helicopters segment during the three months ended August 31, 2004 was $2.4 million, the same as during the three months ended August 31, 2003.

     COST OF SALES OF AIRCRAFT, PARTS, AND OTHER PROPERTY - Cost of sales of aircraft, parts, and other property and equipment was $3.1 million for the three months ended August 31, 2004, as compared to $5.4 million for the three months ended August 31, 2003. The $2.3 million decrease was primarily the result of the lower cost of goods sold of a Lear 35 jet that was sold to Ventures Acquisition Company LLC, an affiliate of the Company, during the three months ended
August 31, 2004, as compared to the cost of goods sold of a Gulfstream II aircraft that was sold during the three months ended August 31, 2003. The Gulfstream II aircraft had a cost of goods sold of $4.7 million, while the Lear 35 jet had a cost of goods sold of $2.7 million, resulting in a net
$2.0 million decrease in cost of aircraft sold. The remaining $0.3 million decrease in cost of sales was driven by lower inventory costs on sales of aircraft parts.

     COST OF GROUND LOGISTICS SERVICES - Cost of ground logistics services was $26.0 million for the three months ended August 31, 2004, as compared to $21.9 million for the three months ended August 31, 2003, resulting in a $4.1 million increase in expense.

     Payroll expenses increased by $3.6 million as a result of i) a $2.6 million non-recurring accrual of payroll expense, ii) a $0.6 million increase of staffing to meet customer demands, and iii) a $0.4 million charge for prior years' workmans compensation expense. The non-recurring accrual of payroll expense resulted from a notification from the U.S. Department of Labor regarding an increase in the applicable labor rates for our SNET contracts with the U.S. Postal Service. See "Operating Revenue - Ground Logistics Services Revenue" above. The increase in labor rates is retroactive, effective as of August 27, 2003.

     In addition, expenses for equipment and supplies increased by $0.5 million due to expansion of services for new customers.

     OTHER SUPPORT COSTS - Other support costs were $10.6 million for the three months ended August 31, 2004, as compared to $9.4 million for the same three-month period in 2003, resulting in an increase of $1.2 million in support costs. Of the increase, $1.0 million was attributable to an increase in support costs at the Air Center and $0.7 million was attributable to increased landing fees and ground handling expenses for Airlines. These increases were partially offset by a $0.5 million decrease in Agriculture's cost of goods sold as a result of lower grass seed sales and the third-party brokerage of the current year hazelnut crop.

     SELLING, GENERAL, AND ADMINISTRATIVE - Total selling, general, and administrative expense for the three months ended August 31, 2004 was $14.6 million, as compared to $18.4 million for the three months ended August 31, 2003, resulting in a $3.8 million decrease in expense.

     Of the decrease, $2.0 million was attributable to an increase in the bad debt reserve for EAGLE during the three months ended August 31, 2003. Based upon our analyses of the liquidity of EAGLE's accounts receivable, we have not recognized any similar increase in EAGLE's bad debt reserve for the three months ended August 31, 2004.

     The remaining decrease of $1.8 million is primarily attributable to reductions in payroll expenses, professional fees, and travel expenses.

INTEREST EXPENSE

     Interest expense for the three months ended August 31, 2004 was $8.8 million, as compared to interest expense of $8.7 million for the three months ended August 31, 2003. The increase in interest expense is primarily attributable to higher debt balances and increases in interest rates being charges by the Company's lenders.

OTHER NON-OPERATING EXPENSE AND INCOME

     Other non-operating income was $4.1 million less during the three months ended August 31, 2004 than during the three months ended August 31, 2003. The decrease is primarily attributable to $4.1 million of insurance settlement proceeds received by us during the three months ended August 31, 2003, which were used to repair damaged aircraft.

INCOME TAX EXPENSE

     Our income tax expense for the three months ended August 31, 2004 was $2.0 million, as compared to an income tax expense of $4.7 million for the three months ended August 31, 2003. The decrease in income tax expense was due primarily to pre-tax income of $4.4 million for the three months ended August 31, 2004, as compared to pre-tax income of $12.2 million for the same period in 2003. The effective tax rate, on an annualized basis for the three months ended August 31, 2004 and August 31, 2003 was 45.7% and 38.9%, respectively. The change in the effective tax rate is primarily due to the effect of permanent differences in proportion to the applicable taxable income for the periods presented.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2004 AND AUGUST 31,
2003

     The following table sets forth the results of operations with respect to our consolidated reportable segments for the six months ended August 31, 2004 and August 31, 2003:

                                           RESULTS OF OPERATIONS
                                                 Unaudited
                                               (in thousands)


                                                              For the Six Months
                                                                 ended August 31,            2004 vs. 2003
                                                           ---------------------------       -------------
                                                              2004             2003       Increase (decrease)
                                                           ---------         ---------    -------------------
Operating revenue:
  Flight revenue ..................................        $ 189,737         $ 206,888         $ (17,151)
  Sales of aircraft, parts, and other assets ......            7,336             8,039              (703)
  Ground logistics services revenue ...............           54,497            50,237             4,260
  Support services and other revenue ..............           20,231            19,977               254
                                                            ---------         ---------         ---------
    Total operating revenue ....................             271,801           285,141           (13,340)

Operating expenses:
  Flight costs ....................................           35,983            39,939            (3,956)
  Fuel ............................................           54,351            51,184             3,167
  Maintenance .....................................           35,930            33,748             2,182
  Aircraft and equipment ..........................           24,329            24,955              (626)
  Cost of sales of aircraft, parts, and other .....            4,134             6,856            (2,722)
    property and equipment
  Cost of ground logistics services ...............           47,785            44,206             3,579
  Cost of support services and other ..............           21,332            18,543             2,789
  Selling, general, and administrative ............           32,101            38,020            (5,919)
                                                            ---------         ---------         ---------
    Total operating expenses ...................             255,945           257,451            (1,506)
                                                            ---------         ---------         ---------
    Income from operations .....................              15,856            27,690           (11,834)
                                                            ---------         ---------         ---------
Other (expense) income:
  Interest expense ......................................    (17,746)          (18,472)              726
  Other non-operating (expense) income, net .............     (3,471)            4,321            (7,792)
                                                            ---------         ---------         ---------
(Loss) income before minority interest and income taxes       (5,361)           13,539           (18,900)

Minority interest .....................................         (623)             (496)             (127)
                                                            ---------         ---------         ---------
(Loss) income before income taxes .....................       (5,984)           13,043           (19,027)

Income tax benefit (expense) ..........................        1,711            (5,144)            6,855
                                                            ---------         ---------         ---------
Net (loss) income .....................................    $  (4,273)        $   7,899         $ (12,172)
                                                            =========         =========         =========


OPERATING REVENUE

     Total operating revenue for the six months ended August 31, 2004 was $271.8 million, which was a 4.7% decrease from total operating revenues of $285.1 million for the same period in 2003. Most of the decrease in operating revenue is attributable to decreased flight revenue in Airlines.

     FLIGHT REVENUE - Flight revenue from the operations of Airlines and Helicopters accounted for $189.7 million, or approximately 69.8%, of our total operating revenue for the six months ended August 31, 2004. Compared to the same six-month period in 2003, we experienced a $17.1 million decrease in our flight revenue. The decrease in flight revenue was primarily attributable to a decrease in the number of block hours flown by Airlines.

     o AIRLINES - During the six-month period ended August 31, 2004, Airlines earned $167.8 million of flight revenue, as compared to $184.4 million during the six months ended August 31, 2003. As a result, flight revenue earned by Airlines during the six months ended August 31, 2004 decreased $16.6 million from the same six-month period in 2003.

     The decrease in Airlines' flight revenue was primarily attributable to
     i) a decision by the U.S. Air Force Air Mobility Command to shift away fro the use of commercial aircraft for movements of cargo into Iraq during the three months ended May 31, 2004, and ii) a reduction in the availability of our aircraft, which reduced the number of block hours flown by Airlines during the three months ended August 31, 2004.

     During the three months ended August 31, 2004, we performed periodic maintenance and enhancement modifications on certain aircraft that are utilized by Airlines. As a result, during the time these aircraft were being serviced, they were not available for flying.

     AMC CONTRACTS - Flight revenue earned under AMC contracts decreased
     $27.2 million for the six months ended August 31, 2004 as compared to the same six-month period in 2003. A decision by the U.S. Air Force Air Mobility Command to shift away from the use of commercial aircraft in favor of using organic military transport aircraft for movements of cargo directly into Iraq accounted for $12.3 million of the decline in revenue from our AMC contracts. The reduction in aircraft availability (as discussed above) and a shift of block hours from AMC contracts to commercial contracts accounted for an additional decline in flight revenue of $19.4 million. In addition, $0.2 million of the decrease in flight revenue was due to a reduction in negotiated rates on AMC contracts. Partially offsetting these decreases, we recognized a $4.7 million increase in flight revenue as a result of better utilization and positioning of our aircraft on one-way flights.

     COMMERCIAL CONTRACTS - During the six-month period ended August 31, 2004, flight revenue from our commercial customers increased by $10.6 million as compared to the same six-month period in 2003. Revenue earned from our Boeing 747 commercial flights increased $14.9 million, while revenue earned from our DC-9 commercial flights decreased by $4.3 million.

          BOEING 747 FLEET COMMERCIAL CONTRACT REVENUE - Increase utilization of our Boeing 747 fleet for commercial flights out of Asia resulted in an $18.5 million increase in flight revenue. However, the completion of a Finnair contract prior to the beginning of the current fiscal year resulted in a $3.6 million decrease in revenue during the six months ended August 31, 2004 as compared to the same six-month period in 2003.

          DC-9 FLEET COMMERCIAL CONTRACT REVENUE - The completion of a
          U.S. Postal Service contract resulted in a $4.3 million decrease in revenue from our DC-9 commercial flights. However, this decrease was partially offset by an increase of flight revenue from our DHL air freight contract.

     The following table compares the number of block hours flown by our aircraft during the six months ended August 31, 2004 to the number of block hours flown during the same six-month period in 2003.


                                     Block Hour Comparison
                  For the Six Months Ended August 31, 2004 and August 31, 2003

                                                                                   Increase
                                                       August 31,    August 31,    (decrease)
                                                         2004          2003        from 2003
                                                        ------        ------        -------
Boeing 747 Hours
      AMC contracts ............................        11,611        14,321        (2,710)
      Other All-In contracts ...................         1,981           939         1,042
                                                        ------        ------        -------
           Total B747 hours for All-In contracts        13,592        15,260        (1,668)
      ACMI contracts ...........................           146             9           137
                                                        ------        ------        -------
           Total B747 hours ....................        13,738        15,269        (1,531)
                                                        ------        ------        -------
DC-9 Block Hours
      All-In contracts .........................             0         1,057        (1,057)
      ACMI contracts ...........................         1,512         1,673          (161)
                                                        ------        ------        -------
           Total DC-9 Hours .....................        1,512         2,730        (1,218)
                                                        ------        ------        -------
           Total Block Hours ...................        15,250        17,999        (2,749)
                                                        ======        ======        =======


     o HELICOPTERS - During the six months ended August 31, 2004, Helicopters earned $21.9 million of flight revenue, as compared to $22.5 million for the same six-month period in 2003, resulting in a $0.6 million decrease in revenues. Revenue from heavy lift and fire suppression contracts increased by $0.9 million and revenue from medical evacuation contracts increased by $0.1 million. However, revenue from charters decreased by $0.8 million and revenue from our Texas-based flight operations decreased by $0.2 million. In addition, the completion of the NASA shuttle disaster recovery contract prior to the beginning of the current fiscal year resulted in a $0.6 million decrease of revenue.

     SALES OF AIRCRAFT, PARTS, AND OTHER ASSETS - Revenue from sales of aircraft, parts, and other assets was $7.3 million for the six months ended August 31, 2004 as compared to $8.0 million for the six months ended August 31, 2003, resulting in a $0.7 million decrease in revenue. The sale of a Lear 35 jet to Ventures Acquisition Company LLC, an affiliate of the Company, for $2.7 million during the six months ended August 31, 2004, as compared to the sale of a Gulfstream II aircraft for $3.5 million during the same six-month period in 2003, accounted for $0.8 million of the decrease in sales revenue. However, the decrease was partially offset by increased demand for aircraft and aircraft parts, thereby generating an additional $0.1 million of sales revenue.

     GROUND LOGISTICS SERVICES REVENUE - EAGLE earned $54.5 million of revenue from Ground logistics services during the six months ended August 31, 2004, as compared $50.2 million for the six months ended August 31, 2003, resulting in a $4.3 million increase in revenue. An increase in the volume of ground logistics services provided to our domestic and foreign commercial customers accounted for $2.9 million of the increased revenue.

     In addition, we recognized a $1.4 million increase in revenues from our U.S. Postal Service contract. On August 16, 2004, we were notified by the U.S. Department of Labor of an increase in the applicable labor rates for our SNET contracts with the U.S. Postal Service. The increase in labor rates is retroactive, effective as of August 27, 2003. As a result, during the six months ended August 31, 2004, we recorded a non-recurring accrual of contract revenue in the amount of $2.6 million and a non-recurring accrual of payroll expenses in the amount of $2.6 million (see "Operating Expenses - Cost of Ground Logistics Services" below). The $2.6 million increase in revenue was then partially offset by a $1.1 million decline in revenue that was attributable to a reduction in the volume of services provided by us under the U.S. Postal Service contract.

     SUPPORT SERVICES AND OTHER REVENUE - Support services and other revenue was $20.2 million for the six months ended August 31, 2004, as compared $20.0 million for the six months ended August 31, 2003. The $0.2 million increase was primarily attributable to the increased level of maintenance services provided by the Air Center to third parties.

OPERATING EXPENSES

     Total operating expenses for the six months ended August 31, 2004 were $255.9 million, which was a 0.6% decrease from $257.4 million for the same six-month period in 2003. The $1.5 million decrease in total operating expenses was primarily attributable to a $13.2 million decrease in flight costs, aircraft and equipment costs, costs of sales of aircraft and parts, and selling, general, and administrative expenses, as partially offset by a $11.7 million increase in fuel expense, aircraft maintenance expense, cost of ground logistics services, and other support costs.

     FLIGHT COSTS - Flight costs were $36.0 million for the six months ended August 31, 2004, as compared to $40.0 million for the six months ended August 31, 2003, resulting in a decrease of $4.0 million. The decrease in flight costs was primarily attributable to lower payroll costs and reduced travel expenses in Airlines.

     o AIRLINES - A $3.9 million reduction in flight costs for Airlines was driven by reductions in European overflys, reduced AMC commissions, lower payroll costs, and reduced travel costs. Reductions in our crew staffing levels due to reductions in the number of flights and block hours flown by our aircraft resulted in a $2.0 million reduction in payroll costs and travel expenses. A decrease in the number of flights that we flew to and through Europe reduced our flight costs by $1.4 million, and a reduction of flights under the AMC contract resulted in a $0.2 million reduction in AMC commissions expense. In addition, we recognized a $0.3 million reduction in flight costs due to the completion of a contract which utilized DC-9 aircraft. See also "Aircraft and Equipment Expense - Airlines" below.

     o HELICOPTERS - Cost containment measures for helicopter flight crew costs and a decrease in the number of flights flown resulted in a $0.1 million decrease in flight costs for the six months ended August 31, 2004, as compared to the same six-month period in 2003.

     FUEL EXPENSE - Fuel expense was $54.3 million for the six months ended August 31, 2004, as compared to $51.2 million for the six months ended August 31, 2003. The increase of approximately $3.1 million primarily resulted from increased prices for aviation fuel, as partially offset by fuel usage reductions that resulted from a decrease in the number of hours flown by our aircraft.

     o AIRLINES - Airlines' fuel expense increased by $2.1 million. Rising prices for aviation fuel accounted for a $7.6 million increase in fuel expense. The pegged contract fuel rate on our AMC contracts increased from $0.95 per gallon to $1.00 per gallon. However, an increase in our commercial flight activity, where aviation fuel prices are considerably higher, substantially drove the increase in Airlines' fuel expense. This increase in fuel expense was partially offset by a $5.5 million reduction in fuel consumption due to a reduction in the number of block hours flown by Airlines' aircraft.

     o HELICOPTERS - Helicopters experienced a $1.1 million increase for helicopter fuel costs. The increase in fuel costs was primarily attributable to i) industry-wide increases in aviation fuel prices and
     (ii) an increase in the volume of helicopter fuel sold by us to third parties.

     MAINTENANCE EXPENSE - Expense for aircraft maintenance was $35.9 million for the six months ended August 31, 2004, as compared to $33.7 million for the six months ended August 31, 2003, resulting in an increase of $2.2 million.

     o AIRLINES - Maintenance expenses for Airlines' aircraft decreased by $0.5 million. Our amortization expense for capitalized airframe maintenance costs increased by $3.9 million due to increased amortization of aircraft maintenance check costs. However, our amortization expense for capitalized engine overhaul costs declined $2.8 million due to our continued use of leased engines. In addition, our expense for purchases of aircraft component parts, aircraft repairs, and other expenses declined by approximately $1.6 million.

     o HELICOPTERS - An increase of $2.7 million for helicopter maintenance expense was attributable to i) $2.3 million of additional start-up and configuration costs that were incurred in order to prepare our fleet for current year contracts and ii) a $0.4 million increase in the amortization of previously capitalized overhaul costs.

     AIRCRAFT AND EQUIPMENT EXPENSE - Aircraft and equipment expense was
$24.3 million for the six months ended August 31, 2004, as compared to $24.9 million for the six months ended August 31, 2003, resulting in a decrease of $0.6 million of expense.

     o AIRLINES - Aircraft and equipment expense for Airlines decreased by $0.9 million during the six months ended August 31, 2004, as compared to the six months ended August 31, 2003.

     Airlines was able to reduce its aircraft costs by $1.5 million as a result of i) a $0.9 million reduction in engine rental expense due to decreased flight activity, ii) a $0.3 million reduction in aircraft insurance costs, and iii) a $0.3 million reduction in the depreciation of DC-9 aircraft components. However, that $1.5 million reduction in aircraft costs was partially offset by a $0.6 million impairment charge to the value of Airlines' DC-9 aircraft.

     In August 2004, Airlines' air freight contract with DHL expired by its own terms. Under the DHL contract, Airlines was utilizing its DC-9 aircraft for the purpose of providing air freight services for locations along the west coast of the United States. Due to the expiration of the DHL contract, the DC-9 aircraft were not being utilized. As a result, Airlines performed an assessment in order to determine whether any impairment in the asset value of the DC-9 aircraft needed to be recorded on Airlines' books in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

     During the assessment, Airlines evaluated the amount of the future undiscounted net cash flows that are expected to be derived from each of the DC-9 aircraft. Management considered i) the impact of the expiration of the DHL contract on the operating results for each of the DC-9 aircraft,
     ii) current trends and future prospects, and iii) the effects of obsolescence, customer demand, competition, and other economic factors. The future undiscounted net cash flows of each DC-9 aircraft was then compared to the net book carrying value of that aircraft on Airlines' books.

     Based upon this analysis, it was determined that one of the DC-9 aircraft was impaired. The fair value of the impaired DC-9 aircraft was obtained by an appraisal from a third party, and an impairment loss equal to the difference between the appraised fair value and the net book carrying value for the impaired DC-9 aircraft was computed. The amount of the computed impairment expense on the impaired DC-9 aircraft was $0.6 million.
     In August 2004, Airlines reduced the net book carrying value of the impaired DC-9 aircraft by $0.6 million and recorded a corresponding impairment expense in the amount of $0.6 million.

     o HELICOPTERS - The $0.3 million increase in aircraft and equipment expense for Helicopters was attributable to a $0.5 million increase in helicopter lease expenses, as partially offset by a $0.2 million decrease in depreciation expense.

     COST OF SALES OF AIRCRAFT, PARTS, AND OTHER PROPERTY - Cost of sales of aircraft, parts, and other property and equipment was $4.1 million for the six months ended August 31, 2004, as compared to $6.8 million for the six months ended August 31, 2003. The $2.7 million decrease was primarily the result of the lower cost of goods sold of a Lear 35 jet that was sold to Ventures Acquisition Company LLC, an affiliate of the Company, during the six months ended
August 31, 2004, as compared to the cost of goods sold of a Gulfstream II aircraft that was sold during the six months ended August 31, 2003. The Gulfstream II aircraft had a cost of goods sold of $4.7 million, while the Lear 35 jet had a cost of goods sold of $2.7 million, resulting in a net
$2.0 million decrease in cost of aircraft sold. The remaining $0.7 million decrease in cost of sales was driven by lower inventory costs on sales of aircraft parts.

     COST OF GROUND LOGISTICS SERVICES - Cost of ground logistics services was $47.8 million for the six months ended August 31, 2004, as compared to $44.2 million for the six months ended August 31, 2003, resulting in a $3.6 million increase.

     Payroll expenses increased by $3.0 million as a result of i) a $2.6 million non-recurring accrual of payroll expense and ii) a $0.4 million charge for prior years' workmans compensation expense. The non-recurring accrual of payroll expense resulted from a notification from the U.S. Department of Labor regarding an increase in the applicable labor rates for our SNET contracts with the U.S. Postal Service. See "Operating Revenue - Ground Logistics Services Revenue" above. The increase in labor rates is retroactive, effective as of August 27, 2003.

     In addition, expenses for equipment and supplies increased by $0.6 million due to expansion of services for new customers.

     OTHER SUPPORT COSTS - Other support costs were $21.3 million for the six months ended August 31, 2004, as compared to $18.5 million for the same six-month period in 2003, resulting in an increase of $2.8 million in support costs. Of the increase, $2.6 million was attributable to increased support costs at the Air Center and $1.3 million was attributable to increased landing fees and ground handling expenses for Airlines. These increases were partially offset by a $1.1 million decrease in Agriculture's cost of goods sold as a result of lower grass seed sales and the third-party brokerage of the current year hazelnut crop.

     SELLING, GENERAL, AND ADMINISTRATIVE - Total selling, general, and administrative expense for the six months ended August 31, 2004 was $32.1 million, as compared to $38.0 million for the six months ended August 31, 2003, resulting in a $5.9 million decrease in expense.

     Of the decrease, $2.1 million was primarily attributable to the increased amount of professional fees and travel expenses that we incurred in May 2003 in conjunction with the restructuring of our long-term debt and issuance of the Indenture Notes. Reductions in payroll costs, professional fees, and travel expenses accounted for another $1.8 million of the decrease in expense.

     In addition, a $2.0 million decrease is attributable to an increase in the bad debt reserve for EAGLE during the six months ended August 31, 2004. Based upon our analyses of the liquidity of EAGLE's accounts receivable, we have not recognized any similar increase in EAGLE's bad debt reserve for the six months ended August 31, 2004.

INTEREST EXPENSE

     Interest expense for the six months ended August 31, 2004 was $17.7 million, which was a $0.8 million decrease from $18.5 million for the same six-month period in 2003. The $0.8 million reduction in interest expense was primarily attributable to one-time interest charges that were incurred by us during the six months ended August 31, 2003 in connection with the restructuring of our long-term debt and issuance of the Indenture Notes in May 2003.

OTHER NON-OPERATING EXPENSE AND INCOME

     During the six months ended August 31, 2004, we incurred $3.5 million of non-operating expense that was primarily attributable to loan prepayment penalties and a write-off of unamortized loan acquisition costs. The write-off of unamortized loan acquisition costs occurred in May 2004 in conjunction with the full repayment and termination of our revolving line of credit with PNC Bank, N.A. ("PNC Bank"). In comparison, during the six months ended
August 31, 2003, we generated $4.3 million of non-operating income primarily as a result of a $4.1 million gain on insurance settlement proceeds, which was used to repair damaged aircraft.

INCOME TAX EXPENSE

     Our income tax benefit for the six months ended August 31, 2004 was $1.7 million, as compared to an income tax expense of $5.1 million for the six months ended August 31, 2003. The decrease in income tax expense was due primarily to a pre-tax loss of $6.0 million for the six months ended
August 31, 2004, as compared to pre-tax income of $13.0 million for the same period in 2003. The effective tax rate, on an annualized basis for the six months ended August 31, 2004 and August 31, 2003, was 28.6% and 38.7%, respectively. The change in the effective tax rate is primarily due to the effect of permanent differences in proportion to the applicable taxable income for the periods presented.


LIQUIDITY

     At August 31, 2004, we had cash and cash equivalents of $7.0 million, as compared to cash and cash equivalents of $4.1 million at February 29, 2004.

CASH FLOWS FROM OPERATING ACTIVITIES

     We generated $14.5 million less cash from operating activities during the six months ended August 31, 2004 than during the same six-month period in 2003. During the six months ended August 31, 2004, we generated $22.0 million of cash in our operating activities, as compared to generating cash of $36.5 million from operating activities during the same period in 2003.

     During the six months ended August 31, 2004, we used approximately
$22.4 million of cash in our operating activities. In addition to recognizing a loss of $4.3 million for the six months ended August 31, 2004, our cash flow from operations was also reduced by a $8.9 million increase in outstanding accounts receivable from our customers. Increase in inventories utilized
$6.3 million of cash and a decrease in deferred income taxes and taxes payable used $1.9 million of cash. Our cash flow from operations also declined due to a $1.0 million increase in gains on sales of property and equipment, without a corresponding increase in cash flow.

     However, during the same six-month period, other operating activities provided approximately $44.4 million of cash. Non-cash depreciation and amortization expenses of $33.0 million, and a $6.1 million increase in accounts payable balances accounted for a portion of the cash flow. Also, in connection with the full repayment and termination of our line of credit with PNC Bank, we recognized a $3.5 million non-cash write-off of unamortized loan acquisition costs that were associated with that line of credit. Payments on accounts receivable from affiliates, decreases in prepaid expense accounts, and a non-cash impairment charge for DC-9 aircraft accounted for the remaining
$1.9 million of the cash flow.


CASH FLOWS FROM INVESTING ACTIVITIES

     During the six months ended August 31, 2004, we used $28.9 million of cash for investing activities, as compared to a $45.5 million use of cash during the same six month period in 2003.

     CAPITAL EXPENDITURES - During the six months ended August 31, 2004, we used $28.3 million of cash for capital expenditures of property, equipment, and overhauls, as compared to $33.8 million during the six months ended
August 31, 2003. The $5.5 million decrease in capital expenditures was primarily attributable to fewer purchases of aircraft parts and airframes, fewer scheduled overhauls of engines, and fewer purchases of upgrades and enhancements for our aircraft. Total capital expenditures for the fiscal year ended February 28, 2005 are expected to be between $60.0 million and $65.0 million.

     DISPOSAL OF ASSETS - During the six months ended August 31, 2004, we received $1.5 million in cash proceeds from the disposal of assets, primarily from the sale of aircraft. During the same six-month period in 2003, we received $4.9 million in cash proceeds from the disposal of assets.

     PROCEEDS FROM INSURANCE SETTLEMENT - During the six months ended
August 31, 2003, we received $8.2 million in cash proceeds from an insurance settlement on leased aircraft. Of that amount, we used $4.1 million to terminate the aircraft leases. The remaining amount was used to repair damaged aircraft.

     NOTES RECEIVABLE AND OTHER ASSETS - During the six months ended
August 31, 2004, increases in capitalized loan acquisition costs and other assets resulted in a $2.1 million use of cash. In May 2004, we paid $2.4 million of legal and professional fees in connection with the closing of the Secured Credit Facility. We capitalized the legal and professional fees as loan acquisition costs and we will amortize the costs over the term of the Secured Credit Facility. We also used $0.5 million of cash in payment of deposits. However, we generated $0.8 million of cash as a result of decreases in other assets.

     During the six months ended August 31, 2003, we used $20.7 million of cash for payments on notes receivable and other assets. The use of cash was primarily attributable to a $14.4 million increase in capitalized loan acquisition costs and a $6.0 million increase in deposits on purchased engines. Increases in payments for other assets accounted for the remaining $0.3 million use of cash.

CASH FLOWS FROM FINANCING ACTIVITIES

     During the six months ended August 31, 2004, we generated $9.7 million of cash from financing activities, primarily as a result of the refinancing of our revolving line of credit with PNC Bank in May 2004. In comparison, we generated $8.9 million of cash from financing activities during the six months ended August 31, 2003.

     PROCEEDS FROM LONG-TERM DEBT - During the six months ended August 31, 2004, the Company received approximately $222.2 million of cash proceeds from long-term debt financing.

     From March 1, 2004 to May 13, 2004, we received $106.5 million of cash advances on our revolving line of credit with PNC Bank. On May 13, 2004, we closed on the Secured Credit Facility and received an initial cash advance of $83.0 million. We utilized the majority of this initial cash advance to fully repay and terminate our revolving line of credit with PNC Bank. We also received cash advances of $32.7 million from the Secured Credit Facility.

     Further details of the new Secured Credit Facility are found in "Capital Resources - Secured Credit Facility" below.

     PAYMENTS ON LONG-TERM DEBT - During the six months ended August 31, 2004, we used $212.5 million of cash for payments on our long-term debt obligations.

     From March 1, 2004 to May 13, 2004, we made payments of $99.3 million on the outstanding principal balance of our revolving line of credit with PNC Bank. On May 13, 2004, we utilized $80.8 million of the initial cash advance from the Secured Credit Facility to fully repay and terminate all obligations that we owed to PNC Bank under the revolving line of credit.

     As of August 31, 2004, we made payments of $27.2 million on the outstanding balance owed by us under the Secured Credit Facility.

     We also made payments of $5.2 million on various other long-term debt instruments, which consist primarily of equipment purchase notes.

CAPITAL RESOURCES

     At August 31, 2004, our total long-term debt balance was $321.2 million, which was an increase of $9.7 million from our long-term debt balance of $311.5 million at February 29, 2004. Our long-term debt is comprised of a $215.0 million outstanding balance on the Indenture Notes, a $88.6 million outstanding balance on the Secured Credit Facility, and $17.6 million on various equipment purchase notes.

INDENTURE NOTES

     Aviation issued the Indenture Notes on May 16, 2003, pursuant to an Indenture which was executed by Aviation, as issuer, by Holdings and substantially all of the subsidiaries of Aviation, as guarantors, and by Bank One, National Association, as trustee. The Indenture Notes are 12% senior second secured notes and were issued for their face value of $215.0 million. The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture. Because the Indenture Notes are designated as senior second secured obligations, the Indenture Notes rank equally with all of Aviation's existing senior, or unsubordinated, debt, and are senior to any of Aviation's future senior subordinated or unsubordinated debt. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation's subsidiaries, and the Trust. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company.

     The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15 and November 15 of each year. The next payment of accrued interest in the amount of $12.9 million will be due and payable on November 15, 2004. Payment of the accrued interest will be funded from the Company's operations.

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

     The next semi-annual payment of accrued interest on the Indenture Notes, in the amount of $12.9 million, is due and payable on November 15, 2004. Payment of the accrued interest will be funded from the Company's operations.

SECURED CREDIT FACILITY

     On May 13, 2004, the Company entered into the Secured Credit Facility with the Wells Fargo Lenders. The Secured Credit Facility is a three-year senior secured credit facility that consists of two loans - a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is collateralized by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture.

     At the closing of the Secured Credit Facility, approximately $83.0 million of the loan was funded. The Company utilized $80.8 million of the funds to fully repay and terminate the revolving credit obligations owed by Aviation to PNC Bank, while the remaining $2.2 million of the proceeds was used to pay for part of the legal fees and other transaction costs incurred by the Company in connection with the closing of the Secured Credit Facility. The Company incurred a total of $2.4 million of legal and professional fees in connection with the closing of the Secured Credit Facility. The Company capitalized those legal and professional fees as loan acquisition costs and will amortize the costs over the term of the Secured Credit Facility.

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

     REVOLVING LOAN ADVANCES. During the term of the Secured Credit Facility, the Company may receive advances of principal on the revolving loan at any time. However, the outstanding principal of the revolving loan may not at any time be greater than an amount which is determined by reference to certain eligible receivables and eligible inventory of the Company. See "Loan Balance and Availability" below. The Company may also make payments of principal on the revolving loan at any time. All outstanding principal and all accrued and unpaid interest of the revolving loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

     LOAN BALANCE AND AVAILABILITY. As of August 31, 2004, the outstanding balance of the Secured Credit Facility was $88.6 million. Taking into consideration the limitations on the Company's ability to obtain additional advances of principal from the revolving loan (see "Revolving Loan Advances" above), as of August 31, 2004, the Company's availability under the Secured Credit Facility was $5.8 million.

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

     The following are the required covenant thresholds under the Secured Credit Facility for the six-month period ending August 31, 2004:

     CONSOLIDATED EBITDA COVENANT - The covenant requires a consolidated EBITDA in a minimum amount of $40.0 million. As of August 31, 2004, the Company was in compliance with this covenant.

     AIRLINES EBITDA COVENANT - The covenant requires an EBITDA for Airlines in a minimum amount of $33.0 million. As of August 31, 2004, the Company was in compliance with this covenant.

     FIXED CHARGE COVERAGE COVENANT - The covenant requires a fixed charge coverage in a minimum ratio of 1.00 to 1.00. As of August 31, 2004, the Company was in compliance with this covenant.

     In addition, the amount of capital expenditures that may be made by the Company in any fiscal year is limited to $75.0 million, of which at least
$10.0 million must be financed from sources other than the Secured Credit Facility. If Aviation or any of its restricted subsidiaries violates these covenants and are unable to obtain waivers from the Wells Fargo Lenders, the Company would be in default under the Secured Credit Facility and the debt could be accelerated. As of August 31, 2004, the Company was in compliance with the capital expenditures covenant.

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

     COVENANT COMPLIANCE. As of August 31, 2004, the Company was in compliance with the covenants of the WCMA Loan. See "Secured Credit Facility" above.

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

GOING CONCERN QUALIFICATION

     In their audit opinion report on the Company's consolidated financial statements for the fiscal year ended February 29, 2004, PricewaterhouseCoopers, LLP ("PwC"), the Company's independent registered public accounting firm, included an explanatory paragraph which noted that the Company has historically had violations of certain of its debt covenants. Because of the various cross-default provisions that are contained in the Company's long-term debt obligations, a failure by the Company to comply with the covenants of the Company's long-term debt obligations could result in an acceleration of all the Company's outstanding debt obligations. Due to the Company's historical difficulty in meeting its debt covenants, there is substantial doubt as to the Company's ability to continue as a going concern.

     The Company has taken measures to facilitate its ability to remain in compliance with its various debt covenants. In particular, the Company has focused on reducing its selling, general, and administrative expenses by controlling its legal and professional fees and managing payroll expenses in certain of the Company's subsidiaries. In addition, the Company has significantly reduced its property insurance expense and non-essential maintenance expenses. As a result, the Company was in compliance of its debt covenants as of August 31, 2004. See "Capital Resources, Secured Credit Facility, Covenant Compliance" above.

     The Company's financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

CONTRACTUAL OBLIGATIONS

     Our long-term contractual obligations are comprised primarily of amounts owed by us under the Indenture Notes and the Secured Credit Facility. In addition, approximately 12.8% of our projected long-term contractual obligations are payments that will be due under various equipment and facility leases. The following table summarizes our contractual cash obligations as of August 31, 2004:



                                      (in millions)
-------------------------------------------------------------------------------
     Thru          Long-term       Current          Lease          Other
 February 28,         Debt        Maturities     Obligations*   Obligations**      Total
 -----------        --------        -------        -------        -------        --------
      2005          $   --          $   9.5        $  13.7        $   4.2 (a)    $   27.4
      2006               4.9            8.1           12.4            3.0            28.4
      2007              81.1           --              8.2            3.0            92.3
      2008               1.7           --              4.7            3.0             9.4
      2009               0.9           --              3.8            3.0             7.7
Thereafter             215.0           --              6.5           --             221.5
                    --------        -------        -------        -------        --------
Total               $  303.6        $  17.6        $  49.3        $  16.2        $  386.7
                    ========        =======        =======        =======        ========

* Total operating lease obligations of $49.3 million include $8.1 million of lease obligations to entities owned by, or controlled by, the Company's controlling shareholder.

** Other obligations consist primarily of the annual bonus to be paid to Mr. Smith.

(a) Includes a $2.7 million 4% Contribution to be made by the Company to the Employee Benefit Plan in November 2004 (see "Employee Benefit Plan" below).


EMPLOYEE BENEFIT PLAN

     Effective March 1, 2002, we established the Evergreen Savings and Retirement Plan (the "Plan"). The Plan is a defined contribution plan covering all our full-time employees who have been credited with one year of service, are age 21 or older, are not covered by a collective bargaining agreement, and are not a temporary employee. Under the Plan, we match 50% of the first 8% of base compensation that a participant contributes to the Plan. We also make an annual basic contribution in an amount equal to 4% of the annual compensation of each participant who has completed the minimum required hours of service during the Plan year (the "4% Contribution").

     We anticipate that, in November 2004, we will make a 4% Contribution in the amount of $2.7 million. In November 2003, we made a 4% Contribution in the amount of $2.0 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     RISKS ASSOCIATED WITH FLUCTUATIONS IN INTEREST RATES - At August 31, 2004, we had fixed rate debt of $224.5 million with a weighted average fixed interest rate of 11.88%. We also had variable rate debt of $96.8 million with a weighted average variable interest rate of 6.05%. Based upon our outstanding debt balances as of August 31, 2004, a 1% increase in interest rates on our variable rate debt would result in an increases in our annual interest expense of approximately $1.0 million.


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


ITEM 4.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     As of August 31, 2004, the Company's management, with participation of the Company's principal executive officer and principal financial officer, had performed an evaluation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Such disclosure controls and procedures have been designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified by the SEC's rules and forms. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that, as of August 31, 2004, the Company's disclosure controls and procedures required enhancements to ensure that such disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. In addition, the Company's principal executive officer and principal financial officer determined that, as of the date of this report, the Company's disclosure controls and procedures that are currently in place may not be sufficient to ensure that data errors, control problems, or acts of fraud are detected, and to confirm that appropriate corrective action, including process improvements, is undertaken.

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

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     The Company is currently involved in certain legal proceedings as discussed below.

BANC OF AMERICA

     The Company is a defendant in BANC OF AMERICA SECURITIES LLC V. EVERGREEN INTERNATIONAL AVIATION, INC. ET AL., which was filed on May 22, 2003 in the Superior Court of the County of Meeklenburg for the State of North Carolina. Banc of America has alleged claims for breach of contract and quantum meruit, arising out of agreements in which Banc of America agreed to act as the Company's financial agent in exchange for the payment certain fees. The plaintiff has not yet specified an amount for damages. The Company filed a motion to dismiss for lack of jurisdiction, but on November 10, 2003, the court denied the motion. Subsequently, the Company filed an appeal on the denial of the motion to dismiss. On September 22, 2004, the parties held oral argument on the appeal before the North Carolina Court of Appeals. The court's ruling on the appeal is anticipated on or about November 22, 2004.

ASIANA AIRLINES

     On January 28, 2000, the Company and Asiana Airlines ("Asiana") entered into a contract whereby the Company agreed to provide air freight services to Asiana in exchange for minimum payments to be made by Asiana throughout the term of the contract. The minimum payments were based on guaranteed block hour utilization and the contract was to continue through February 28, 2003. On August 28, 2001, Asiana notified the Company that Asiana would not make any further payments under the contract.

     On September 19, 2001, the Company filed proceedings in the United States District Court for the District of Oregon against Asiana Airlines to recover amounts owed by Asiana to the Company pursuant to the contract. On
February 28, 2003, a jury returned a verdict in favor of the Company and on April 28, 2003, the court entered a judgment for damages in the amount of $16.6 million in favor of the Company. Asiana subsequently filed an appeal of the judgment with the Ninth Circuit Court of Appeals, and the parties have filed opening and answering briefs with the court. Oral argument on the appeal has not yet been scheduled.

RURAL SERVICE IMPROVEMENT ACT OF 2002

     On August 19, 2002, the Company instituted proceedings against the United States of America in the United States District Court for the District of Alaska for a declaration that the Rural Service Improvement Act of 2002 (the "Rural Service Act") is unconstitutional. The Rural Service Act disqualifies the Company from receiving equitable tender of Alaska non-priority bypass mail unless the Company meets certain passenger carriage requirements that are economically impractical. The Company subsequently consolidated its claims with a prior lawsuit that had been filed by Alaska Central Express, Inc. which asserted similar claims.

     The U.S. government filed a motion for summary judgment. On September 29, 2003, the federal district court granted the U.S. government's motion and dismissed the claim with prejudice. The Company has appealed the federal district court's decision to the Ninth Circuit Court of Appeals. The Company filed its opening brief on February 13, 2004, and the U.S. government's response brief was filed on April 30, 2004. Oral argument on the appeal has not yet been scheduled.

TRIDAIR REPAIR AND MANUFACTURING

     On February 11, 2003, Tridair Repair and Manufacturing, Inc. ("Tridair") filed a complaint against the Company in the United States District Court for the Central District of California (the "California Court") alleging fraud and breach of contract. The allegations relate to an aircraft salvage contract under which the Company agreed to perform aircraft salvage services for Tridair in return for payments to be made by Tridair to the Company. Tridair subsequently transferred its litigation rights to Diversified Aero Asset Management, Inc. ("Diversified"), which had previously filed a complaint against the Air Center for similar claims. Diversified amended its complaint in order to seek $10.6 million in damages for fraud and breach of contract.

     On April 2, 2003, the Company filed a motion to dismiss for lack of jurisdiction, or in the alternative, to transfer the case to the federal district court in Arizona. As a result, the matter in the California Court was dismissed and the matter was transferred to the United States District Court for the District of Arizona. On August 30, 2004, the Company filed a motion for summary judgment. A hearing on the motion was held on October 4, 2004, with the judge taking the matter under advisement.

     Jury trial is currently scheduled for November 30, 2004.

PINAL COUNTY, STATE OF ARIZONA

     The Company currently leases real property from Pinal County, State of Arizona ("Pinal County") for the Air Center's facilities in Marana, Arizona. On July 22, 2003, Pinal County notified the Company that the Pinal County would attempt to terminate the lease. Pinal County has alleged that, pursuant to the lease agreement, Air Center was required to perform certain maintenance on the leased property, and that the Air Center had not performed such maintenance.

     On May 21, 2004, the Company, Pinal County, and the Federal Aviation Administration ("FAA") met to discuss whether a resolution to the matter could be reached. As a result of this meeting, a Land Use Plan was proposed which would allow public access to the property and make the property available for future aeronautic development. The Company formalized the discussions of that meeting, and on May 27, 2004, the Company submitted a proposed Land Use Plan to Pinal County. Pinal County has not yet commented on the Land Use Plan.

     Prior to the meeting between the Company, Pinal County, and the FAA, the Company filed an action in the United States District Court for the District of Arizona requesting a declaratory judgment in the Company's favor. Specifically, the Company has requested a declaration that the Company is not in breach of the lease agreement and that Pinal County is not entitled to terminate the lease agreement. In addition, the Company has also requested that the court enjoin Pinal County from i) terminating the lease agreement and ii) taking any action to evict the Company.

     Except as otherwise discussed herein above, there have been no other material developments existing legal proceedings, nor any material new legal proceedings instituted by, or against, the Company. While the results of these proceedings cannot be predicted with certainty, the Company believes, based on its examination of the subject matter of the proceedings, experience with similar proceedings, and discussion with legal counsel regarding possible outcomes, that the final outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. As material developments related to pending litigation occur, the Company will reassess the Company's potential liability and revise any estimates accordingly.


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

(b)  Reports on Form 8-K.

     On July 19, 2004, the Company furnished a Current Report on Form 8-K dated July 19, 2004. The Form 8-K reported at Item 12 that the Company had filed a Notification of Late Filing relating to a delay in filing the Company's quarterly report on Form 10-Q for the quarterly period ended May 31, 2004. The delay was due to an error in the Company's financial statements for the fiscal year ended February 29, 2004, the correction of which would affect the accounts for the quarter ended May 31, 2004. The Company further stated that upon completion of the Company' review of the matter, it expected to file an amended Form 10-K for the year ended February 29, 2004 and a Form 10-Q for the quarter ended May 31, 2004.

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


                                              EVERGREEN HOLDINGS, INC.
                                              ------------------------
                                              (Registrant)


Date:    October 21, 2004                     /s/ Delford M. Smith
                                              --------------------
                                              Delford M. Smith
                                              Chairman of the Board of Directors



Date:    October 21, 2004                     /s/ Timothy G. Wahlberg
                                              -----------------------
                                              Timothy G. Wahlberg
                                              President



Date:    October 21, 2004                     /s/ John A. Irwin
                                              -----------------
                                              John A. Irwin
                                              Chief Financial Officer

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