Form 10-Q
period 2004-11-30
EVERGREEN HOLDINGS INC
filed 2005-01-18
CIK 1263810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2004

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

503-472-9361
(Registrant’s telephone number, including area code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (  )   No (X)

        Indicate the number of shares of outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AS OF JANUARY 18, 2005
Common stock, no par value	10,054,749 shares

EVERGREEN HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2004

PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Consolidated Balance Sheets	3
Consolidated Statements of Operations (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Condensed Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition	33
and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	58

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	62
Item 6.	Exhibits	64

SIGNATURES	65

EXHIBIT INDEX	66

PART I. - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

EVERGREEN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30,
	2004	February 29,
	(unaudited)	2004

ASSETS
Current assets:
Cash and cash equivalents	$6,750	$4,071
Accounts receivable, less allowance of $1,426 and
$2,029 for doubtful accounts
Trade	47,106	37,143
Other	3,912	2,229
Accounts receivable from affiliates, net	664	160
Inventories	22,289	14,719
Prepaid expenses and other	6,068	6,965
Current portion notes receivable from affiliates	1,474	2,039
Income taxes receivable	802	583
Deferred tax asset	11,964	11,964

Total current assets	101,029	79,873

Property and equipment, net	542,672	544,939
Assets held for sale	6,766	6,760
Notes receivable from affiliates	13,942	15,563
Capitalized loan acquisition costs	11,599	15,531
Other assets	12,088	10,975
Goodwill	5,494	5,494

Total assets	$693,590	$679,135

(continued on the next page)

EVERGREEN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30,
	2004	February 29,
	(unaudited)	2004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,070	$43,204
Accrued liabilities	24,951	20,597
Accrued interest	1,337	7,735
Affiliate trade and notes payable	3,168	2,377
Current portion of long-term debt	16,052	11,580

Total current liabilities	112,578	85,493

Long-term debt	292,146	299,937
Deferred rentals and other payables to affiliates	85	101
Deferred tax liabilities	103,690	104,664

Total liabilities	508,499	490,195

Minority interest	327	-

Stockholders' equity:
Common stock, no par value; 20,000,000 shares authorized	7,568	7,568
10,054,749 shares issued and outstanding
Retained earnings	177,196	181,372

Total stockholders' equity	184,764	188,940

Total liabilities, minority interest, and stockholders' equity	$693,590	$679,135

        The accompanying condensed notes to unaudited consolidated financial statements are an integral part of these statements.

EVERGREEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	For the Three Months		For the Nine Months
	Ended November 30,		Ended November 30,

	2004	2003	2004	2003

Operating revenue:
Flight revenue	$112,446	$97,542	$302,183	$304,430
Sales of aircraft, parts, and other assets	1,853	3,351	9,189	11,390
Ground logistics services revenue	27,061	24,213	81,558	74,450
Support services and other revenue	13,246	9,055	33,477	29,032

Total operating revenue	154,606	134,161	426,407	419,302

Operating expenses:
Flight costs	19,766	18,617	55,749	58,556
Fuel	35,647	25,099	89,998	76,283
Maintenance	19,322	18,490	55,252	52,238
Aircraft and equipment	12,657	12,855	36,986	37,810
Cost of sales of aircraft, parts and other
property and equipment	993	1,434	5,127	8,290
Cost of ground logistic services	24,465	22,454	72,250	66,660
Support services and other	16,122	10,203	37,454	28,746
Selling, general, and administrative expenses	15,409	14,960	47,510	52,980

Total operating expenses	144,381	124,112	400,326	381,563

Income from operations	10,225	10,049	26,081	37,739

Other (expense) income:
Interest expense	(9,086)	(8,796)	(26,832)	(27,268)
Other non-operating income (expense), net	21	(63)	(3,450)	4,258

Income (loss) before minority interest and income taxes	1,160	1,190	(4,201)	14,729

Minority interest	(325)	(284)	(948)	(780)

Income (loss) before income taxes	835	906	(5,149)	13,949

Income tax (expense) benefit	(737)	(453)	973	(5,597)

Net income (loss)	$98	$453	$(4,176)	$8,352

        The accompanying condensed notes to unaudited consolidated financial statements are an integral part of these statements.

EVERGREEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended November 30,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(4,176)	$8,352
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization	48,622	45,655
Deferred income taxes	(974)	2,926
Gain on sale of property and equipment	(999)	(4,053)
Deferred income and currency exchange loss (gain)	10	96
Impairment charges on aircraft	1,321	-
Non-cash amortization of loan acquisition costs	2,606	2,445
Write-off of unamortized loan acquisition costs	3,464	-
Minority interest	948	780
Changes in operating assets and liabilities:
Accounts receivable and receivables from affiliates	(11,584)	8,064
Inventories	(7,238)	(548)
Prepaid expenses and short-term notes receivable	897	(4,479)
Accounts payable and accrued liabilities	22,586	(15,118)
Income taxes payable	(219)	(566)

Net cash provided by operating activities	55,264	43,554

Cash flows from investing activities:
Purchases of property, equipment and overhauls	(48,808)	(45,560)
Proceeds from disposal of property and equipment	1,801	9,589
Long-term notes receivable from affiliates and other assets	(1,418)	(4,865)

Net cash used in investing activities	(48,425)	(40,836)

Cash flows from financing activities:
Proceeds from long-term debt	222,247	283,825
Payments on long-term debt and notes payable to affiliates	(225,495)	(126,654)
Change in operating loans and short-term debt	-	(149,722)
Change in affiliate notes payable and deferred charges	(912)	(15,098)

Net cash used in financing activities	(4,160)	(7,649)

Net increase (decrease) in cash and cash equivalents	2,679	(4,931)

Cash and cash equivalents, beginning of period	4,071	5,638

Cash and cash equivalents, end of period	$6,750	$707

        The accompanying condensed notes to unaudited consolidated financial statements are an integral part of these statements.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS FOR PRESENTATION

        The interim consolidated financial statements included in this report have been prepared by Evergreen Holdings, Inc. and its subsidiaries, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

        As used in these condensed notes to unaudited consolidated financial statements:

  the term "Holdings" refers to Evergreen Holdings, Inc.;
  the terms "Evergreen" and "Aviation" refer to Evergreen International Aviation, Inc.; and
  the terms "Company," "we," "us," and similar terms refer to Evergreen International Aviation, Inc. and its consolidated subsidiaries, collectively.

        In the opinion of management, the interim consolidated financial statements included in this report contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than adjustments that have been separately disclosed, are of a normal recurring nature.

        The Company conducts business in six major business segments through its wholly-owned subsidiaries:

  Evergreen International Airlines, Inc. ("Airlines");
  Evergreen Aviation Ground Logistics Enterprises, Inc. ("EAGLE");
  Evergreen Helicopters, Inc. ("Helicopters");
  Evergreen Air Center, Inc. ("Air Center");
  Evergreen Aircraft Sales & Leasing Co. (“EASL”); and
  Evergreen Agricultural Enterprises, Inc. (“Agriculture”).

        The Company’s business is seasonal, and accordingly, the interim results presented in this report are not necessarily indicative of operating results for a full year. The interim consolidated financial statements included in this report should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes that were included in the Company’s Annual Report on Form 10-K/A for the year ended February 29, 2004, which was filed with the SEC on September 30, 2004.

Reclassifications

        Certain amounts in the Company’s prior years’ financial statements and notes have been reclassified to conform to the current year presentation. Previously reported net income or net cash flows were not affected by these reclassifications.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46-R

        In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R addresses how a company should apply the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain variable interest entities. In particular, FIN 46-R will apply in those situations in which i) the company does not have a controlling financial interest in the variable interest entity or ii) the variable interest entity does not have sufficient equity at risk for the variable interest entity to finance its activities without additional subordinated financial support. In those situations, FIN 46-R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved.

        The Company is required to adopt FIN 46-R as of the period ending May 31, 2005. Although management has not completed a final assessment of the impact of FIN 46-R on the Company, preliminary assessments have indicated that the Company may be the primary beneficiary of certain related party variable interest entities including, but not limited to, Ventures Holding, Inc., and Ventures Acquisition Company LLC. The Company leases certain assets consisting primarily of buildings and aircraft from these entities. Upon the Company’s adoption of FIN 46-R, management’s assessment may indicate that the financial statements of these entities should be included in the Company’s financial statements in the period of adoption and beyond. Such inclusion is not expected to have a material impact on the Company’s consolidated financial statements.

EITF No. 4-10

        FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), requires that a public company separately report the financial and descriptive information about its reportable operating segments. Paragraph 17 of SFAS No. 131 sets forth the aggregation criteria used to determine whether an operating segment that does not otherwise meet the quantitative thresholds to be a reportable segment may be aggregated in accordance with paragraph 19 of SFAS No. 131. EITF Issue 4-10 "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds" ("EITF 4-10"), addresses the criteria for aggregating operating segments.

        The Company currently reports its financial and operating results according to the Company’s six primary business segments. The financial and operating results for at least one of those primary business segments is comprised of one or more smaller business segments that have been aggregated with a larger business segment. Based upon the Company’s analysis of its current operations, the Company believes that such aggregations meet the criteria for aggregation under EITF 4-10 and paragraph 17 of SFAS No. 131. The Company will continue to monitor any changes in the nature and operations of each of its business segments and modify the Company’s method of aggregation as appropriate in order to remain in compliance with EITF 4-10 and SFAS No. 131.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — BUSINESS SEGMENTS

        The Company conducts business through its six major business segments:

  Airlines provides air cargo services for both international and domestic markets;
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
  EASL selectively buys, sells, leases, and brokers commercial aircraft, helicopters, and aircraft spare parts; and
  Agriculture — the Company operates a nursery and farming enterprise through Evergreen Agricultural Enterprises, Inc. which delivers nursery and agricultural products to wholesale and retail customers.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The following charts present selected financial information of the Company, as further segregated by each of the major business segments.

Selected Financial Results by Business Segment - Unaudited
(in thousands)

	For the Three Months		For the Nine Months
	Ended November 30,		Ended November 30,

	2004	2003	2004	2003

Operating revenues:
Airlines	$104,798	$89,917	$274,050	$279,121
EAGLE	27,064	24,489	81,579	74,736
Air Center	10,429	7,103	26,001	23,306
Helicopters	9,368	8,176	33,152	31,495
EASL	1,437	2,334	7,316	5,261
Agriculture	1,510	2,142	4,309	5,383

Total	$154,606	$134,161	$426,407	$419,302

Intercompany revenues: (1)
Airlines	$2,951	$2,623	$8,355	$9,196
EAGLE	619	465	1,409	1,657
Air Center	4,296	9,112	19,578	24,645
Helicopters	282	456	1,568	1,165
EASL	5,446	960	6,426	3,006
Agriculture	56	169	106	207

Total	$13,650	$13,785	$37,442	$39,876

(1) Amounts are eliminated in consolidation

(continued on next page)

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Selected Financial Results by Business Segment - Unaudited
(in thousands)

	For the Three Months		For the Nine Months
	Ended November 30,		Ended November 30,

	2004	2003	2004	2003

Operating expenses:
Airlines	$92,624	$78,696	$249,890	$244,611
EAGLE	26,859	24,356	79,712	74,438
Air Center	9,634	5,811	23,220	18,886
Helicopters	11,717	9,894	35,202	30,626
EASL	1,472	2,470	7,283	6,166
Agriculture	2,075	2,885	5,019	6,836

Total	$144,381	$124,112	$400,326	$381,563

Income (loss) from operations:
Airlines	$12,174	$11,221	$24,160	$34,510
EAGLE	205	133	1,867	298
Air Center	795	1,292	2,781	4,420
Helicopters	(2,349)	(1,718)	(2,050)	869
EASL	(35)	(136)	33	(905)
Agriculture	(565)	(743)	(710)	(1,453)

Total	$10,225	$10,049	$26,081	$37,739

Interest expense (income), net:
Airlines	$9,048	$8,714	$26,550	$27,006
EAGLE	25	72	112	270
Air Center	15	2	57	(47)
Helicopters	10	3	79	20
EASL	(25)	-	-	-
Agriculture	13	5	34	19

Total	$9,086	$8,796	$26,832	$27,268

(continued on next page)

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Selected Financial Results by Business Segment - Unaudited
(in thousands)

	For the Three Months		For the Nine Months
	Ended November 30,		Ended November 30,

	2004	2003	2004	2003

Depreciation and amortization
of property and equipment
Airlines	$14,801	$13,314	$41,347	$38,510
EAGLE	607	632	1,829	1,866
Air Center	313	247	928	788
Helicopters	1,467	1,147	4,109	4,031
EASL	8	46	38	117
Agriculture	122	115	371	343

Total	$17,318	$15,501	$48,622	$45,655

Capital expenditures:
Airlines	$16,711	$8,167	$38,869	$31,099
EAGLE	219	588	760	1,392
Air Center	197	887	425	1,753
Helicopters	3,098	745	8,333	11,187
EASL	51	-	51	-
Agriculture	185	61	370	129

Total	$20,461	$10,448	$48,808	$45,560

(continued on next page)

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total Assets by Business Segment
(in thousands)

	As of	As of
	November 30, 2004	February 29,
	(unaudited)	2004

Total assets:
Airlines	$511,669	$513,690
EAGLE	52,128	48,588
Air Center	19,149	16,503
Helicopters	70,743	64,125
EASL	11,708	7,676
Agriculture	28,193	28,553

Total	$693,590	$679,135

NOTE 3 — IMPAIRMENT OF ASSETS

        Airlines and DHL were parties to an air freight services contract under which Airlines provided air freight services to various DHL locations along the west coast of the United States. Airlines substantially utilized its DC-9 aircraft fleet in performing the air freight services under the DHL contract.

        The DHL contract expired by its own terms in August 2004, resulting in a substantial decrease in Airline's utilization of its DC-9 aircraft fleet. As a result of the decreased utilization, Airlines performed an assessment on each of the DC-9 aircraft in order to determine whether any impairment in asset value needed to be recorded on Airlines’ books in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144").

        During the assessment, Airlines evaluated the amount of the future undiscounted net cash flow that was expected to be derived from each of the DC-9 aircraft. Management considered i) the impact of the completion of the DHL contract on the operating results for each of the DC-9 aircraft, ii) current trends and future prospects, and iii) the effects of obsolescence, customer demand, competition and other economic factors. The future undiscounted net cash flow of each DC-9 aircraft was then compared to the net carrying value of that aircraft on Airlines' books.

        Based upon these analyses, Airlines determined that one owned DC-9 aircraft (the "Impaired DC-9") was impaired because the future undiscounted net cash flow for the aircraft was less than its net carrying value. Airlines obtained a third party appraisal of the fair value for the Impaired DC-9 and computed an impairment on the aircraft equal to the difference between the appraised fair value and the net carrying value. Based upon this analysis, Airlines determined that the amount of impairment on the Impaired DC-9 was $0.6 million. Accordingly, during the three months ended August 31, 2004, Airlines reduced the net carrying value of the Impaired DC-9 by $0.6 million and recorded an impairment expense in the amount of $0.6 million.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           During the three months ended November 30, 2004, Airlines recorded an impairment expense of $0.7 million on certain previously capitalized modifications to a second DC-9 aircraft that had been utilized by Airlines for the DHL contract. For further information regarding the impairment, see "Note 4 - Expiration of Aircraft Lease" below.

        The $0.6 million impairment expense for the Impaired DC-9, which was recorded during the three months ended August 31, 2004, and the $0.7 million impairment expense which was recorded during the three months ended November 30, 2004, are both included within the line item of "Aircraft and equipment" on the Company's consolidated statement of operations.

NOTE 4 — EXPIRATION OF AIRCRAFT LEASE

        An aircraft lease for a DC-9 aircraft between Airlines and Ventures Acquisition Company LLC, an affiliated entity that is wholly-owned by Mr. Delford M. Smith, the controlling shareholder of the Company, (the "Lease Agreement") was scheduled to expire in January 2005. During the three months ended November 30, 2004, and in connection with the scheduled expiration of the Lease Agreement, Airlines incurred $2.5 million of maintenance expense pursuant to the return conditions of the Lease Agreement. Then, as part of a settlement for the expiration of the Lease Agreement, the Company agreed to purchase the aircraft for $0.5 million.

        Upon agreeing to purchase the DC-9 aircraft, and in accordance with SFAS No. 144, Airlines performed an impairment analysis on certain previously capitalized modifications to the aircraft (the "Upgrades"). As a result of the impairment analysis, during the three months ended November 30, 2004, Airlines recorded a $0.7 million impairment charge on the Upgrades.

NOTE 5 — LIQUIDITY AND MANAGEMENT'S PLANS

Risk of Default on Debt Obligations

        The Company finances a portion of its capital expenditures and operations through long-term debt obligations. In particular, Aviation has obtained long-term financing by means of i) the issuance of $215.0 million of 12% senior second secured notes (the “Indenture Notes”) and ii) a $100.0 million three-year senior secured credit facility financing agreement (the “Secured Credit Facility”). In addition, the Company has various other long-term debt instruments which consist primarily of equipment purchase notes.

        Substantially all of the Company’s assets are pledged as collateral under the Company’s various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby certain events of default under one or more of the Company’s debt obligations will result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that the Company is unable to cure such defaults or obtain waivers with respect to such defaults, the Company is at risk that the Company’s payment obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated, thereby forcing the Company to either obtain alternative financing or seek legal protection from its creditors.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The Company has taken measures to facilitate its ability to remain in compliance with its various debt covenants. In particular, the Company has focused on reducing its selling, general, and administrative expenses by controlling its legal and professional fees and managing payroll expenses in certain of the Company’s subsidiaries. In addition, the Company has significantly reduced its property insurance expense and non-essential maintenance expenses. As a result, the Company was in compliance of its debt covenants as of November 30, 2004. See “Note 6 — Long-Term Debt Obligations” below.

NOTE 6 — LONG-TERM DEBT OBLIGATIONS

Indenture Notes

        The Indenture Notes were issued by Aviation on May 16, 2003, pursuant to an indenture agreement which was executed by Aviation, as issuer, by Holdings and substantially all of the subsidiaries of Aviation, as guarantors, and by Bank One, National Association, as trustee.

        The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture. The Indenture Notes are designated as senior second secured obligations. As a result, the Indenture Notes rank equally with all of Aviation’s existing senior, or unsubordinated, debt, and are senior to any of Aviation’s future senior subordinated or unsubordinated debt. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation’s subsidiaries, and the Trust Created February 25, 1986 (the “Trust”), an affiliated entity in which Aviation holds an approximate two-thirds beneficial interest. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company.

        The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15 and November 15 of each year. The next payment of accrued interest in the amount of $12.9 million will be due and payable on May 15, 2005. Payment of the accrued interest will be funded from the Company’s operations.

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

        Further information regarding the financial covenants contained in the Indenture Notes is discussed in Note 7 below.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Secured Credit Facility

        On May 13, 2004, Aviation and certain of its subsidiaries entered into the Secured Credit Facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, “the Wells Fargo Lenders”). The Secured Credit Facility consists of two loans - a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is secured by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture.

        At the closing of the Secured Credit Facility, approximately $83.0 million of the loan was funded. The Company utilized $80.8 million of the funds to fully repay and terminate certain revolving credit obligations owed by Aviation to PNC Bank, N.A. (“PNC Bank”), while the remaining $2.2 million of loan proceeds was used to pay for part of the legal fees and other transaction costs incurred by the Company in connection with the closing of the Secured Credit Facility. The Company incurred a total of $2.4 million of legal and professional fees in connection with the closing of the Secured Credit Facility. The Company capitalized those legal and professional fees as loan acquisition costs and is amortizing the loan acquisition costs over the term of the Secured Credit Facility.

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

        Revolving Loan Advances. During the term of the Secured Credit Facility, the Company may receive advances of principal on the revolving loan at any time. However, the outstanding principal of the revolving loan may not at any time be greater than an amount which is determined by reference to certain eligible receivables and eligible inventory of the Company. See “Loan Balance and Availability” below. The Company may also make payments of principal on the revolving loan at any time. All outstanding principal and all accrued and unpaid interest of the revolving loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        Loan Balance and Availability. As of November 30, 2004, the outstanding balance of the Secured Credit Facility was $77.9 million. Taking into consideration the limitations on the Company’s ability to obtain additional advances of principal from the revolving loan (see “Revolving Loan Advances” above), as of November 30, 2004, the Company’s availability under the Secured Credit Facility was $9.8 million.

        Covenant Compliance. The Company is subject to certain financial and non-financial covenants under the Secured Credit Facility. In particular, the Company must maintain: i) either a qualified cash reserve balance or an undrawn availability on the revolving loan of not less than $5.0 million, ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages.

        The following are the required covenant thresholds under the Secured Credit Facility for the nine-month period ended November 30, 2004:

Consolidated EBITDA Covenant — The covenant requires a consolidated EBITDA in a minimum amount of $67.0 million. As of November 30, 2004, the Company was in compliance with this covenant.

Airlines EBITDA Covenant — The covenant requires an EBITDA for Airlines in a minimum amount of $55.0 million. As of November 30, 2004, the Company was in compliance with this covenant.

Fixed Charge Coverage Covenant — The covenant requires a fixed charge coverage in a minimum ratio of 1.00 to 1.00. As of November 30, 2004, the Company was in compliance with this covenant.

        In addition, the amount of capital expenditures that may be made by the Company in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of November 30, 2004, the Company was in compliance with the capital expenditures covenant.

        If Aviation or any of its restricted subsidiaries violates these covenants and are unable to obtain waivers from the Wells Fargo Lenders, the Company would be in default under the Secured Credit Facility and the debt could be accelerated.

Prior Loan Acquisition Costs

        In connection with the full repayment and termination of the revolving credit obligations owed by Aviation to PNC Bank, the Company incurred $0.3 million of expense for pre-payment penalties and legal fees, and recognized a write-off of unamortized loan acquisition costs in the amount of $3.5 million in May 2004. The write-off of unamortized loan acquisition costs is included on the Company’s consolidated statement of operations as part of “Other non-operating expense.”

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amendment to WCMA Loan Agreement

        On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164 (the “WCMA Loan”) with Merrill Lynch Business Financial Services, Inc. (“MLBFS”) for the purpose of obtaining an $8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.00% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan shall terminate on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full.

        On May 12, 2004, EASL and MLBFS executed an amendment letter to the WCMA Loan. The amendment letter establishes certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Indenture Notes and Secured Credit Facility. The amendment letter establishes i) a schedule for fixed charge coverage ratios to be measured on a quarter-end basis, ii) a $75 million maximum limit on capital expenditures of which at least $10 million must be funded by indebtedness, and iii) a minimum consolidated EBITDA that must be achieved by the Company on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See “Secured Credit Facility” above.

        Covenant Compliance. As of November 30, 2004, the Company was in compliance with the covenants contained in the WCMA Loan. See “Secured Credit Facility” above.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — SUPPLEMENTAL FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

        The Indenture Notes that were issued by Aviation are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation’s subsidiaries (the “Guarantor Subsidiaries”), and the Trust (the “Non-Wholly Owned Guarantor Affiliate”). The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”).

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

        The Company accounts for all investments in its subsidiaries utilizing the equity method of accounting. As a result, the net income and loss of each of the Company’s subsidiaries is reflected on the books of the Company as either an increase in, or reduction of, the Company’s equity in the earnings of each such subsidiary. For the purposes of reporting on a consolidated basis, eliminating entries are made by the Company at the holding company level in order to eliminate the balances of the Company’s investments in its subsidiaries against all intercompany balances and intercompany transactions.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
For the Three Months Ended November 30, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Operating revenues	$-	$2,598	$162,183	$1,881	$1,594	$(13,650)	$154,606
Operating expenses	-	-	137,692	94	1,750	(10,564)	128,972
Selling, general, and administrative expenses	34	3,111	14,903	-	447	(3,086)	15,409

Operating (loss) income	(34)	(513)	9,588	1,787	(603)	-	10,225

Interest income (expense)	139	(6)	(9,023)	(188)	(8)	-	(9,086)
Other (expense) income, net	-	-	(14)	-	35	-	21

Income (loss) before minority interest,	105	(519)	551	1,599	(576)	-	1,160
income taxes, and equity in
subsidiary earnings

Equity in earnings of subsidiaries	(7)	1,397	-	-	-	(1,390)	-

Income (loss) before minority interest	98	878	551	1,599	(576)	(1,390)	1,160
and income taxes

Minority interest	-	(325)	-	-	-	-	(325)

Income (loss) before income taxes	98	553	551	1,599	(576)	(1,390)	835

Income tax (expense) benefit	-	(553)	(349)	-	181	(16)	(737)

Net income (loss)	$98	$-	$202	$1,599	$(395)	$(1,406)	$98

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
For the Three Months Ended November 30, 2003
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Operating revenues	$283	$2,684	$141,069	$1,943	$2,392	$(14,210)	$134,161
Operating expenses	-	-	118,275	93	2,601	(11,817)	109,152
Selling, general, and administrative expenses	6	5,158	12,588	-	256	(3,048)	14,960

Operating income (loss)	277	(2,474)	10,206	1,850	(465)	655	10,049

Interest expense	-	(3)	(8,464)	(324)	(5)	-	(8,796)
Other (expense) income, net	-	-	(62)		-	(1)	(63)

Income (loss) before minority interest,	277	(2,477)	1,680	1,526	(470)	654	1,190
income taxes, and equity in subsidiary earnings

Equity in earnings of subsidiaries	177	1,523	-	-	-	(1,700)	-

Income (loss) before minority interest	454	(954)	1,680	1,526	(470)	(1,046)	1,190
and income taxes

Minority interest	-	(284)	-	-	-	-	(284)

Income (loss) before income taxes	454	(1,238)	1,680	1,526	(470)	(1,046)	906

Income tax (expense) benefit	(1)	731	(1,219)	-	284	(248)	(453)

Net income (loss)	$453	$(507)	$461	$1,526	$(186)	$(1,294)	$453

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
For the Nine Months Ended November 30, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Operating revenues	$-	$7,794	$445,970	$5,642	$4,443	$(37,442)	$426,407
Operating expenses	-	-	376,194	280	3,580	(27,238)	352,816
Selling, general, and administrative expenses	63	11,694	44,050	-	1,722	(10,019)	47,510

Operating (loss) income	(63)	(3,900)	25,726	5,362	(859)	(185)	26,081

Interest income (expense)	422	(17)	(26,653)	(545)	(39)	-	(26,832)
Other (expense) income, net	-	(3,794)	(9)	-	353	-	(3,450)

Income (loss) before minority interest,	359	(7,711)	(936)	4,817	(545)	(185)	(4,201)
income taxes, and equity in subsidiary earnings

Equity in earnings of subsidiaries	(4,535)	2,680	-	-	-	1,855	-

(Loss) income before minority interest	(4,176)	(5,031)	(936)	4,817	(545)	1,670	(4,201)
and income taxes

Minority interest	-	(948)	-	-	-	-	(948)

(Loss) income before income taxes	(4,176)	(5,979)	(936)	4,817	(545)	1,670	(5,149)

Income tax benefit (expense)	-	1,692	(901)	-	140	42	973

Net (loss) income	$(4,176)	$(4,287)	$(1,837)	$4,817	$(405)	$1,712	$(4,176)

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
For the Nine Months Ended November 30, 2003
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Operating revenues	$1,480	$10,527	$434,938	$5,704	$6,954	$(40,301)	$419,302
Operating expenses	-	4,786	348,785	280	5,598	(30,866)	328,583
Selling, general, and administrative expenses	20	17,852	43,178	-	1,551	(9,621)	52,980

Operating income (loss)	1,460	(12,111)	42,975	5,424	(195)	186	37,739

Interest expense	-	(1,272)	(24,911)	(1,066)	(19)	-	(27,268)
Other income (expense), net	-	-	4,259		-	(1)	4,258

Income (loss) before minority interest,	1,460	(13,383)	22,323	4,358	(214)	185	14,729
income taxes, and equity in subsidiary earnings

Equity in earnings of subsidiaries	6,892	15,630	-	-	-	(22,522)	-

Income (loss) before minority interest	8,352	2,247	22,323	4,358	(214)	(22,337)	14,729
and income taxes

Minority interest	-	(780)	-	-	-	-	(780)

Income (loss) before income taxes	8,352	1,467	22,323	4,358	(214)	(22,337)	13,949

Income tax benefit (expense)	-	4,052	(10,138)	-	559	(70)	(5,597)

Net income (loss)	$8,352	$5,519	$12,185	$4,358	$345	$(22,407)	$8,352

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET - UNAUDITED
At November 30, 2004
(in thousands)

			Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$-	$5,110	$1,530	$-	$110	$-	$6,750
Accounts receivable, net	-	11	49,393	640	974	-	51,018
Other current assets	(582)	9,332	26,952	-	7,880	(321)	43,261

Total current assets	(582)	14,453	77,875	640	8,964	(321)	101,029

Properties, net	1,735	3,375	489,833	11,825	38,175	(2,271)	542,672
Notes receivable from affiliates	14,316	(38)	241	-	(577)	-	13,942
Investment in subsidiaries	201,126	254,070	-	-	-	(455,196)	-
Other assets including goodwill	-	13,772	16,020	-	6,155	-	35,947

Total assets	$216,595	$285,632	$583,969	$12,465	$52,717	$(457,788)	$693,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$5,487	$61,034	$-	$548	$1	$67,070
Accrued liabilities and payables to affiliates	25	4,218	23,440	-	436	-	28,119
Accrued interest	-	1,208	30	95	4	-	1,337
Current portion long-term debt	-	6,665	4,077	4,643	667	-	16,052

Total current liabilities	25	17,578	88,581	4,738	1,655	1	112,578

Long-term debt	71,838	74,505	119,804	-	25,999	-	292,146
Deferred rentals and other payables to affiliates	-	-	(5,448)	5,533	-	-	85
Deferred tax liabilities	(40,032)	(2,038)	143,455	-	2,348	(43)	103,690

Total liabilities	31,831	90,045	346,392	10,271	30,002	(42)	508,499

Minority interest	-	327	-	-	-	-	327

Stockholders' equity	184,764	195,260	237,577	2,194	22,715	(457,746)	184,764

Total liabilities and stockholders' equity	$216,595	$285,632	$583,969	$12,465	$52,717	$(457,788)	$693,590

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET - UNAUDITED
At Fiscal Year Ended February 29, 2004
(in thousands)

			Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$-	$1,001	$2,723	$-	$347	$-	$4,071
Accounts receivable, net	-	13	38,210	-	1,149	-	39,372
Other current assets	836	10,291	18,522	-	7,102	(321)	36,430

Total current assets	836	11,305	59,455	-	8,598	(321)	79,873

Properties, net	1,753	3,744	492,345	12,105	37,078	(2,086)	544,939
Notes receivable from affiliates	13,893	-	270	602	798	-	15,563
Investment in subsidiaries	205,172	233,716	-	-	-	(438,888)	-
Other assets including goodwill	-	17,628	14,621	639	5,872	-	38,760

Total assets	$221,654	$266,393	$566,691	$13,346	$52,346	$(441,295)	$679,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$6,682	$35,734	$-	$788	$-	$43,204
Accrued liabilities and payables to affiliates	-	5,366	15,137	-	94	-	20,597
Accrued interest	-	7,727	(1)	-	9	-	7,735
Income taxes payable	-	64	2,218	-	95	-	2,377
Current portion long-term debt	-	66	5,652	5,059	803	-	11,580

Total current liabilities	-	19,905	58,740	5,059	1,789	-	85,493

Long-term debt	74,076	64,422	132,946	2,898	25,595	-	299,937
Deferred rentals and other payables to affiliates	-	-	(4,698)	4,799	-	-	101
Deferred tax liabilities	(41,362)	1,760	142,554	-	1,712	-	104,664

Total liabilities	32,714	86,087	329,542	12,756	29,096	-	490,195

Stockholders' equity	188,940	180,306	237,149	590	23,250	(441,295)	188,940

Total liabilities and stockholders' equity	$221,654	$266,393	$566,691	$13,346	$52,346	$(441,295)	$679,135

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
For the Nine Months Ended November 30, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$402	$(9,162)	$62,802	$3,318	$(220)	$(1,876)	$55,264

Cash flows from investing activities:
Purchases of property, equipment, and overhauls	-	(98)	(47,038)	-	(1,672)	-	(48,808)
Proceeds from disposal of property & equipment	-	-	1,508	-	293	-	1,801
Notes receivables & other assets	-	(2,346)	(1,354)	604	(198)	1,876	(1,418)

Net cash (used in) provided by investing activities	-	(2,444)	(46,884)	604	(1,577)	1,876	(48,425)

Cash flows from financing activities:
Proceeds from long-term debt	-	222,247	-	-	-	-	222,247
Payments on long-term debt	-	(218,154)	(4,022)	(3,314)	(5)	-	(225,495)
Other financing sources	(402)	11,621	(13,089)	(608)	1,566	-	(912)

Net cash (used in) provided by financing activities	(402)	15,714	(17,111)	(3,922)	1,561	-	(4,160)

Net increase (decrease) in cash	-	4,108	(1,193)	-	(236)	-	2,679

Cash, beginning of period	-	1,002	2,723	-	346	-	4,071

Cash, end of period	$-	$5,110	$1,530	$-	$110	$-	$6,750

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
For the Nine Months Ended November 30, 2003
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Net cash provided by (used in) operating activities	$8,194	$(8,197)	$53,213	$4,765	$429	$(14,850)	$43,554

Cash flows from investing activities:
Purchases of property, equipment, and overhauls	-	(635)	(44,732)	-	(193)	-	(45,560)
Proceeds from disposal of property & equipment	-	3,750	1,746	-	-	-	5,496
Notes receivables & other assets	(8,194)	(5,001)	(3,013)	1,488	(902)	14,850	(772)

Net cash (used in) provided by investing activities	(8,194)	(1,886)	(45,999)	1,488	(1,095)	14,850	(40,836)

Cash flows from financing activities:
Proceeds from long-term debt	-	281,596	2,281	-	(52)	-	283,825
Payments on long-term debt	-	(116,992)	(4,897)	(4,765)	-	-	(126,654)
Other financing sources	-	(155,390)	(9,060)	(1,488)	1,118	-	(164,820)

Net cash provided by (used in) financing activities	-	9,214	(11,676)	(6,253)	1,066	-	(7,649)

Net (decrease) increase in cash	-	(869)	(4,462)	-	400	-	(4,931)

Cash, beginning of period	-	854	4,714	-	70	-	5,638

Cash, end of period	$-	$(15)	$252	$-	$470	$-	$707

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — RELATED PARTY TRANSACTIONS

Sale of Aircraft

        In August 2004, EASL sold a Lear 35 jet to Ventures Acquisition Company LLC for $2.7 million. EASL had purchased the Lear 35 jet in June 2004 for $ 2.7 million. Because EASL sold the Lear 35 jet at EASL's cost for the aircraft, EASL did not recognize a gain or a loss on the sale.

Lease Transactions

        The Company rents aircraft and buildings from entities that are owned or controlled by Mr. Smith. During the three months ended November 30, 2004 and November 30, 2003, the Company incurred rent expense for these leases in the aggregate amounts of $1.7 million and $1.9 million, respectively. During the nine months ended November 30, 2004 and November 30, 2003, the Company incurred rent expense for these leases in the aggregate amounts of $5.1 million and $6.0 million, respectively.

        In addition, Aviation and Mr. Smith are co-beneficiaries of the Trust, which leases certain aircraft to Airlines. Specifically, Aviation and Mr. Smith share a beneficial interest in one of the assets of the Trust, a Boeing 747 aircraft. Mr. Smith holds a one-third beneficial interest in the Boeing 747, while Aviation holds the remaining two-thirds beneficial interest. Airlines leases the Boeing 747 from the Trust.

        In each of the periods for the three months ended November 30, 2004 and November 30, 2003, Airlines incurred aircraft lease expense on the Boeing 747 in the amount of $1.5 million. Of these amounts in each three-month period, $0.5 million was attributable to Mr. Smith's one-third beneficial interest in the aircraft. In each of the periods for the nine months ended November 30, 2004 and November 30, 2003, aircraft rent expense incurred by the Airlines on the Boeing 747 was $4.4 million. Of these amounts in each nine-month period, $1.4 million was attributable to Mr. Smith's one-third beneficial interest in the aircraft.

Expiration of Aircraft Lease

        During the three months ended November 30, 2004, Airlines and Ventures Acquisition Company LLC negotiated a settlement in connection with the scheduled expiration of an aircraft lease agreement. For further information, see "Note 4 - Expiration of Aircraft Lease" above.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Notes Receivable from Affiliates and Notes Payable to Affiliates

        The Company also has a number of notes receivable from, and notes payable to, Mr. Smith, Ventures Holdings, Inc., and Ventures Acquisition Company LLC (entities that are controlled by Mr. Smith). The chart below summarizes the Company’s various notes receivable from, and notes payable to, Mr. Smith, Ventures Holdings, Inc., or Ventures Acquisition Company LLC at November 30, 2004 and February 29, 2004:

	(in thousands)

	November 30,	February 29,
	2004	2004

Notes receivable from Ventures Holdings, Inc.	$9,683	$10,672
(an entity controlled by Mr. Smith) due in annual installments of $1,134 thousand, beginning March 31, 2004, with an annual interest rate of 4%

Notes receivable from Ventures Acquisition Company LLC	1,117	1,233
(an entity controlled by Mr. Smith) due in annual installments of $146 thousand, beginning March 31, 2004, with an annual interest rate of 4%

Note receivable from Mr. Smith	4,616	5,095
due in ten annual installments of $802 thousand,
beginning March 31, 2004, with an annual interest rate of 4%

Notes receivable from Mr. Smith	-	602
due in annual installments to be equal to the earnings distributed on aircraft N471, with an annual interest rate of 8%

Note payable to Ventures Acquisition Company LLC	-	(739)
(an entity controlled by Mr. Smith) due in monthly installments of $108 thousand, with an annual interest rate of 6%

Net notes receivable from affiliates	$15,416	$16,863

        Notes Receivable from Affiliates— During the nine months ended November 30, 2004, the Company received $2.6 million of principal payments on notes receivable from affiliates. During the same time period, the principal balances of the Company's notes receivable from affiliates increased by $0.4 million of accrued interest receivable.

        Notes Payable to Affiliates— During the nine months ended November 30, 2004, the Company made $0.7 million of principal payments on notes payable to affiliates.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Bonus Compensation Paid to Mr. Smith

        On March 26, 2004, the board of directors granted a $2.9 million bonus to Mr. Smith, in accordance with the terms of Mr. Smith’s employment agreement with the Company. Payment of the bonus was recorded by the Company as a part of selling, general, and administrative expenses.

    Mr. Smith utilized $2.1 million of the bonus to pay to the Company $1.4 million of principal and $0.7 million of accrued interest on obligations owed to the Company by Mr. Smith or other entities affiliated with Mr. Smith.

NOTE 9 — EMPLOYEE BENEFIT PLAN

        Effective March 1, 2002, the Company established the Evergreen Savings and Retirement Plan (the “Plan”). The Plan is a defined contribution plan covering all full-time employees of the Company who have been credited with one year of service, are age 21 or older, are not covered by a collective bargaining agreement, and are not a temporary employee. Under the Plan, the Company matches 50% of the first 8% of base compensation that a participant contributes to the Plan.

        The Company also makes an annual basic contribution in an amount equal to 4% of the annual compensation of each participant who has completed the minimum required hours of service during the Plan year, net of plan forfeitures (the “4% Contribution”). In November 2004, the Company made a 4% Contribution in the amount of $2.7 million.

NOTE 10 — CONTINGENCIES

        The Company is currently involved in a number of legal proceedings, as disclosed in the Company’s Annual Report on Form 10-K/A and as discussed below. As of the date of this report, there have been no material developments in these proceedings. While the results of these proceedings cannot be predicted with certainty, the Company believes, based on its examination of the subject matter of the proceedings, experience with similar proceedings, and discussion with legal counsel regarding possible outcomes, that the final outcome of such proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. As material developments related to pending litigation occur, the Company will reassess the Company’s potential liability and revise any estimates accordingly.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Banc of America

        The Company is a defendant in Banc of America Securities LLC v. Evergreen International Aviation, Inc. et al., which was filed on May 22, 2003 in the Superior Court of the County of Meeklenburg for the State of North Carolina. Banc of America has alleged claims for breach of contract and quantum meruit, arising out of agreements in which Banc of America agreed to act as the Company’s financial agent in exchange for the payment of certain fees. The plaintiff has not yet specified an amount for damages. The Company filed a motion to dismiss for lack of jurisdiction, but on November 10, 2003, the court denied the motion. Subsequently, the Company filed an appeal on the denial of the motion to dismiss. On September 22, 2004, the parties held oral argument on the appeal before the North Carolina Court of Appeals. A ruling on the appeal is anticipated on or before January 17, 2005.

Asiana Airlines

        On January 28, 2000, the Company and Asiana Airlines (“Asiana”) entered into a contract whereby the Company agreed to provide air freight services to Asiana in exchange for minimum payments to be made by Asiana throughout the term of the contract. The minimum payments were based on guaranteed block hour utilization and the contract was to continue through February 28, 2003. On August 28, 2001, Asiana notified the Company that Asiana would not make any further payments under the contract.

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

Rural Service Improvement Act of 2002

        On August 19, 2002, the Company instituted proceedings against the United States of America in the United States District Court for the District of Alaska for a declaration that the Rural Service Improvement Act of 2002 (the “Rural Service Act”) is unconstitutional. The Rural Service Act disqualifies the Company from receiving equitable tender of Alaska non-priority bypass mail unless the Company meets certain passenger carriage requirements that are economically impractical. The Company subsequently consolidated its claims with a prior lawsuit that had been filed by Alaska Central Express, Inc., which asserted similar claims.

        The U.S. government filed a motion for summary judgment. On September 29, 2003, the federal district court granted the U.S. government’s motion and dismissed the claim with prejudice. The Company has appealed the federal district court’s decision to the Ninth Circuit Court of Appeals. The Company filed its opening brief on February 13, 2004, and the U.S. government’s response brief was filed on April 30, 2004. Oral argument on the appeal has not yet been scheduled.

EVERGREEN HOLDINGS, INC.
CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Tridair Repair and Manufacturing

        On February 11, 2003, Tridair Repair and Manufacturing, Inc. (“Tridair”) filed a complaint against the Company in the United States District Court for the Central District of California (the “California Court”) alleging fraud and breach of contract. The allegations relate to an aircraft salvage contract under which the Company agreed to perform aircraft salvage services for Tridair in return for payments to be made by Tridair to the Company. Tridair subsequently transferred its litigation rights to Diversified Aero Asset Management, Inc. (“Diversified”), which had previously filed a complaint against the Air Center for similar claims. Diversified amended its complaint in order to seek $10.6 million in damages for fraud and breach of contract.

        On April 2, 2003, the Company filed a motion to dismiss for lack of jurisdiction, or in the alternative, to transfer the case to the federal district court in Arizona. As a result, the matter in the California Court was dismissed and the matter was transferred to the United States District of Arizona. On August 30, 2004, the Company filed a motion for summary judgment, and a hearing on the motion was held on October 4, 2004. On October 20, 2004 the Court entered an order dismissing Diversified's punitive damages claim, but denying all other aspects of the Company's motion for summary judgment.

        Jury trial was originally scheduled for November 30, 2004. However, the trial was subsequently continued until February 1, 2005 by stipulation between the parties.

Pinal County, State of Arizona

        The Company currently leases real property from Pinal County, State of Arizona (“Pinal County”) for the Air Center’s facilities in Marana, Arizona. On July 22, 2003, Pinal County notified the Company that Pinal County would attempt to terminate the lease. Pinal County has alleged that, pursuant to the lease agreement, Air Center was required to perform certain maintenance on the leased property, and that the Air Center had not performed such maintenance.

        The Company subsequently filed an action in the United States District Court for the District of Arizona requesting a declaratory judgment in the Company's favor. Specifically, the Company requested a declaration that the Company was not in breach of the lease agreement and that Pinal County was not entitled to terminate the lease agreement. In addition, the Company also requested that the court enjoin Pinal County from i) terminating the lease agreement and ii) taking any action to evict the Company. Due to ongoing negotiations between the Company, Pinal County and the Federal Aviation Administration, the summons and complaint for the declaratory action were never served on Pinal County. Subsequently, the Company instructed local counsel to file a motion dismissing the case and, as of November 4, 2004, the case has been dismissed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note that certain statements in this Quarterly Report on Form 10-Q and elsewhere are forward-looking and provide other than historical information. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Because such forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise, and may not be realized, the statements contained in this Quarterly Report on Form 10-Q or elsewhere should not be relied upon as predictions of future events.

        Our Annual Report on Form 10-K/A for the fiscal year ended February 29, 2004, which was filed with the SEC on September 30, 2004, identifies important risks that could cause actual results to differ materially from assertions made by us in forward-looking statements. Such risks include, but are not limited to, our future compliance with the terms of our debt agreements, general conditions in the aviation industry, our ability to adequately maintain the economic viability of our fleet, the effect of government laws and regulations, the risks related to our operations in dangerous locations, and fluctuations in the cost of fuel. These are only some of the risks that may affect the forward-looking statements contained in this Quarterly Report on Form 10-Q. For further information regarding risks and uncertainties associated with our business, please see the Company’s other reports and filings with the SEC, including, but not limited to, our Annual Report on Form 10-K/A for the year ended February 29, 2004.

        Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We assume no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

        Evergreen Holdings, Inc. (“Holdings”) is the parent company of Evergreen International Aviation, Inc. (“Evergreen” or “Aviation”) and its subsidiaries. Evergreen is a leading provider of worldwide air freight transportation, ground handling and logistics services, helicopter services, small aircraft sales and leasing, aircraft parts sales, and aircraft maintenance and repair services. Evergreen provides services to a broad base of customers, including the United States Air Force Air Mobility Command (“AMC”), the United States Postal Service (“U.S. Postal Service”), freight forwarders, domestic and foreign airlines, industrial manufacturers, and other government agencies. For the military fiscal year beginning October 1, 2005, Evergreen is the largest commercial provider of Boeing 747 wide-body air cargo services to the U.S. military based on entitlement.

        The Company conducts business through its six major business segments through its wholly-owned subsidiaries:

  Evergreen International Airlines, Inc. ("Airlines");
  Evergreen Aviation Ground Logistics Enterprises, Inc. ("EAGLE");
  Evergreen Helicopters, Inc. ("Helicopters");
  Evergreen Air Center, Inc. ("Air Center");
  Evergreen Aircraft Sales & Leasing Co. (“EASL”); and
  Evergreen Agricultural Enterprises, Inc. (“Agriculture”).

        As used herein, the terms “ Company,” “we,” “us,” and similar terms collectively refer to Evergreen International Aviation, Inc. and its consolidated subsidiaries.

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

CONSOLIDATED RESULTS OF OPERATIONS
Results of Operations for the Three Months Ended November 30, 2004 and November 30, 2003

        The following table sets forth the results of operations with respect to our consolidated reportable segments for the three months ended November 30, 2004 and November 30, 2003:

RESULTS OF OPERATIONS
Unaudited
(in thousands)

	For the Three Months		2004 v. 2003
	ended November 30,		Increase (decrease)

	2004	2003	Increase	%

Operating revenue:
Flight revenue	$112,446	$97,542	$14,904	15.3%
Sales of aircraft, parts, and other assets	1,853	3,351	(1,498)	(44.7)
Ground logistics services revenue	27,061	24,213	2,848	11.8
Support services and other revenue	13,246	9,055	4,191	46.3

Total operating revenue	154,606	134,161	20,445

Operating expenses:
Flight costs	19,766	18,617	1,149	6.2
Fuel	35,647	25,099	10,548	42.0
Maintenance	19,322	18,490	832	4.5
Aircraft and equipment	12,657	12,855	(198)	(1.5)
Cost of sales of aircraft, parts, and other
property and equipment	993	1,434	(441)	(30.8)
Cost of ground logistics services	24,465	22,454	2,011	9.0
Cost of support services and other	16,122	10,203	5,919	58.0
Selling, general, and administrative expense	15,409	14,960	449	3.0

Total operating expenses	144,381	124,112	20,269

Income from operations	10,225	10,049	176

Other (expense) income
Interest expense	(9,086)	(8,796)	(290)	(3.3)
Other non-operating income, net	21	(63)	84	133.3

Income before minority interest and income taxes	1,160	1,190	(30)

Minority interest	(325)	(284)	(41)	(14.4)

Income before income taxes	835	906	(71)

Income tax expense	(737)	(453)	(284)	(62.7)%

Net income	$98	$453	$(355)

Operating Revenue

        Total operating revenue for the three months ended November 30, 2004 was $154.6 million, which was a $20.4 million, or 15.2%, increase from total operating revenues of $134.2 million for the same period in 2003.

        Flight Revenue — Flight revenue from the operations of Airlines and Helicopters accounted for $112.4 million, or approximately 70.4%, of our total operating revenue for the three months ended November 30, 2004. Compared to the same three-month period in 2003, we experienced a $14.9 million increase in our flight revenue.

• Airlines — During the three-month period ended November 30, 2004, Airlines earned $104.1 million of flight revenue, as compared to $89.7 million during the three months ended November 30, 2003. As a result, flight revenue earned by Airlines during the three months ended November 30, 2004 increased $14.4 million from the same three-month period in 2003. The increase in Airlines’ flight revenue was primarily attributable to i) greater utilization of our Boeing 747 fleet for commercial air cargo flights out of Asia and ii) increases in contract prices due to pass-throughs of fuel price escalations.

AMC Contracts — Flight revenue earned under AMC contracts decreased $7.5 million for the three months ended November 30, 2004, as compared to the same three-month period in 2003. A shift in utilization of our Boeing 747 fleet capacity from AMC contracts to commercial air cargo flights out of Asia accounted for a $15.2 million decline in revenue from AMC contracts. However, we recognized a $7.7 million increase in flight revenue as a result of the better utilization and positioning of our aircraft on one-way flights.

Commercial Contracts — During the three-month period ended November 30, 2004, flight revenue from our commercial customers increased by $21.9 million as compared to the same three-month period in 2003. Revenue earned from our Boeing 747 commercial flights increased $24.0 million, while revenue earned from our DC-9 commercial flights decreased by $2.1 million.

Boeing 747 Fleet Commercial Contract Revenue — Increased utilization of our Boeing 747 fleet for commercial air cargo flights out of Asia resulted in a $24.0 million increase in flight revenues.

DC-9 Fleet Commercial Contract Revenue — The completion of a U.S. Postal Service contract and the completion of the DHL air freight services contract (see "Aircraft and Equipment Expense - Airlines" below) resulted in a $2.1 million decrease in revenue from our DC-9 commercial flights.

        The following table compares the number of block hours flown by our aircraft during the three months ended November 30, 2004 to the number of block hours flown during the same three-month period in 2003.

Block Hour Comparison
For the Three Months Ended November 30, 2004 and November 30, 2003

			Increase
	November 30,	November 30,	(decrease)
	2004	2003	from 2003

Boeing 747 Hours
AMC contracts	5,394	6,698	(1,304)
Other All-In contracts	2,056	536	1,520

Total Boeing 747 hours	7,450	7,234	216

DC-9 Block Hours
All-In contracts	-	93	(93)
ACMI contracts	-	843	(843)

Total DC-9 hours	-	936	(936)

Total block hours	7,450	8,170	(720)

• Helicopters — During the three months ended November 30, 2004, Helicopters earned $8.3 million of flight revenue, as compared to $7.8 million for the same three-month period in 2003, resulting in a $0.5 million increase in revenues. Flight revenue from heavy lift and fire suppression contracts decreased by $1.7 million. However, revenue from charters increased by $2.1 million and revenue from our Texas-based flight operations increased by $0.1 million.

        Sales of Aircraft, Parts, and Other Assets — Revenue from sales of aircraft, parts, and other assets was $1.9 million for the three months ended November 30, 2004, as compared to $3.4 million for the three months ended November 30, 2003, resulting in a $1.5 million decrease in revenue. The decrease in revenue was primarily attributable to a decline in sales of aircraft parts and other assets due to decreased demand.

        During the three months ended November 30, 2004, EASL sold two Bell 214ST helicopters to a third party for $5.0 million. EASL's cost for the helicopters was also $5.0 million, thus EASL did not recognized any profit from the sale. Furthermore, because the third party immediately leased the helicopters back to Helicopters, both the $5.0 million sale and the $5.0 million cost of sales were eliminated through the Company's consolidation process for financial reporting purposes.

        Ground Logistics Services Revenue — EAGLE earned $27.1 million of revenue from ground logistics services during the three months ended November 30, 2004, as compared to $24.2 million for the three months ended November 30, 2003, resulting in a $2.9 million increase in revenue

        We expanded the volume of ground logistics services to British Airways, which resulted in a $1.6 million increase in revenue. We also increased the volume of ground logistics services provided to our other domestic and foreign commercial customers, resulting in a $1.3 million increase in revenue.

        Support Services and Other Revenue — Support services and other revenue was $13.2 million for the three months ended November 30, 2004, as compared $9.1 million for the three months ended November 30, 2003, resulting in a $4.1 million increase in revenue. Of the $4.1 million increase, $3.6 million is attributable to an increase in the level of aircraft maintenance services provided by the Air Center to third parties. An additional increase of approximately $1.3 million is attributable to an increased volume of fuel sales and other aircraft support services provided to third parties.

        The increases in aircraft support services revenue were partially offset by a $0.8 million decrease in Agriculture revenue. The decrease in Agriculture revenue was partially attributable to a decrease in revenue from sales of hazelnuts during the three months ended November 30, 2004 as compared to the three months ended November 30, 2003. During the prior fiscal year, Agriculture purchased and then resold the hazelnut crop of Greenpatch Farms, an entity which is wholly owned by Mr. Smith, the controlling shareholder of the Company. This resale of the Greenpatch Farms hazelnut crop generated sales revenue for Agriculture during the three months ended November 30, 2003. However, during the current fiscal year, Agriculture did not purchase the hazelnut crop, but instead merely served as the broker for the sale of the crop by Greenpatch Farms. Thus, Agriculture did not record revenue for sales of the Greenpatch Farms hazelnut crop during the three months ended November 30, 2004.

        The decrease in Agriculture's revenue was also partially attributable to decreased sales of processed agricultural products due to a change in marketing strategy.

Operating Expenses

        Total operating expenses for the three months ended November 30, 2004 were $144.4 million, which was a $20.3 million, or 16.4%, increase from $124.1 million for the same three-month period in 2003.

        Flight Costs — Flight costs were $19.7 million for the three months ended November 30, 2004, as compared to $18.6 million for the three months ended November 30, 2003, resulting in an increase of $1.1 million.

• Airlines —A $0.1 million increase in flight costs for Airlines was primarily driven by the increased travel costs that resulted from an increase in the number of commercial air cargo flights flown by us from Asia, as partially offset by reductions in both European overflys and a decrease in flight costs due to the completion of the DHL air freight services contract.

The increase in the number of our commercial air cargo flights from Asia resulted in a corresponding $0.9 million increase in travel and payroll expenses for flight crews. However, a decrease in the number of flights that we flew to and through Europe reduced our flight costs by $0.4 million. In addition, we recognized a $0.4 million reduction in flight costs due to the completion of the DHL air freight services contract. See also "Aircraft and Equipment Expense - Airlines" below.

        Fuel Expense — Fuel expense was $35.6 million for the three months ended November 30, 2004, as compared to $25.1 million for the three months ended November 30, 2003, resulting in a $10.5 million increase in fuel expense.

• Airlines — Fuel expense for Airlines increased by $10.7 million. Industry-wide rising prices for aviation fuel accounted for $9.8 million of the increase in fuel expense. In addition, fuel consumption increased by $0.9 million due to an increase in the number of block hours flown by Airlines' Boeing 747 aircraft.

• Helicopters — Helicopters experienced a $0.2 million decrease for helicopter fuel costs. The decrease in fuel costs was primarily attributable to a decrease in the volume of helicopter fuel sold by us to third parties, as partially off-set by industry-wide increases in aviation fuel prices.

        Maintenance Expense — Our expense for aircraft maintenance was $19.3 million for the three months ended November 30, 2004, as compared to $18.5 million for the three months ended November 30, 2003, resulting in an increase of $0.8 million.

• Airlines — Maintenance expense for aircraft increased by $1.7 million, primarily as a result of $2.5 million of maintenance expense incurred in connection with the scheduled expiration of a lease for a DC-9 aircraft. For further information on the leased DC-9 aircraft and the scheduled expiration of the aircraft lease, see "Note 4 - Expiration of Aircraft Lease" in Part I, Item I of this Quarterly Report.

Partially offsetting the $2.5 million increase, amortization expense for capitalized engine overhaul costs declined $0.5 million and amortization expense for capitalized airframe maintenance costs decreased by $0.3 million as we continue to use more leased engines.

• Helicopters —The $0.9 million increase for helicopter maintenance expense is primarily attributable to additional start-up and configuration costs that were incurred in order to prepare our fleet for current year contracts.

         Aircraft and Equipment Expense — Aircraft and equipment expense was $12.7 million for the three months ended November 30, 2004, as compared to $12.9 million for the three months ended November 30, 2003, resulting in a decrease of $0.2 million of expense.

• Airlines — Aircraft and equipment expense for Airlines decreased by $0.7 million for the three months ended November 30, 2004, as compared to the three months ended November 30, 2003.

Airlines was able to reduce its aircraft costs by $1.4 million as a result of i) a $0.9 million reduction in engine rental expense due to lower lease rates, ii) a $0.2 million reduction in aircraft insurance costs, and iii) a $0.3 reduction in depreciation of DC-9 aircraft components.

However, during the three months ended November 30, 2004, Airlines' aircraft and equipment expense increased by $0.7 million due to the impairment expense of a DC-9 aircraft that had been utilized in the DHL air freight services contract. For further information on the impairment expense, see "Note 3 - Impairment of Assets " in Part I, Item 1 of this Quarterly Report.

• Helicopters — Aircraft and equipment expense for Helicopters during the three months ended November 30, 2004 was $2.9 million, as compared to $2.4 million for the three months ended November 30, 2003, resulting in an increase of $0.5 million. The $0.5 million increase is primarily attributable to increased aircraft rental and insurance costs due to an increase in the number of our leased helicopters.

        Cost of Sales of Aircraft, Parts, and Other Property — Cost of sales of aircraft, parts, and other property and equipment was $1.0 million for the three months ended November 30, 2004, as compared to $1.4 million for the three months ended November 30, 2003, resulting in a $0.4 million decrease in cost of sales. The $0.4 million decrease in cost of sales was primarily driven by lower inventory costs on sales of aircraft parts.

        During the three months ended November 30, 2004, EASL sold two Bell 214ST helicopters to a third party for $5.0 million. EASL's cost for the helicopters was also $5.0 million, thus EASL did not recognized any profit from the sale. Furthermore, because the third party immediately leased the helicopters back to Helicopters, both the $5.0 million sale and the $5.0 million cost of sales were eliminated through the Company's consolidation process for financial reporting purposes.

        Cost of Ground Logistics Services — Cost of ground logistics services was $24.5 million for the three months ended November 30, 2004, as compared to $22.5 million for the three months ended November 30, 2003, resulting in a $2.0 million increase in expense.

         Labor expenses increased by $1.9 million primarily as a result of the expansion of ground logistics services provided by us to British Airways. Expenses for equipment and supplies also increased by $1.5 million due to expansion of services for British Airways and other new and existing customers.

         During the three months ended November 30, 2004, EAGLE began recording its allocated share of corporate expenses from Holdings as part of EAGLE's selling, general and administrative expenses. Previously, the allocation of corporate expenses had been recorded as part of cost of ground logistics services. This reclassification of allocated corporate expenses from cost of ground logistics services to selling, general and administrative services resulted in a $1.4 decrease in the cost of ground logistics services during the three months ended November 30, 2004 as compared to the same three month period in 2003.

        Other Support Costs — Other support costs were approximately $16.2 million for the three months ended November 30, 2004, as compared to $10.2 million for the same three-month period in 2003, resulting in an increase of $6.0 million in support costs. Of the increase, $3.7 million was attributable to an increase in support costs at the Air Center, $2.4 million was attributable to increased landing fees and ground handling expenses for Airlines, and $0.6 million was attributable to a reclassification by EASL of certain selling, general and administrative expenses as other support costs.

        The increases in other support costs were partially offset by a $0.7 million decrease in Agriculture's cost of goods sold. The decrease in Agriculture's cost of goods sold was partially attributable to a decrease in sales of hazelnuts during the three months ended November 30, 2004 as compared to the three months ended November 30, 2003. During the prior fiscal year, Agriculture purchased and then re-sold the hazelnut crop of Greenpatch Farms, an entity which is wholly owned by Mr. Smith, the controlling shareholder of the Company. This resale of the Greenpatch Farms hazelnut crop generated cost of goods sold for Agriculture during the three months ended November 30, 2003. However, during the current fiscal year, Agriculture did not purchase the hazelnut crop, but instead merely served as the broker for the sale of the crop by Greenpatch Farms. Thus, because Agriculture did not purchase and resell the Greenpatch Farms hazelnut crop during the current fiscal year, Agriculture did not record any corresponding cost of goods sold.

        The decrease in Agriculture's revenue was also partially attributable to decreased sales of processed agricultural products due to a change in marketing strategy.

        Selling, General, and Administrative — Total selling, general, and administrative expense for the three months ended November 30, 2004 was $15.4 million, as compared to $15.0 million for the three months ended November 30, 2003, resulting in a $0.4 million increase in expense.

        Of the increase, $1.4 million was attributable to a reclassification by EAGLE of allocated corporate expenses from cost of ground logistics services to selling, general and administrative services (see "Cost of Ground Logistics Services" above). The increase that is attributable to the EAGLE reclassification was partially offset by i) a $0.6 million reclassification by EASL of certain selling, general and administrative expenses as other support costs and ii) a $0.4 million reduction of payroll expenses, professional fees, and travel expenses.

Interest Expense

        Interest expense for the three months ended November 30, 2004 was $9.1 million, as compared to interest expense of $8.8 million for the three months ended November 30, 2003. The $0.3 million increase in interest expense is primarily attributable to higher debt balances and increases in interest rates being charged by the Company’s lenders.

Income Tax Expense

         Our income tax expense for the three months ended November 30, 2004 was $0.7 million, as compared to an income tax expense of $0.5 million for the three months ended November 30, 2003. The increase in income tax expense was due primarily to a change in the Company's effective tax rate for the three months ended November 30, 2004, as compared to the same period in 2003. The effective tax rate, on an annualized basis for the three months ended November 30, 2004 and November 30, 2003 was 78.8% and 50.0%, respectively. The change in the effective tax rate is primarily due to the effect of permanent differences in proportion to the applicable taxable income for the periods presented.

Results of Operations for the Nine Months Ended November 30, 2004 and November 30, 2003

        The following table sets forth the results of operations with respect to our consolidated reportable segments for the nine months ended November 30, 2004 and November 30, 2003:

RESULTS OF OPERATIONS
Unaudited
(in thousands)

	For the Nine Months		2004 v. 2003
	ended November 30,		Increase (decrease)

	2004	2003	Increase	%

Operating revenue:
Flight revenue	$302,183	$304,430	$(2,247)	(0.7)%
Sales of aircraft, parts, and other assets	9,189	11,390	(2,201)	(19.3)
Ground logistics services revenue	81,558	74,450	7,108	9.5
Support services and other revenue	33,477	29,032	4,445	15.3

Total operating revenue	426,407	419,302	7,105

Operating expenses:
Flight costs	55,749	58,556	(2,807)	(4.8)
Fuel	89,998	76,283	13,715	18.0
Maintenance	55,252	52,238	3,014	5.8
Aircraft and equipment	36,986	37,810	(824)	(2.2)
Cost of sales of aircraft, parts, and other	5,127	8,290	(3,163)	(38.2)
property and equipment
Cost of ground logistics services	72,250	66,660	5,590	8.4
Cost of support services and other	37,454	28,746	8,708	30.3
Selling, general, and administrative expense	47,510	52,980	(5,470)	(10.3)

Total operating expenses	400,326	381,563	18,763

Income from operations	26,081	37,739	(11,658)

Other (expense) income
Interest expense	(26,832)	(27,268)	436	1.6
Other non-operating (expense) income, net	(3,450)	4,258	(7,708)	(181.0)

(Loss) income before minority interest and income taxes	(4,201)	14,729	(18,930)

Minority interest	(948)	(780)	(168)	(21.5)

(Loss) income before income taxes	(5,149)	13,949	(19,098)

Income tax benefit (expense)	973	(5,597)	6,570	117.4%

Net (loss) income	$(4,176)	$8,352	$(12,528)

Operating Revenue

        Total operating revenue for the nine months ended November 30, 2004 was $426.4 million, which was a $7.1 million, or 1.7%, increase from total operating revenues of $419.3 million for the same period in 2003.

        Flight Revenue — Flight revenue from the operations of Airlines and Helicopters accounted for $302.2 million, or approximately 70.1%, of our total operating revenue for the nine months ended November 30, 2004. Compared to the same nine-month period in 2003, we experienced a $2.2 million decrease in our flight revenue.

• Airlines — During the nine-month period ended November 30, 2004, Airlines earned $271.8 million of flight revenue, as compared to $274.1 million during the nine months ended November 30, 2003, resulting in a decrease of $2.3 million decrease.

AMC Contracts — Flight revenue earned under AMC contracts decreased $34.7 million for the nine months ended November 30, 2004 as compared to the same nine-month period in 2003.

A decision by the U.S. Air Force Air Mobility Command to shift away from the use of commercial aircraft in favor of using organic military transport aircraft for movements of cargo directly into Iraq accounted for $12.3 million of the decline in revenue from our AMC contracts. A reduction in aircraft availability due to periodic maintenance and enhancement modifications accounted for an additional $19.4 million reduction in revenue. Also, a shift in the utilization of our Boeing 747 fleet capacity from AMC contracts to commercial air cargo flights out of Asia accounted for a $15.2 million decline in revenue from AMC contracts. In addition, $0.2 million of the decrease in flight revenue was due to a reduction in negotiated rates on AMC contracts.

Partially offsetting these decreases, we recognized a $12.4 million increase in flight revenue due to i) better utilization and positioning of our aircraft on one-way flights and ii) increases in contract prices due to pass-throughs of fuel price escalations.

Commercial Contracts — During the nine-month period ended November 30, 2004, flight revenue from our commercial customers increased by $32.4 million as compared to the same nine-month period in 2003. Revenue earned from our Boeing 747 commercial flights increased $38.8 million, while revenue earned from our DC-9 commercial flights decreased by $6.4 million.

Boeing 747 Fleet Commercial Contract Revenue — Increased utilization of our Boeing 747 fleet for commercial flights out of Asia resulted in an $42.4 million increase in flight revenue. However, the completion of a Finnair contract prior to the beginning of the current fiscal year resulted in a $3.6 million decrease in revenue during the nine months ended November 30, 2004 as compared to the same nine-month period in 2003.

DC-9 Fleet Commercial Contract Revenue — The completion of a U.S. Postal Service contract and the completion of the DHL contract (see "Aircraft and Equipment Expense - Airlines" below) resulted in a $6.4 million decrease in revenue from our DC-9 commercial flights.

        The following table compares the number of block hours flown by our aircraft during the nine months ended November 30, 2004 to the number of block hours flown during the same nine-month period in 2003.

Block Hour Comparison
For the Nine Months Ended November 30, 2004 and November 30, 2003

			Increase
	November 30,	November 30,	(decrease)
	2004	2003	from 2003

Boeing 747 Hours
AMC contracts	17,005	21,019	(4,014)
Other All-In contracts	4,037	1,475	2,562

Total Boeing 747 hours for All-In contracts	21,042	22,494	(1,452)

ACMI contracts	146	9	137

Total Boeing 747 hours	21,188	22,503	(1,315)

DC-9 Block Hours
All-In contracts	-	1,150	(1,150)
ACMI contracts	1,512	2,516	(1,004)

Total DC-9 hours	1,512	3,666	(2,154)

Total block hours	22,700	26,169	(3,469)

• Helicopters — During the nine months ended November 30, 2004, Helicopters earned $30.4 million of flight revenue, as compared to $30.3 million for the same nine-month period in 2003, resulting in a $0.1 million increase in revenue.

Flight revenue from charters increased by $1.5 million and revenue from medical evacuation contracts increased by $0.1 million. However, revenue from heavy lift and fire suppression contracts decreased by $0.8 million and revenue from our Texas-based flight operations decreased by $0.1 million. In addition, the completion of the NASA shuttle disaster recovery contract prior to the beginning of the current fiscal year resulted in a $0.6 million decrease of revenue.

        Sales of Aircraft, Parts, and Other Assets — Revenue from sales of aircraft, parts, and other assets was $9.2 million for the nine months ended November 30, 2004 as compared to $11.4 million for the nine months ended November 30, 2003, resulting in a $2.2 million decrease in revenue. During the nine months ended November 30, 2004, EASL sold a Lear 35 jet to Ventures Acquisition Company LLC, an affiliate of the Company, for $2.7 million. Comparing the sale of the Lear 35 jet during the nine months ended November 30, 2004 to the sale of a Gulfstream II aircraft for $3.5 million during the same nine-month period in 2003, we recognized a $1.2 million increase in revenue from sales of aircraft. However, the increase in revenue attributable to aircraft sales was offset by a $3.4 million decrease in revenue due to decreased demand for aircraft part and other assets.

        During the nine months ended November 30, 2004, EASL sold two Bell 214ST helicopters to a third party for $5.0 million. EASL's cost for the helicopters was also $5.0 million, thus EASL did not recognized any profit from the sale. Furthermore, because the third party immediately leased the helicopters back to Helicopters, both the $5.0 million sale and the $5.0 million cost of sales were eliminated through the Company's consolidation process for financial reporting purposes.

        Ground Logistics Services Revenue — EAGLE earned $81.6 million of revenue from ground logistics services during the nine months ended November 30, 2004, as compared $74.5 million during the nine months ended November 30, 2003, resulting in a $7.1 million increase in revenue.

         We expanded the volume of ground logistics services provided to British Airways, which resulted in a $1.6 million increase in revenue. We also increased the volume of ground logistics services provided to our other domestic and foreign commercial customers, resulting in a $1.4 million increase in revenue.

         In addition, we recognized a $4.0 million increase in revenues from our U.S. Postal Service contract. Of the increase, $1.4 million is attributable to an increase in the volume of ground handling services provided by us under the U.S. Postal Services contract. The remaining $2.6 million increase is attributable to an increase in the applicable labor rates for our SNET contracts with the U.S. Postal Service. The increase in labor rates was retroactive, effective as of August 27, 2003. As a result, during the nine months ended November 30, 2004, we recorded an accrual of contract revenue in the amount of $2.6 million and an accrual of payroll expenses in the amount of $2.6 million (see "Operating Expenses - Cost of Ground Logistics Services" below).

        Support Services and Other Revenue — Support services and other revenue was $33.4 million for the nine months ended November 30, 2004, as compared $29.0 million for the nine months ended November 30, 2003, resulting in a $4.4 million increase in revenue. Of the $4.4 million increase, $2.9 million is attributable to an increase in the level of aircraft maintenance services provided by the Air Center to third parties. An additional increase of approximately $2.6 million is attributable to an increased volume of other aircraft support services provided to third parties.

         The increases in aircraft support services revenue were partially offset by a $1.1 million decrease in Agriculture revenue. The decrease in Agriculture revenue was primarily attributable to a decrease in revenue from sales of hazelnuts during the nine months ended November 30, 2004 as compared to the nine months ended November 30, 2003. During the prior fiscal year, Agriculture purchased and then re-sold the hazelnut crop of Greenpatch Farms, an entity which is wholly owned by Mr. Smith, the controlling shareholder of the Company. This resale of the Greenpatch Farms hazelnut crop generated sales revenue for Agriculture during the nine months ended November 30, 2003. However, during the current fiscal year, Agriculture did not purchase the hazelnut crop, but instead merely served as the broker for the sale of the crop by Greenpatch Farms. Thus, Agriculture did not record revenue for sales of the Greenpatch Farms hazelnut crop during the nine months ended November 30, 2004.

         The decrease in Agriculture's revenue was also partially attributable to i) a decrease in grass seed sales due to a lower crop yield and ii) decreased sales of processed agricultural products due to a change in marketing strategy.

Operating Expenses

        Total operating expenses for the nine months ended November 30, 2004 were $400.3 million, which was a $18.7 million, or 4.9%, increase from $381.6 million for the same nine-month period in 2003.

        Flight Costs — Flight costs were $55.7 million for the nine months ended November 30, 2004, as compared to $58.6 million for the nine months ended November 30, 2003, resulting in a decrease of $2.9 million.

• Airlines — A $3.8 million reduction in flight costs for Airlines was driven by reductions in European overflys, reduced AMC commissions, lower payroll costs, and reduced travel costs. Reductions in our crew staffing levels due to reductions in the number of flights and block hours flown by our aircraft resulted in a $1.2 million reduction in payroll costs and travel expenses. A decrease in the number of flights that we flew to and through Europe reduced our flight costs by $1.8 million, and a reduction of flights under the AMC contract resulted in a $0.1 million reduction in AMC commissions expense. In addition, we recognized a $0.7 million reduction in flight costs due to the completion of a DHL air freight services contract. See also "Aircraft and Equipment Expense - Airlines" below.

• Helicopters — Additional flight crew costs and travel expenses associated with the increase in the number of contracts for helicopter charters resulted in a $0.9 million increase in flight costs for the nine months ended November 30, 2004, as compared to the same nine-month period in 2003.

        Fuel Expense — Fuel expense was $90.0 million for the nine months ended November 30, 2004, as compared to $76.3 million for the nine months ended November 30, 2003, resulting in a $13.7 million increase in fuel expense.

• Airlines — Airlines' fuel expense increased by $12.7 million. Rising prices for aviation fuel accounted for a $17.4 million increase in fuel expense. The pegged contract fuel rate on our AMC contracts increased from approximately $0.95 per gallon to approximately $1.00 per gallon. However, an increase in our commercial flight activity, where aviation fuel prices are considerably higher, substantially drove the increase in Airlines' fuel expense. This increase in fuel expense was partially offset by a $4.7 million reduction in fuel consumption due to a reduction in the number of block hours flown by Airlines' aircraft.

• Helicopters — Helicopters experienced a $1.0 million increase for helicopter fuel costs. The increase in fuel costs was primarily attributable to i) industry-wide increases in aviation fuel prices and (ii) an increase in the volume of helicopter fuel sold by us to third parties.

        Maintenance Expense — Expense for aircraft maintenance was $55.2 million for the nine months ended November 30, 2004, as compared to $52.2 million for the nine months ended November 30, 2003, resulting in an increase of $3.0 million in expense.

• Airlines — Maintenance expense for Airlines' aircraft increased by $1.2 million. Our amortization expense for capitalized airframe maintenance costs increased by $3.6 million due to increased amortization of aircraft maintenance check costs. Maintenance expense also increased as a result of $2.5 million of maintenance expense incurred in connection with the scheduled expiration of a lease for a DC-9 aircraft. For further information on the leased DC-9 aircraft and the scheduled expiration of the aircraft lease, see "Note 4 - Expiration of Aircraft Lease" in Part I, Item I of this Quarterly Report.

Offsetting the increases in maintenance expense, amortization expense for capitalized engine overhaul costs declined $3.3 million due to our continued use of leased engines. In addition, our expense for purchases of aircraft component parts, aircraft repairs, and other expenses declined by approximately $1.6 million.

• Helicopters — An increase of $1.8 million for helicopter maintenance expense was attributable to i) $1.4 million of additional start-up and configuration costs that were incurred in order to prepare our fleet for current year contracts and ii) a $0.4 million increase in the amortization of previously capitalized overhaul costs.

        Aircraft and Equipment Expense — Aircraft and equipment expense was $37.0 million for the nine months ended November 30, 2004, as compared to $37.8 million for the nine months ended November 30, 2003, resulting in a decrease of $0.8 million of expense.

• Airlines — Aircraft and equipment expense for Airlines decreased by $1.6 million during the nine months ended November 30, 2004, as compared to the nine months ended November 30, 2003.

Airlines was able to reduce its aircraft costs by $2.9 million as a result of i) a $1.9 million reduction in engine rental expense due to lower lease rates, ii) a $0.5 million reduction in aircraft insurance costs, and iii) a $0.5 million reduction in the depreciation of DC-9 aircraft components. However, that $1.5 million reduction in aircraft costs was partially offset by $1.3 million of impairment charges to the net carrying value of two DC-9 aircraft. For further information on the impairment expense, see "Note 3 - Impairment of Assets " in Part I, Item 1 of this Quarterly Report.

• Helicopters — The $0.8 million increase in aircraft and equipment expense for Helicopters was primarily attributable to a $1.0 million increase in helicopter lease expenses, as partially offset by a $0.2 million decrease in depreciation expense.

        Cost of Sales of Aircraft, Parts, and Other Property — Cost of sales of aircraft, parts, and other property and equipment was $5.1 million for the nine months ended November 30, 2004, as compared to $8.3 million for the nine months ended November 30, 2003, resulting in a $3.2 million decrease in cost of sales. Of the $3.2 million decrease, $2.0 million is attributable to the difference between i) the $2.7 million cost of sales on a Lear 35 jet sold to Ventures Acquisition Company LLC during the nine months ended November 30, 2004 and ii) the $4.7 million cost of sales on the sale of a Gulfstream II aircraft sold during the same nine-month period in 2003. The remaining $1.1 million decrease in cost of sales was primarily driven by lower inventory costs on sales of aircraft parts and other assets.

        During the three months ended November 30, 2004, EASL sold two Bell 214ST helicopters to a third party for $5.0 million. EASL's cost for the helicopters was also $5.0 million, thus EASL did not recognized any profit from the sale. Furthermore, because the third party immediately leased the helicopters back to Helicopters, both the $5.0 million sale and the $5.0 million cost of sales were eliminated through the Company's consolidation process for financial reporting purposes.

        Cost of Ground Logistics Services — Cost of ground logistics services was $72.3 million for the nine months ended November 30, 2004, as compared to $66.7 million for the nine months ended November 30, 2003, resulting in a $5.6 million increase.

        Payroll expenses increased by $4.9 million as a result of i) an $1.9 million increase in labor expense due to the expansion of the ground logistics services provided by us to British Airways, ii) a $0.4 million charge for prior years' workmans compensation expense, and iii) a $2.6 million accrual of payroll expense. The accrual of payroll expense resulted from a notification from the U.S. Department of Labor regarding an increase in the applicable labor rates for our SNET contracts with the U.S. Postal Service. See "Operating Revenue - Ground Logistics Services Revenue" above. The increase in labor rates was retroactive, effective as of August 27, 2003.

        Expenses for equipment and supplies also increased by $2.1 million due to expansion of services for new customers.

        During the three months ended November 30, 2004, EAGLE began recording its allocated share of corporate expenses from Holdings as part of EAGLE's selling, general and administrative expenses. Previously, the allocation of corporate expenses had been recorded as part of cost of ground logistics services. This reclassification of allocated corporate expenses from cost of ground logistics services to selling, general and administrative services resulted in a $1.4 decrease in the cost of ground logistics services during the three months ended November 30, 2004 as compared to the same three month period in 2003.

        Other Support Costs — Other support costs were $37.5 million for the nine months ended November 30, 2004, as compared to $28.7 million for the same nine-month period in 2003, resulting in an increase of $8.8 million in support costs. Of the increase, $5.1 million was attributable to increased support costs at the Air Center, $4.2 million was attributable to increased landing fees and ground handling expenses for Airlines, approximately $0.6 million was attributable to a reclassification by EASL of certain selling, general and administrative expenses as other support costs, and approximately $0.7 million was attributable to increases in other support costs.

        The increases in other support costs were partially offset by a $1.8 million decrease in Agriculture's cost of goods sold. The decrease in Agriculture's cost of goods sold was partially attributable to a decrease in sales of hazelnuts during the nine months ended November 30, 2004 as compared to the nine months ended November 30, 2003. During the prior fiscal year, Agriculture purchased and then re-sold the hazelnut crop of Greenpatch Farms, an entity which is wholly owned by Mr. Smith, the controlling shareholder of the Company. This resale of the Greenpatch Farms hazelnut crop generated cost of goods sold for Agriculture during the nine months ended November 30, 2003. However, during the current fiscal year, Agriculture did not purchase the hazelnut crop, but instead merely served as the broker for the sale of the crop by Greenpatch Farms. Thus, because Agriculture did not purchase and resell the Greenpatch Farms hazelnut crop during the current fiscal year, Agriculture did not record any corresponding cost of goods sold.

        The decrease in Agriculture's cost of goods sold was also partially attributable to i) lower grass seed sales and ii) decreased sales of processed agricultural products due to a change in marketing strategy.

        Selling, General, and Administrative — Total selling, general, and administrative expense for the nine months ended November 30, 2004 was $47.5 million, as compared to $53.0 million for the nine months ended November 30, 2003, resulting in a $5.5 million decrease in expense.

        Of the decrease, $2.1 million was primarily attributable to the increased amount of professional fees and travel expenses that we incurred in May 2003 in conjunction with the restructuring of our long-term debt and issuance of the Indenture Notes. Approximately $0.6 million of the decrease is attributable to a reclassification by EASL of certain selling, general and administrative expenses as other support costs. Current year reductions in payroll costs, professional fees, and travel expenses accounted for another $2.2 million of the decrease in expense.

        In addition, $2.0 million of the decrease is attributable to an increase in the bad debt allowance for EAGLE during the nine months ended November 30, 2003. Based upon our analyses of the liquidity of EAGLE's accounts receivable, we have not recognized any similar increase in EAGLE's bad debt allowance for the nine months ended November 30, 2004.

        The decreases in selling, general and administrative expense were partially off-set by a $1.4 million increase attributable to a reclassification by EAGLE of allocated corporate expenses from cost of ground logistics services to selling, general and administrative services (see "Cost of Ground Logistics Services" above).

Interest Expense

         Interest expense for the nine months ended November 30, 2004 was $26.8 million, which was a $0.5 million decrease from $27.3 million for the same nine-month period in 2003. The $0.5 million reduction in interest expense was primarily attributable to interest charges that were incurred by us during the nine months ended November 30, 2003 in connection with the restructuring of our long-term debt and issuance of the Indenture Notes in May 2003, as partially offset by increased interest expense due to higher debt balances and increases in interest rates being charged by the Company's lenders.

Other Non-Operating Expense and Income

        During the nine months ended November 30, 2004, we incurred $3.5 million of non-operating expense that was primarily attributable to loan prepayment penalties and a write-off of unamortized loan acquisition costs. The write-off of unamortized loan acquisition costs occurred in May 2004 in conjunction with the full repayment and termination of our revolving line of credit with PNC Bank, N.A. (“PNC Bank”). In comparison, during the nine months ended November 30, 2003, we generated $4.3 million of non-operating income primarily as a result of a $4.1 million gain on insurance settlement proceeds, which was used to repair damaged aircraft.

Income Tax Expense

        Our income tax benefit for the nine months ended November 30, 2004 was $1.0 million, as compared to an income tax expense of $5.6 million for the nine months ended November 30, 2003. The decrease in income tax expense was due primarily to a pre-tax loss of $5.1 million for the nine months ended November 30, 2004, as compared to pre-tax income of $14.0 million for the same period in 2003. The effective tax rate, on an annualized basis for the nine months ended November 30, 2004 and November 30, 2003, was 18.9% and 40.1%, respectively. The change in the effective tax rate is primarily due to the effect of permanent differences in proportion to the applicable taxable income for the periods presented.

LIQUIDITY

         At November 30, 2004, we had cash and cash equivalents of $6.7 million, as compared to cash and cash equivalents of $4.1 million at February 29, 2004.

Cash Flows from Operating Activities

         We generated $11.7 million more cash from operating activities during the nine months ended November 30, 2004 than during the same nine-month period in 2003. During the nine months ended November 30, 2004, we generated $55.3 million of cash in our operating activities, as compared to generating cash of $43.6 million from operating activities during the same period in 2003.

         In addition to recognizing a loss of $4.2 million for the nine months ended November 30, 2004, our cash flow from operations was also reduced by a $11.6 million increase in outstanding accounts receivable from our customers. Increases in inventories utilized $7.2 million of cash and a decrease in deferred income taxes and taxes payable used $1.0 million of cash. Our cash flow from operations also declined due to a $1.0 million increase in gains on sales of property and equipment, without a corresponding increase in cash flow.

         However, during the same nine-month period, other operating activities provided approximately $80.3 million of cash. Non-cash depreciation and amortization expenses of $51.2 million, and a $22.6 million increase in accounts payable balances accounted for a fportion of the cash flow. Also, in connection with the full repayment and termination of our line of credit with PNC Bank, we recognized a $3.5 million non-cash write-off of unamortized loan acquisition costs that were associated with that line of credit. Payments on accounts receivable from affiliates, decreases in prepaid expense accounts, and non-cash impairment charges for two DC-9 aircraft accounted for the remaining $3.0 million of the cash flow.

Cash Flows from Investing Activities

         During the nine months ended November 30, 2004, we used $48.4 million of cash for investing activities, as compared to a $40.8 million use of cash during the same nine month period in 2003.

        Capital expenditures — During the nine months ended November 30, 2004, we used $48.8 million of cash for capital expenditures of property, equipment, and overhauls, as compared to $45.6 million during the nine months ended November 30, 2003. The $3.2 million increase in capital expenditures was primarily attributable to increases in i) purchases of aircraft parts and airframes, ii) scheduled overhauls of engines, and iii) purchases of upgrades and enhancements for our aircraft. Total capital expenditures for the fiscal year ended February 28, 2005 are expected to be between $60.0 million and $65.0 million.

        Disposal of assets — During the nine months ended November 30, 2004, we received $1.8 million in cash proceeds from the disposal of assets, primarily from the sale of aircraft. During the same nine-month period in 2003, we received $9.6 million in cash proceeds from disposal of assets and insurance settlements on damaged aircraft.

        Notes receivable and other assets — During the nine months ended November 30, 2004, increases in capitalized loan acquisition costs and other assets resulted in a $1.4 million use of cash. In May 2004, we paid $2.4 million of legal and professional fees in connection with the closing of the Secured Credit Facility. We capitalized the legal and professional fees as loan acquisition costs and we are amortizing the costs over the term of the Secured Credit Facility. We also used $0.5 million of cash in payment of deposits. However, we generated $1.5 million of cash as a result of decreases in other assets.

Cash Flows from Financing Activities

         During the nine months ended November 30, 2004, we used $4.2 million of cash in financing activities. In comparison, we used $7.6 million of cash in financing activities during the nine months ended November 30, 2003.

        Proceeds from long-term debt — During the nine months ended November 30, 2004, the Company received approximately $222.2 million of cash proceeds from long-term debt financing.

        From March 1, 2004 to May 13, 2004, we received $106.5 million of cash advances on our revolving line of credit with PNC Bank. On May 13, 2004, we closed on the Secured Credit Facility and received a cash advance of $83.0 million. We utilized the majority of this cash advance to fully repay and terminate our revolving line of credit with PNC Bank. We also received cash advances of $32.7 million from the Secured Credit Facility.

        Further details of the Secured Credit Facility are found in “Capital Resources — Secured Credit Facility” below.

        Payments on long-term debt — During the nine months ended November 30, 2004, we used $225.5 million of cash for payments on our long-term debt obligations.

        From March 1, 2004 to May 13, 2004, we made payments of $99.3 million on the outstanding principal balance of our revolving line of credit with PNC Bank. On May 13, 2004, we utilized $80.8 million of the cash advance from the Secured Credit Facility to fully repay and terminate all obligations that we owed to PNC Bank under the revolving line of credit.

         As of November 30, 2004, we made payments of $38.1 million on the outstanding balance owed by us under the Secured Credit Facility.

        We also made payments of $7.3 million on various other long-term debt instruments, which consist primarily of equipment purchase notes.

CAPITAL RESOURCES

        At November 30, 2004, our total long-term debt balance was $308.2 million, which was a $3.3 million decrease from our long-term debt balance of $311.5 million at February 29, 2004. Our long-term debt is comprised of a $215.0 million outstanding balance on the Indenture Notes, a $77.9 million outstanding balance on the Secured Credit Facility, and outstanding balances of $15.3 million on various equipment purchase notes.

Indenture Notes

        The Indenture Notes were issued by Aviation on May 16, 2003, pursuant to an Indenture agreement which was executed by Aviation, as issuer, by Holdings and substantially all of the subsidiaries of Aviation, as guarantors, and by Bank One, National Association, as trustee. The Indenture Notes are 12% senior second secured notes and were issued for their face value of $215.0 million.

        The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture. The Indenture Notes are designated as senior second secured obligations. As a result, the Indenture Notes rank equally with all of Aviation’s existing senior, or unsubordinated, debt, and are senior to any of Aviation’s future senior subordinated or unsubordinated debt. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation’s subsidiaries, and the Trust. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company.

        The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15 and November 15 of each year. The next payment of accrued interest in the amount of $12.9 million will be due and payable on May 15, 2005. Payment of the accrued interest will be funded from the Company’s operations.

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

        On November 15, 2004, the Company made the semi-annual payment of accrued interest on the Indenture Notes in the amount of $12.9 million. Payment of the accrued interest was funded from the Company’s operations.

        The next semi-annual payment of accrued interest on the Indenture Notes, in the amount of $12.9 million, is due and payable on May 15, 2005. Payment of the accrued interest will be funded from the Company’s operations.

Secured Credit Facility

        On May 13, 2004, the Company entered into the Secured Credit Facility with the Wells Fargo Lenders. The Secured Credit Facility is a three-year senior secured credit facility that consists of two loans — a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is collateralized by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture.

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

        Interest Rates.The term loan bears interest at an annual rate of either LIBOR plus 5.5% or prime plus 3.0%, and the revolving loan bears interest at an annual rate of either LIBOR plus 3.0% or prime plus 0.5%. So long as the Company is not in default under the Secured Credit Facility, the Company may elect at any time to have interest on all or a portion of the advances on the revolving loan or the term loan calculated under the applicable LIBOR interest rate option. LIBOR interest rate elections are available for LIBOR periods of 1, 2, 3, or 6 months. Interest on a LIBOR rate loan is payable on the last day of the LIBOR period (if the elected LIBOR period is less than three months) or on the last day of each three month interval (if the elected LIBOR period is six months). For any portion of the term loan or revolving loan which is not covered by a LIBOR interest rate election, monthly payments of accrued interest are due on the first day of each month.

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

        Revolving Loan Advances. During the term of the Secured Credit Facility, the Company may receive advances of principal on the revolving loan at any time. However, the outstanding principal of the revolving loan may not at any time be greater than an amount which is determined by reference to certain eligible receivables and eligible inventory of the Company. See “Loan Balance and Availability” below. The Company may also make payments of principal on the revolving loan at any time. All outstanding principal and all accrued and unpaid interest of the revolving loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

        Loan Balance and Availability. As of November 30, 2004, the outstanding balance of the Secured Credit Facility was $77.9 million. Taking into consideration the limitations on the Company’s ability to obtain additional advances of principal from the revolving loan (see “Revolving Loan Advances” above), as of November 30, 2004, the Company’s availability under the Secured Credit Facility was $9.8 million.

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

        The following are the required covenant thresholds under the Secured Credit Facility for the nine-month period ending November 30, 2004:

Consolidated EBITDA Covenant — The covenant requires a consolidated EBITDA in a minimum amount of $67.0 million. As of November 30, 2004, the Company was in compliance with this covenant.

Airlines EBITDA Covenant — The covenant requires an EBITDA for Airlines in a minimum amount of $55.0 million. As of November 30, 2004, the Company was in compliance with this covenant.

Fixed Charge Coverage Covenant — The covenant requires a fixed charge coverage in a minimum ratio of 1.00 to 1.00. As of November 30, 2004, the Company was in compliance with this covenant.

        In addition, the amount of capital expenditures that may be made by the Company in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. If Aviation or any of its restricted subsidiaries violates these covenants and are unable to obtain waivers from the Wells Fargo Lenders, the Company would be in default under the Secured Credit Facility and the debt could be accelerated. As of November 30, 2004, the Company was in compliance with the capital expenditures covenant.

        The Secured Credit Facility terminates in May 2007, at which time all outstanding amounts of principal, accrued and unpaid interest, and any other fees and expenses owed under the Secured Credit Facility will be due and payable in full.

Amendment to WCMA Loan Agreement to EASL

        On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164 (the “WCMA Loan”) with Merrill Lynch Business Financial Services, Inc. (“MLBFS”) for the purpose of obtaining a $8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.00% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan shall terminate on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full.

        On May 12, 2004, EASL and MLBFS executed an amendment letter to the WCMA Loan. The amendment letter establishes certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Indenture Notes and Secured Credit Facility. The amendment letter establishes i) a schedule for fixed charge coverage ratios, to be measured on a quarter-end basis, ii) a $75 million maximum limit on capital expenditures, of which, at least $10 million must be funded by indebtedness, and iii) a minimum EBITDA consolidated that must be achieved by the Company on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See “Secured Credit Facility” above.

        Covenant Compliance. As of November 30, 2004, the Company was in compliance with the covenants of the WCMA Loan. See "Secured Credit Facility" above.

Risk of Default on Debt Obligations

        Substantially all of the assets of the Company are pledged as collateral under the Company’s various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby an event of default under one or more debt obligations of either Aviation or its restricted subsidiaries would also result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that the Company is unable to cure such defaults or obtain waivers with respect to such defaults, the Company is at risk that the Company’s payment obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated, thereby forcing the Company to either obtain alternative financing or seek legal protection from its creditors.

Going Concern Qualification

        In their audit report on the Company’s consolidated financial statements for the fiscal year ended February 29, 2004, PricewaterhouseCoopers LLP ("PwC"), the Company’s former independent registered public accounting firm, included an explanatory paragraph which noted that the Company has historically had violations of certain of its debt covenants. Because of the various cross-default provisions that are contained in the Company’s long-term debt obligations, a failure by the Company to comply with the covenants of the Company’s long-term debt obligations could result in an acceleration of all the Company’s outstanding debt obligations. Due to the Company’s historical difficulty in meeting its debt covenants, there is substantial doubt as to the Company’s ability to continue as a going concern.

        The Company has taken measures to facilitate its ability to remain in compliance with its various debt covenants. In particular, the Company has focused on reducing its selling, general, and administrative expenses by controlling its legal and professional fees and managing payroll expenses in certain of the Company’s subsidiaries. In addition, the Company has significantly reduced its property insurance expense and non-essential maintenance expenses. As a result, the Company was in compliance of its debt covenants as of November 30, 2004. See “Capital Resources, Secured Credit Facility, Covenant Compliance” above.

        The Company’s financial statements included in this Quarterly Report on Form 10-Q have been prepared under the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.

Contractual Obligations

        Our long-term contractual obligations are comprised primarily of amounts owed by us under the Indenture Notes and the Secured Credit Facility. In addition, approximately 13.0% of our projected long-term contractual obligations are payments that will be due under various equipment and facility leases. The following table summarizes our contractual cash obligations as of November 30, 2004:

	(in millions)

Thru	Long-term	Current	Lease		Other
February 28,	Debt	Maturities	Obligations	*	Obligations	**	Total

2005	$-	$4.8	$6.4		$0.8		$12.0
2006	2.4	11.2	16.6		3.0		33.2
2007	72.0	-	8.0		3.0		83.0
2008	1.7	-	4.9		3.0		9.6
2009	0.9	-	3.9		3.0		7.8
Thereafter	215.2	-	8.3		-		223.5

Total	$292.2	$16.0	$48.1		$12.8		$369.1

*	Total operating lease obligations of $48.1 million include $8.6 million of lease obligations to entities owned by, or controlled by Mr. Smith, the Company's controlling shareholder.

**	Other obligations consist primarily of the annual bonus to be paid to Mr. Smith.

Employee Benefit Plan

        Effective March 1, 2002, we established the Evergreen Savings and Retirement Plan (the “Plan”). The Plan is a defined contribution plan covering all our full-time employees who have been credited with one year of service, are age 21 or older, are not covered by a collective bargaining agreement, and are not a temporary employee. Under the Plan, we match 50% of the first 8% of base compensation that a participant contributes to the Plan. We also make an annual basic contribution in an amount equal to 4% of the annual compensation of each participant who has completed the minimum required hours of service during the Plan year, net of plan forfeitures (the “4% Contribution”). In November 2004, we made a 4% Contribution in the amount of $2.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Risks Associated with Fluctuations in Interest Rates — At November 30, 2004, we had fixed rate debt of $222.8 million with a weighted average fixed interest rate of 11.89%. We also had variable rate debt of $85.4 million with a weighted average variable interest rate of 6.05%. Based upon our outstanding debt balances as of November 30, 2004, a 1% increase in interest rates on our variable rate debt would increase our annual interest expense by approximately $1.0 million.

        Risks Associated with Fluctuations in Foreign Currency Exchange Rates — Although some of our revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. We maintain only minimal balances in foreign bank accounts in order to facilitate payment of expenses.

        Risks Associated with Fluctuations in Commodity Prices — We are exposed to commodity price risks with respect to the purchase of aviation fuel. However, fluctuations in the price of fuel have not had a significant impact on our results of operations because, in general, our contracts with customers limit our exposure to increases in fuel prices.

ITEM 4.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company's management, with participation of the Company's principal executive officer and principal financial officer, have performed an evaluation of the Company's disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms.

        Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of November 30, 2004, the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. At this time, management has determined that the Company's current system of disclosure controls and procedures may not be sufficient i) to ensure that data errors, control problems, or acts of fraud are detected and ii) to confirm that appropriate corrective action, including process improvements, is undertaken in a timely manner.

Deficiencies in the Company’s Controls and Procedures

        In connection with its audit of the Company’s financial statements for the fiscal year ended February 29, 2004, PwC delivered to the Company’s disclosure committee a letter identifying deficiencies that PwC considered to be material weaknesses in the effectiveness of the Company’s internal disclosure controls pursuant to standards established by the American Institute of Certified Public Accountants. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific internal control components has a defect or defects that could have a material adverse effect on the Company’s ability to record, process, summarize and report financial data in the financial statements in a timely manner. The material weaknesses identified by PwC include the following weaknesses in certain divisions of the Company:

•	Failure to reconcile certain general ledger accounts on a timely and regular basis and lack of management review of certain reconciliations.

•	Inconsistent application of accounting policies, including capitalization policies and procedures for determining unrecorded liabilities.

•	Failure of financial management in certain operating segments to properly supervise personnel, enforce and follow policies and procedures, and perform their assigned duties.

•	Lack of adequately staffed accounting departments.

        Subsequent to the issuance of the Company’s fiscal year 2004 consolidated financial statements, the Company’s management determined that certain accounting errors had occurred during the Company’s year-end closing process, the correction of which necessitated a restatement of the Company’s consolidated financial statements for the fiscal year ending February 29, 2004. Based upon the results of management’s investigation of the accounting errors, the Company’s principal executive officer and principal financial officer concluded that the accounting errors resulted from material weaknesses in the Company’s disclosure controls and procedures as of February 29, 2004, particularly in the areas of account reconciliation and management review of journal entries. Detailed validation work was performed by the Company’s internal personnel in order to substantiate the financial information contained in the Company’s consolidated financial statements and related disclosures that are contained in the Company’s Annual Report on Form 10-K/A, which was filed with the SEC on September 30, 2004. Analyses were also performed in order to compare the reasonableness of current year amounts to prior year amounts.

Management's Response and Plan for Improvement

        Management responded to the recommendations contained in the letter to the Disclosure Committee by developing a plan to implement the following controls and procedural enhancements which are designed to improve the Company 's system of disclosure controls:

•	Capitalization and amortization of asset balances - i) regular detailed analyses of fixed assets and accumulated depreciation accounts should be performed by preparing detailed account reconciliations, and ii) on a timely basis, account reconciliations and other significant transactions should be reviewed by an appropriate member of management;

•	Recording and processing transactions - transactions must be supported by i) appropriate transaction documentation and ii) appropriate documentation of review by management;

•	Reconciliation of accounts - detailed reconciliations of subsidiary accounts to the general ledger must be performed on a regular basis, and quarterly accounting review procedures must be enhanced by requiring an appropriate member of management to perform an independent review of material general ledger accounts and reserves;

•	Management review of journal entries, account balances and financial statements - all material journal entries must be reviewed and approved by an appropriate member of management;

•	Internal audit function - an internal audit function should conduct audit procedures and test internal controls in order to ensure that the Company's policies and procedures for transactional recording, transactional review, segregation of duties, and review of significant transactions at the appropriate level of management are both effective and being followed; and

•	Competent personnel - staffing should be enhanced to provide sufficient resources to accomplish the foregoing objectives.

Status of Management's Plan for Improvement

        As of November 30, 2004, the Company has made the following progress in the implementation of its plan for improvement:

•	Capitalization and amortization of asset balances - management is implementing policies and controls for regularly i) performing detailed analyses of fixed assets and accumulated depreciation accounts and ii) preparing detailed account reconciliations. In addition, detailed analyses, account reconciliations, and significant transactions are being independently reviewed in a timely manner by an appropriate member of management;

•	Recording and processing transactions - controls are being implemented which require transactions to be supported by i) appropriate transaction documentation and ii) documentation that the transaction has been reviewed and approved by an appropriate member of management;

•	Reconciliation of accounts - policies and controls are being implemented which require regular reconciliations of subsidiary accounts to the general ledger, with timely review by an appropriate member of management. Procedures regarding the quarterly accounting review are being enhanced by requiring independent reviews of account reconciliations, material general ledger accounts, and reserves;

•	Management review of journal entries, account balances and financial statements - controls and procedures are being implemented which require that all material journal entries are reviewed and approved by an appropriate member of management;

•	Internal audit function - the Company has engaged a registered public accounting firm, which is not affiliated with the Company's independent registered public accounting firm, to perform the internal audit function (the "Internal Auditor"). The Internal Auditor has conducted, and will continue to conduct, internal audit procedures and tests of internal controls to ensure that the Company's controls and procedures for transactional recording, transactional review, segregation of duties, and review of significant transactions at the appropriate level of management are both effective and being followed; and

•	Competent personnel - the Company has made, and will continue to make, appropriate staffing enhancements in order to provide sufficient resources to accomplish the Company's objectives of recording, processing, summarizing and reporting, on a timely basis, the financial information of the Company.

        Management believes that the disclosure controls and procedures which have been, and are continuing to be, implemented are addressing the identified deficiencies in the Company's system of disclosure controls. Management will, on an ongoing basis, further monitor and assess the implementation of its plan to improve the effectiveness of the Company's disclosure controls and procedures, and will take action as appropriate.

Internal Control Over Financial Reporting

        Except as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

        The Company is currently involved in certain legal proceedings as discussed below.

Banc of America

        The Company is a defendant in Banc of America Securities LLC v. Evergreen International Aviation, Inc. et al., which was filed on May 22, 2003 in the Superior Court of the County of Meeklenburg in the State of North Carolina. Banc of America has alleged claims for breach of contract and quantum meruit, arising out of agreements in which Banc of America agreed to act as the Company’s financial agent in exchange for the payment of certain fees. The plaintiff has not yet specified an amount for damages. The Company filed a motion to dismiss for lack of jurisdiction, but on November 10, 2003, the court denied the motion. Subsequently, the Company filed an appeal on the denial of the motion to dismiss. On September 22, 2004, the parties held oral argument on the appeal before the North Carolina Court of Appeals. A ruling on the appeal is anticipated on or before January 17, 2005.

Asiana Airlines

        On January 28, 2000, the Company and Asiana Airlines (“Asiana”) entered into a contract whereby the Company agreed to provide air freight services to Asiana in exchange for minimum payments to be made by Asiana throughout the term of the contract. The minimum payments were based on guaranteed block hour utilization and the contract was to continue through February 28, 2003. On August 28, 2001, Asiana notified the Company that Asiana would not make any further payments under the contract.

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

Rural Service Improvement Act of 2002

        On August 19, 2002, the Company instituted proceedings against the United States of America in the United States District Court for the District of Alaska for a declaration that the Rural Service Improvement Act of 2002 (the “Rural Service Act”) is unconstitutional. The Rural Service Act disqualifies the Company from receiving equitable tender of Alaska non-priority bypass mail unless the Company meets certain passenger carriage requirements that are economically impractical. The Company subsequently consolidated its claims with a prior lawsuit that had been filed by Alaska Central Express, Inc., which asserted similar claims.

        The U.S. government filed a motion for summary judgment. On September 29, 2003, the federal district court granted the U.S. government’s motion and dismissed the claim with prejudice. The Company has appealed the federal district court’s decision to the Ninth Circuit Court of Appeals. The Company filed its opening brief on February 13, 2004, and the U.S. government’s response brief was filed on April 30, 2004. Oral argument on the appeal has not yet been scheduled.

Tridair Repair and Manufacturing

        On February 11, 2003, Tridair Repair and Manufacturing, Inc. (“Tridair”) filed a complaint against the Company in the United States District Court for the Central District of California (the “California Court”) alleging fraud and breach of contract. The allegations relate to an aircraft salvage contract under which the Company agreed to perform aircraft salvage services for Tridair in return for payments to be made by Tridair to the Company. Tridair subsequently transferred its litigation rights to Diversified Aero Asset Management, Inc. (“Diversified”), which had previously filed a complaint against the Air Center for similar claims. Diversified amended its complaint in order to seek $10.6 million in damages for fraud and breach of contract.

        On April 2, 2003, the Company filed a motion to dismiss for lack of jurisdiction, or in the alternative, to transfer the case to the federal district court in Arizona. As a result, the matter in the California Court was dismissed and the matter was transferred to the United States District of Arizona. On August 30, 2004, the Company filed a motion for summary judgment, and a hearing on the motion was held on October 4, 2004. On October 20, 2004 the Court entered an order dismissing Diversified's punitive damages claim, but denying all other aspects of the Company's motion for summary judgment.

        Jury trial was originally scheduled for November 30, 2004. However, the trial was subsequently continued until February 1, 2005 by stipulation between the parties.

Pinal County, State of Arizona

        The Company currently leases real property from Pinal County, State of Arizona (“Pinal County”) for the Air Center’s facilities in Marana, Arizona. On July 22, 2003, Pinal County notified the Company that Pinal County would attempt to terminate the lease. Pinal County has alleged that, pursuant to the lease agreement, Air Center was required to perform certain maintenance on the leased property, and that the Air Center had not performed such maintenance.

        The Company subsequently filed an action in the United States District Court for the District of Arizona requesting a declaratory judgment in the Company's favor. Specifically, the Company requested a declaration that the Company was not in breach of the lease agreement and that Pinal County was not entitled to terminate the lease agreement. In addition, the Company also requested that the court enjoin Pinal County from i) terminating the lease agreement and ii) taking any action to evict the Company. Due to ongoing negotiations between the Company, Pinal County and the Federal Aviation Administration, the summons and complaint for the declaratory action were never served on Pinal County. Subsequently, the Company instructed local counsel to file a motion dismissing the case and, as of November 4, 2004, the case has been dismissed.

        Except as otherwise discussed herein above, there have been no other material developments in existing legal proceedings, nor any material new legal proceedings instituted by, or against, the Company. While the results of these proceedings cannot be predicted with certainty, the Company believes, based on its examination of the subject matter of the proceedings, experience with similar proceedings, and discussion with legal counsel regarding possible outcomes, that the final outcome of such proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. As material developments related to pending litigation occur, the Company will reassess the Company’s potential liability and revise any estimates accordingly.

ITEM 6.     EXHIBITS.

(a)      Exhibits

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

EVERGREEN HOLDINGS, INC. (Registrant)

Date: January 18, 2005	/s/ Timothy G. Wahlberg Timothy G. Wahlberg President

Date: January 18, 2005	/s/ John A. Irwin John A. Irwin Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.