Form 10-K
period 2005-02-28
EVERGREEN HOLDINGS INC
filed 2005-06-14
CIK 1263810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2005

Commission File Number: 333-109667-04

EVERGREEN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Oregon	91-1797880
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3850 Three Mile Lane, McMinnville, Oregon	97128-9496
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (503) 472-9361

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  (X)    No  (    )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes  (    )   No  (X)

As of August 31, 2004, all outstanding shares of common stock of the registrant were held by affiliates of the registrant.

As of June 14, 2005, there were 10,054,749 outstanding shares of no par value common stock of the registrant.

PAGE
PART I.

PART II.

PART III.

PART IV.
Item 15.	Exhibits, Financial Statement Schedules	115

SIGNATURES	118

EXHIBIT INDEX	119

i

PART I

Forward-Looking Statements

              This Annual Report on Form 10-K contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Statements and assumptions with respect to future revenues, income and cash flows, program performance, the outcome of litigation, and planned dispositions of assets are examples of forward-looking statements. Wherever possible, we have identified these forward-looking statements by words such as “anticipates”, “believes”, “could”, “may”, “intends”, “estimates”, “expects”, “projects”, and similar phrases.

        Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Such risks and uncertainties include, but are not limited to, those set forth under "Risk Factors" in Item 1 below. We assume no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information future events or otherwise, except as required by law.

ITEM 1.	BUSINESS

GENERAL DESCRIPTION

        Evergreen Holdings, Inc. ("Holdings") is the parent company of Evergreen International Aviation, Inc. ("Aviation"), a leading provider of integrated air cargo transportation and aviation support services. Holdings, Aviation, and their consolidated subsidiaries (collectively, "the Company", "we", "us", or "our") provide global air cargo shipping, ground handling and logistics services, helicopter transportation services, small aircraft charters, and aircraft maintenance and repair services. Our diverse fleet of commercial aircraft and helicopters gives us the capability and flexibility to provide a wide array of air cargo and transportation services to our customers.

        We provide services to a broad base of long-standing customers, including the United States Air Force Air Mobility Command ("USAF Air Mobility Command"), the United States Postal Service ("U.S. Postal Service"), other government agencies, freight forwarders, domestic and foreign airlines, and industrial manufacturers. We are the largest commercial provider of Boeing 747 wide-body air cargo services to the United States military based on entitlement for the military fiscal year beginning October 1, 2004. Our diversified customer base, our commitment to the United States military, and our ability to deploy aircraft to match changing market conditions give us the agility to provide a broad range of services within different economic sectors.

        Holdings and Aviation are both incorporated under the laws of the State of Oregon - Holdings in 1997 and Aviation in 1978, and our corporate headquarters is located in McMinnville, Oregon. Our Internet address is www.evergreenaviation.com. Information on our website is not incorporated into this Form 10-K or our other securities filings, and is not a part of such filings.

BUSINESS SEGMENTS

        We conduct business in six major business segments through our wholly-owned subsidiaries:

•	Evergreen International Airlines, Inc. ("Airlines");
•	Evergreen Aviation Ground Logistics Enterprise, Inc. ("EAGLE");
•	Evergreen Helicopters, Inc. ("Helicopters");
•	Evergreen Air Center, Inc. ("the Air Center" or "Air Center");
•	Evergreen Aircraft Sales and Leasing Co. (“EASL”); and
•	Evergreen Agricultural Enterprises, Inc. (“Agriculture”)

        For financial information about each of our business segments, please see "Note 4 - Business Segments" in Item 8 of this Annual Report.

Airlines

        Airlines is a leading provider of international air cargo services with a fleet capacity of ten Boeing 747 aircraft and five McDonnell Douglas DC-9 ("DC-9") aircraft. Airlines' primary customers include governmental entities and other transportation companies. In fiscal years 2005, 2004 and 2003, the USAF Air Mobility Command was our principal customer, accounting for approximately 48.7%, 57.4%, and 48.2%, respectively, of our consolidated operating revenues and 75.6%, 87.8%, and 73.9%, respectively, of total revenue in our Airlines segment.

        Airlines' range of services includes, but is not limited to:

•	providing air cargo transportation services for international and domestic commercial customers;
•	carrying express mail, parcels, and letters for the U.S. Postal Service; and
•	transporting sensitive or hazardous cargo for the USAF Air Mobility Command.

        Airlines operates international air cargo flights from the United States to Europe and Asia, and from Asia to the United States. During fiscal years 2005, 2004, and 2003, flight revenue from foreign customers (primarily commercial customers in China) accounted for approximately 21.2%, 17.8%, and 17.1%, respectively, of total revenue in our Airlines segment.

EAGLE

        EAGLE provides ground handling, logistics, and other support services at 36 U.S. airports in 25 states. EAGLE primary customer is the U.S. Postal Service. During fiscal years 2005, 2004, and 2003, revenue from EAGLE's contracts with the U.S. Postal Service represented approximately 56.6%, 61.2%, and 71.3%, respectively, of EAGLE's segment revenues. EAGLE's customer base also includes international airlines such as British Airways and Lufthansa and air cargo carriers such as United Parcel Service and Kittyhawk Airlines.

        The range of services provided by EAGLE includes:

•	ticket counter services, passenger security services, baggage handling, and intra-airport transportation;
•	cargo loading, sorting, deconsolidation, and warehousing;
•	aircraft cleaning, fueling, de-icing, snow removal, and pushback; and
•	ramp and aircraft management, load planning, operations supervision, data reporting, and airport coordination.

Helicopters

        Helicopters provides air-lift and air transportation services throughout the United States and in various foreign countries. The broad range of customers served by Helicopters includes the U.S. Forest Service, the U.S. Department of Interior, the U.S. Department of Defense, the United Nations, the World Health Organization, state forestry agencies, and major petroleum and timber companies. Helicopters' diverse fleet of helicopters and small fixed-wing aircraft allows it not only to match the aircraft to the mission, but also to fly missions into remote or otherwise inaccessible locations. Helicopters' scope of services includes:

•	forest fire fighting, aerial spraying, and agricultural services;
•	helicopter logging, heavy lift construction, and petroleum support services;
•	law enforcement, peacekeeping, and relief support; and
•	health services, search and rescue, and helicopter skiing.

Air Center

        The Air Center operates a full-service aircraft maintenance and storage facility in the non-corrosive desert environment near Marana, Arizona. Air Center serves a broad range of customers which includes NASA and other air transportation companies.

        The Air Center is certified by the Federal Aviation Administration ("FAA") as an unlimited Class IV airframe maintenance and repair station. The Class IV rating permits Air Center to perform maintenance services on large aircraft over 12,500 lbs. In addition, the Air Center holds a number of foreign certifications, including i) a registration certificate from the International Organization for Standardization (ISO 9002) for aircraft repair and storage, ii) maintenance certificates from the European Joint Aviation Authorities, and iii) a certificate from the Civil Aviation Authority of China.

        The range of services provided by the Air Center includes:

•	aircraft maintenance, repair, and overhaul services on most types of commercial aircraft;
•	aircraft storage, airframe heavy maintenance, and component overhaul and repair;
•	non-destructive testing, dismantling, and structural modifications; and
•	fuel sales, line maintenance, and training.

EASL

        EASL buys, sells, leases, and brokers commercial aircraft, helicopter engines, and spare parts. EASL also buys aircraft and engines for part-out and resale. EASL's customer base of over 1,200 accounts includes both domestic and international air transportation companies, helicopter companies, and aircraft repair facilities.

         Within the Company, EASL supports Airlines and Helicopters by facilitating the acquisition and disposition of aircraft and spare parts. EASL's ability to locate, acquire, and manage various aircraft types and spare parts allows Airlines and Helicopter to transition between missions in a timely and cost-effective manner.

Agriculture

        Comprised of three operational divisions, Agriculture is a diversified farming operation located in the heart of Oregon's Willamette Valley. The Evergreen Farms division cultivates over 4,700 acres of grape vineyards, Christmas trees, grass seed, and cereal grains. Evergreen Nursery produces over 175 different varieties of landscape ornamental plants, including a line of specialized topiary, which are primarily sold on the wholesale market to the nursery industry. The Specialty Products division sells various food and horticulture products that are processed from, or derived from, crops grown by Agriculture.

OTHER

        Aviation also holds an approximate two-thirds beneficial interest in the Trust Created February 25, 1986 ("Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft and three DC-9 aircraft. The Trust leases these aircraft to Airlines.

        Holdings also owns all of the outstanding common stock of Evergreen Vintage Aircraft, Inc. ("Vintage"). Vintage owns the 120,000 square foot Evergreen Aviation Museum Building which is located on approximately 84.2 acres near our headquarters in McMinnville, Oregon (the "Evergreen Museum Land"). In addition to show-casing Howard Hughes' Spruce Goose, the Evergreen Aviation Museum Building houses and displays a unique collection of vintage aircraft, most of which are owned by Vintage. Vintage leases the Evergreen Aviation Museum Building and Evergreen Museum Land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a non-profit corporation.

Related Parties and Affiliated Entities

        Mr. Delford M. Smith, our founder and the chairman of our board of directors, has control over, either directly or indirectly, approximately 85.1% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company LLC ("Ventures Acquisition Company");
•	Ventures Holding, Inc. ("Ventures Holding");
•	DMS Properties; and
•	Greenpatch Farms.

        From time to time, we enter into leases and other transactions with Mr. Smith and the entities owned by, or controlled by, him. Further information regarding such leases and transactions may be found in Item 13 of this Annual Report.

PRICING FOR SERVICES AND PRODUCTS

        Airlines – Pricing for Airlines' air cargo contracts is based upon whether the contract is an all-in contract, a contract for the USAF Air Mobility Command/Civil Reserve Air Fleet program, a block space agreement, or an ACMI or "wet lease" contract.

•	All-In Contract – Under an "all-in contract," the contract price is based on Airlines paying for all operating expenses of the aircraft. The price for an all-in contract is generally fixed. However, most of Airlines' contracts allow Airlines to adjust the contract price for increases in fuel prices.

•	USAF Air Mobility Command/Civil Reserve Air Fleet Program – Under our agreement for the USAF Air Mobility Command/Civil Reserve Air Fleet program, we are paid on a per mile basis as adjusted for fuel prices. The contract price is inclusive of all costs incurred at commercial locations, and limited costs at military locations.

•	Block Space Agreement – Under a block space agreement, a freight forwarder reserves a certain amount of cargo space on a specific flight. The freight forwarder must pay for the space committed, even if the cargo is not delivered to Airlines for shipment. The amount of block space reserved is measured in terms of the number of pallet positions occupied by the freight.

•	ACMI Contract – Under an ACMI contract or "wet lease" arrangement, Airlines provides the aircraft, crew, maintenance, and insurance, while the customer bears all other operating expenses such as fuel and landing fees.

        Pricing for All Other Segments – Pricing for service contracts in our Helicopters, EAGLE, and Air Center segments are based upon factors such as the type of service provided, duration of the contract, and where the services will be performed. External factors, such as labor rates established by the U.S. Department of Labor, may also affect the pricing of our contracts with government agencies.

        Within our EASL and Agriculture business segments, our goods are competitively priced with respect to the goods being sold, the markets in which we do business, and our underlying cost structures.

SEASONALITY

        Certain aspects of our business are seasonal in nature. Flight revenue generated from contracts with commercial airlines and freight forwarders has historically been higher from September through December of each year as the levels of flight activity increase with the build-up of inventories by retailers in anticipation of the holiday season. Revenues in our EAGLE segment also reflect similar seasonal fluctuations, predominantly as a result of increased volumes of mail and packages being processed by the U.S. Postal Service and United Parcel Service in the lead-up to the holiday season. In comparison, our Helicopters segment experiences higher revenues during the summer months as a result of increased fire-fighting activities, while our Agriculture segment generates higher revenues during the peak shipping periods for nursery products and Christmas trees.

COMPETITION

        All of our business segments operate in markets that are both highly competitive and sensitive to price and service.

        Airlines – Airlines competes with other large international and domestic air freight carriers and, on a limited basis, with freight operations of passenger airlines. In the international air cargo markets, competition is based upon the availability of aircraft with required performance characteristics, pricing, and reliable service. In the domestic air cargo market, Airlines competes with smaller air carriers and surface transportation. Competition in domestic markets is intense due to the ability of smaller air carriers to provide cost-effective service with smaller aircraft. Our ability to successfully compete in international and domestic air cargo markets could be adversely affected by the entry of additional carriers with greater financial resources or lower cost structures.

        EAGLE – EAGLE competes with nationally-operated ground handling service providers as well as regional companies that operate at individual airports. EAGLE also indirectly competes with various airlines that perform their own ground handling services in-house. In order to remain competitive within this industry, EAGLE must continually focus on providing quality services at competitive prices, while maintaining a flexible, cost-effective structure.

        Helicopters – Helicopters competes with national and regional aviation companies who provide helicopter services for logging, heavy lift construction, aerial spraying, and fire suppression. Helicopters also competes with the in-house operations of oil and gas companies who can service their own off-shore petroleum support requirements. Helicopters' ability to remain competitive in the markets it serves is largely dependent upon providing quality services that are safe and reliable, at a competitive price.

        Air Center – The Air Center competes primarily with the internal maintenance units of major airlines and other aircraft maintenance providers within the United States and abroad. Several of these competitors have maintenance facilities and financial resources that are as large or larger than the resources possessed by the Air Center. In addition, the Air Center competes with certain aircraft manufacturers and corporate aircraft owners who operate their own maintenance facilities. Competition for aircraft maintenance and repair services is based primarily upon price and quality of the services provided.

        EASL – EASL competes with other i) aircraft parts suppliers and brokers and ii) other aircraft sales and leasing companies. Competition is based upon i) the availability and quality of aircraft, parts and supplies, and ii) pricing.

        Agriculture – Agriculture competes with other nurseries and crop producers. Competition is based upon i) the availability and quality of horticultural and agricultural products, and ii) pricing.

CIVIL RESERVE AIR FLEET PROGRAM

        We participate in the Civil Reserve Air Fleet ("CRAF") program, which permits the U.S. military to use the aircraft and crew resources of participating U.S. air carriers during airlift emergencies, national emergencies, or times of war. Under the CRAF program, we have agreed to make available to the U.S. military all ten of our Boeing 747 aircraft in the event of a declared need. We are compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates that are established each year. Through our participation in the CRAF Program, we are also entitled to bid on peace-time military cargo charter business.

EMPLOYEES

        As of February 28, 2005, we had 1,733 full-time and 2,832 part-time employees, of which approximately 9% are employed at our corporate headquarters in McMinnville, Oregon. Approximately .01% of our employees are located outside of the United States. The majority of our part-time employees are employed by EAGLE, which had 2,749 part-time employees as of February 28, 2005.

        The pilots and flight engineers employed by Airlines are represented by The Aviators Group ("TAG"), but are not affiliated with any national or international unions. Until December 31, 2004, Airlines was a party to a collective bargaining agreement with TAG, which covered compensation and benefits matters. The collective bargaining agreement did not expire, but became amendable on December 31, 2004. Negotiations with TAG to reach an amended collective agreement began in December 2004 and are still underway. We will continue to operate under our current agreement while we negotiate with our pilots and flight engineers. None of our other employees belong to a union or are a party to any collective bargaining or similar agreement.

        Attempts by other labor organizations to organize certain other groups of employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative (other than TAG), we cannot predict the outcome of these labor activities or their effect if any, on us or our employees.

REGULATION

        We are subject to regulation under the laws of the United States and the various countries in which we operate or fly our aircraft. We are also subject to various international bilateral and multi-lateral air service agreements between the United States and the foreign countries in which we provide cargo services.

        Domestic Air Transportation – The U.S. Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") exercise regulatory authority over air transportation in the United States. The DOT has authority to issue certificates of public convenience and necessity which allow air carriers to engage in domestic air transportation. These certificates may be altered, amended, modified, or suspended by the DOT if public convenience and necessity so require. The DOT may also revoke a certificate for intentional failure by the air carrier to comply with the terms and conditions of the certificate. We currently hold various DOT certificates which allow us to engage in domestic air transportation of cargo on both a scheduled and charter basis.

        The FAA has primary regulatory authority over matters relating to flight operations, aircraft certification and maintenance, ground facilities, and other matters affecting air safety. FAA regulations are designed to ensure the continuous maintenance and safe operation of all aircraft. Pursuant to these regulations, we have established an FAA-approved maintenance program that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.

        The Transportation Security Administration ("TSA"), a division of the Department of Homeland Security, is responsible for aviation security. The TSA has adopted, and may in the future adopt additional, security-related regulations, including new requirements for cargo security, which could impact our air cargo operations or otherwise increase our costs.

        Air carriers are also subject to various other federal, state, local, and foreign laws and regulations, as enforced by government agencies:

•	The Department of Justice has jurisdiction over airline competition matters;
•	Labor relations in the air transportation industry are regulated under the Railway Labor Act;
•	The U.S. Department of Labor has authority over certain employment matters;
•	The U.S. Postal Service has authority over certain aspects of the transportation of U.S. mail;
•	The U.S. Department of Homeland Security has authority over United States borders, customs, and immigration matters;
•	The Federal Communication Commission regulates the use of radio facilities; and
•	The Department of Commerce's Bureau of Industry and Security has authority to enforce export controls for international transportation of cargo.

        International Air Transportation – International air transportation by U.S. air carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States typically encourages foreign governments to authorize air service by U.S. air carriers, but many bilateral agreements between the United States and foreign governments often include restrictions on the number of U.S. air carriers, extent of operations, or destinations served in the foreign country. However, in recent years, there has been a trend by foreign countries to adopt "open skies" policies which liberalize or eliminate restrictions on international routes. Due to the intense competition for international routes, any future changes in governmental regulation of international routes could have a significant impact on our operations.

        Environmental – Many aspects of our operations are subject to increasingly stringent laws protecting the environment. Under the Airport Noise and Capacity Act of 1990, both the FAA and the DOT have authority to monitor and regulate aircraft engine noise. Our aircraft fleet is in current compliance with the FAA regulations for "Stage III" standards of aircraft engine noise. Our aircraft are also subject to, and are in compliance with, the regulations governing engine emissions.

        The FAA also has jurisdiction over the transportation of hazardous materials. Shippers and air carriers generally share responsibility for compliance with regulations pertaining to the packaging, labeling, and handling of hazardous materials. Substantial monetary penalties, as well as possible criminal penalties, can be imposed on both shippers and air carriers for violations of these regulations.

        Future actions taken by the United States and foreign governments regarding regulation of environmental matters could adversely affect our operations and increase our operating costs.

RISK FACTORS

Risk Factors Relating to the Company

Our financing agreements include financial covenants that impose substantial restrictions on our financial and business operations, and include financial tests that we must meet in order to continue to borrow under such agreements.

        The terms of our debt instruments, in particular the Indenture Notes and the Secured Credit Facility (as defined in "Note 16 - Long-Term Debt Obligations" in Item 8 below; see also "Capital Resources" in Item 7 below) restrict our ability to, among other things:

•	incur additional debt or create liens;
•	pay dividends or acquire shares of capital stock;
•	make payments on subordinated debt or make investments;
•	make distributions from restricted subsidiaries;
•	issue or sell capital stock of restricted subsidiaries;
•	issue guarantees;
•	sell or exchange assets, or make capital expenditures;
•	enter into transactions with shareholders and affiliates; and
•	effect mergers and other changes of control.

        The Secured Credit Facility also contains covenants that require us to meet certain financial tests in order to continue to borrow under the Secured Credit Facility. See "Capital Resources - Secured Credit Facility" in Item 7 below. If we are not able to comply with these covenants, our outstanding obligations under these credit facilities could be accelerated and become immediately due and payable. Any such acceleration of these obligations would have a materially adverse effect on our results of operations and financial condition. As of February 28, 2005, we were in compliance with these covenants.

Our access to additional financing on acceptable terms is limited.

        The terms of our existing financing agreements restrict our ability to incur additional indebtedness except for refinancing of certain existing debt agreements and permitted operating leases. These restrictions reduce our flexibility in planning for, or responding to, changing business and economic conditions.

Volatility of aircraft values may affect our ability to obtain financing secured by our aircraft.

        We have historically relied upon the market value of our aircraft as a source of additional capital. However, the market values for used aircraft are volatile and can be negatively affected by excess availability due to factors such as the potential bankruptcy of existing airlines. As a result, the value of aircraft reflected on our balance sheet does not necessarily reflect the fair market value or appraised value of these aircraft. Accordingly, if we sell our aircraft or obtain financing secured by our aircraft, or are involved in a bankruptcy, liquidation, reorganization, or other winding up, we cannot be assured that our aircraft would receive a favorable valuation at such time. A valuation of our aircraft that is less than the amount reflected on our balance sheet could have an adverse effect on our ability to obtain additional capital.

Our fixed-wing aircraft fleet consists primarily of older aircraft which require more maintenance and repair than newer aircraft, exposing us to the potential risks of higher maintenance costs and loss of revenues during extended periods of maintenance and overhaul.

        Our fleet of fixed-wing aircraft consists of ten Boeing 747 aircraft and five DC-9 aircraft, all manufactured between 1967 and 1975. As of February 28, 2005, the average age of our fixed-wing aircraft was approximately 38 years. The age of our aircraft increases the likelihood that in the future we will need significant capital resources to repair or replace our aircraft. The age of our aircraft also increases the risk that we may be unable to fulfill our contractual obligations due to decreased utilization of the aircraft.

        Older aircraft tend to have higher maintenance and operational costs than newer aircraft for a number of reasons. Under FAA regulations, older aircraft components, which otherwise would be repairable, must be replaced after a specified number of flight hours or take-off/landing cycles. In addition, older aircraft may need to be refitted with newer aviation technology. Also, our older aircraft tend to be less fuel-efficient than newer aircraft, causing our operating costs to be comparatively higher than for airlines with newer aircraft.

        The incurrence of substantial maintenance expenses for our aircraft, or the incurrence of significant capital expenditures to replace an aircraft, could have a materially adverse effect on our results of operations and financial condition.

We depend upon the utilization of our Boeing 747 aircraft to generate the majority of our flight revenue.

        In the event that one or more of our Boeing 747 aircraft are out of service for an extended period of time, we may have difficulty in fulfilling our obligations under our existing contracts. In order to mitigate a loss of aircraft capacity, we may have to lease or purchase replacement aircraft or, if necessary, convert an aircraft from passenger to freighter configuration. Because we do not carry insurance against losses due to business interruption, the loss of revenue resulting from reduced aircraft capacity could have a materially adverse effect on our results of operations and financial condition.

A significant portion of our operations is dependent on the price and availability of aircraft fuel.

        Our operating results are significantly impacted by fluctuations in the price or availability of aircraft fuel. During fiscal years 2005, 2004, and 2003, fuel costs comprised approximately 22.5%, 19.1%, and 20.3%, respectively, of our total operating expenses. The cost and availability of fuel are subject to worldwide economic and political factors and events, most of which are beyond our control. The price we pay for fuel varies directly with market conditions. We have no guaranteed long-term sources of supply and we do not regularly enter into hedging arrangements. Even if we would elect to enter into futures contracts or other hedging arrangements, there can be no assurance that we will be able to successfully control our fuel costs. Also, our older aircraft tend to be less fuel-efficient than newer aircraft, causing our fuel costs to be comparatively higher than for airlines with newer aircraft.

        Although many of our customer contracts contain fuel adjustment clauses which allow us to increase the contract price in relation to increases in fuel prices, our ability to pass on increased fuel costs may be limited by then-existing economic and competitive conditions. If fuel costs continue to increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers. In addition, any significant disruption of oil imports could negatively effect the availability of aviation fuel. Continued periods of record high fuel costs or significant disruptions in the supply of aircraft fuel could have a materially adverse affect on our results of operations and financial condition.

We are highly leveraged and have substantial liquidity needs in order to service our debt obligations, and we cannot be assured that we will be able to meet those needs from operating cash flows or additional financing.

        As of February 28, 2005, we had $307.1 million of outstanding debt. Our operating cash flow continues to face pressure from high fuel prices, highly competitive contract pricing, slow collection of receivables and servicing of our long-term debt. A substantial portion of our operating cash flow goes toward the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes.

        Our ability to sustain sufficient operating cash flow is directly related to our ability to maintain operating revenues and promptly collect accounts receivable. Historically, our ability to collect accounts receivable has fluctuated due to various issues such as amendments and changes to existing contracts, interpretations of existing contracts, and the commencement of operations under new agreements. If we cannot maintain a consistent program for collecting accounts receivable in a timely manner, our operating cash flow will significantly deteriorate.

We have historically had violations of certain of our debt covenants.

        From time to time, we have been in default under our debt agreements. As a result of this and other matters, our audited financial statements have been subject to "going concern" qualifications by our independent registered public accounting firm ("our auditors") in fiscal years 2003 and 2004. A going concern comment indicates that our auditors are not certain that we will be able to pay our obligations as they come due.

        Because of the various cross-default provisions that are contained in our long-term debt obligations, a failure by us to comply with the covenants of our long-term debt obligations could result in an acceleration of substantially all of our outstanding debt obligations. Due to our historical difficulty in meeting our debt covenants, we cannot be assured that we will be able to comply with these covenants or, in instances of non-compliance, that we will be able to obtain waivers of, or amendments to, these covenants. If we are not able to comply with these covenants or obtain waivers of or amendments to these covenants, the holders of the notes and the lenders under our long-term debt obligations may be able to declare a default and accelerate the indebtedness. If acceleration of our long-term debt obligations were to occur, we cannot be assured that we would be able to obtain alternative financing or that our assets would be sufficient to repay in full our obligations under the Indenture Notes, the Secured Credit Facility, and our other debt instruments.

Many of the arrangements with our customers are not long-term contracts. As a result, our revenue streams may be unpredictable.

        We generate a large portion of our revenues from contractual arrangements which either i) have a term of one year or less, ii) are ad hoc arrangements, or iii) are "on call when needed" contracts. Furthermore, the portion of our revenues that we generate from USAF Air Mobility Command expansion business is not fixed by contract and is solely dependent on then-existing military requirements.

        With respect to any contractual arrangement that we enter into, there is a risk that our customers may choose to i) allow the contract to expire without renewal, ii) terminate the contract on short notice, or iii) reduce the level of services requested thereunder. In the past, several of our larger contracts have not been renewed due to reasons unrelated to our performance, such as the financial position of our customers or a decision by our customers to move the services in-house. In addition, some of our contractual arrangements are not in writing, which may allow our customers to cancel the contracts on short notice. Accordingly, we cannot be assured that we will be able to generate future revenues at the same levels as in the past.

A significant portion of our revenue stream is dependent upon our continued ability to provide airfreight services to the USAF Air Mobility Command.

        In fiscal years 2005, 2004 and 2003, the USAF Air Mobility Command was our principal customer, accounting for approximately 48.7%, 57.4%, and 48.2%, respectively, of our consolidated operating revenues and 75.6%, 87.8%, and 73.9%, respectively, of total revenue in our Airlines segment. A significant decline in demand by the USAF Air Mobility Command for our airfreight services, or restrictions on our ability to fly into politically unstable regions or areas in which military operations are being conducted, could have a materially adverse effect on our income from operations.

         During January and February of fiscal year 2004, our flight revenues and income from operations were adversely affected by a decrease in USAF Air Mobility Command business. This decrease in business was caused by a decision by the USAF Air Mobility Command to shift away from the use of commercial aircraft in favor of organic military transport aircraft for movements of cargo directly into Iraq. In addition, the FAA currently prohibits U.S. commercial aircraft from operating in Iraq. We may experience another decline in our flight revenues if the USAF Air Mobility Command further decreases its demand for our services.

        We expect that business from the USAF Air Mobility Command will continue to be the primary source of our revenue for the foreseeable future. However, our revenues from the USAF Air Mobility Command are derived from one-year contracts that USAF Air Mobility Command is not obligated to renew. In addition, the USAF Air Mobility Command can terminate or modify its contract with us for convenience if we fail to perform or if we fail to pass bi-annual inspections. Any such termination could expose us to liability and hinder our ability to compete for future contracts. Even if USAF Air Mobility Command continues to award business to us, we cannot be assured that we will continue to generate the same level of revenues we currently derive from USAF Air Mobility Command business. If our USAF Air Mobility Command business declines significantly, it would have a materially adverse effect on our results of operations and financial condition.

We are also dependent upon continued business with the U.S. Postal Service.

        In fiscal years 2005, 2004, and 2003, the U.S. Postal Service accounted for approximately 10.8%, 12.5%, and 18.3%, respectively, of our total operating revenues. Most of these revenues are derived from ground handling services provided by EAGLE at various locations throughout the United States. During fiscal years 2005, 2004, and 2003, revenue from EAGLE's contracts with the U.S. Postal Service represented approximately 56.6%, 61.2%, and 71.3%, respectively, of EAGLE's segment revenues.

        EAGLE's U.S. Postal Service account consists of five separate contracts which range in original duration from one to five years. The largest contract expires in 2006, but may be extended for three successive one-year extensions at the sole option of the U.S. Postal Service. We cannot be assured that any of these agreements will remain in effect for their scheduled terms or that they will be renewed upon expiration. Any termination or non-renewal of our U.S. Postal Service contracts, or any significant decline in our revenues from such contracts, could have a materially adverse effect on our results of operations and financial condition.

As a U.S. government contractor, we are subject to a number of procurement and other rules and regulations.

        In order to do business with U.S. government agencies, we must comply with and are affected by many laws and regulations relating to the formation, administration, and performance of U.S. government contracts. These laws and regulations, among other things:

•	require, in some cases, certification and disclosure of all cost and pricing data in connection with contract negotiations;
•	impose accounting rules that define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts; and
•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

        There laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties or the termination of our contracts. In addition, the violation of certain other generally applicable laws and regulations could result in our suspension or debarment as a government contractor.

A significant portion of our airfreight revenue is generated from operations in volatile overseas markets that are sensitive to changes in U.S. foreign relations, foreign governments, and foreign economies.

        The commercial air freight industry is highly sensitive to changes in economic and political conditions which affect not only foreign demand for air freight services, but also U.S. demand for foreign products. Any negative change in the economic or political climates of the overseas markets in which we operate could increase our security costs, increase our insurance costs, or reduce our capacity utilization. Changes in any of the following areas of risk that could disrupt or adversely affect our operations in overseas markets are:

•	Potential adverse changes in diplomatic relations between foreign countries and the United States;
•	Instability of foreign governments and risks of insurrections;
•	Terrorism and foreign hostility directed at U.S. companies;
•	U.S. government policies which restrict the conduct of business by U.S. citizens in certain foreign countries; and
•	Policies by foreign governments which restrict the ownership or conduct of business by non-nationals.

        Volatility in international currency markets may adversely affect overseas demand for our services. Any significant devaluation in such foreign currencies relative to the U.S. dollar could adversely impact our customers' demand for our services or their ability to pay us.

         We provide services to numerous foreign customers that experience significant fluctuations in their business cycles as a result of unstable economic conditions within their countries. Downturns in the businesses of our foreign customers could adversely impact their demand for our services. Conversely, a significant decline in the value of the U.S. dollar against foreign currencies could adversely affect domestic demand for some of the foreign-sourced products we currently transport.

We operate in dangerous locations and carry hazardous cargo, which increases the risk of harm to our property and personnel.

        Many of our missions are conducted under dangerous conditions that could result in damage to our aircraft, or death or injury to our personnel. These conditions include:

•	Geopolitical instability in areas through which our flight routes pass, including areas where the United States is conducting military activities;
•	Transportation of sensitive military cargo including ordnance, ammunition, and other volatile materials;
•	Casualties incidental to services we provide in support of U.S. military activities, particularly in or near countries located in the Middle East; and
•	The threat of future terrorist attacks.

Our ability to provide accurate and ef statements is subject to the risks posed by any weaknesses in our financial reporting controls which might occur in the future.

        From time to time, our independent registered public accounting firm (our "auditors") have noted "reportable conditions" and "material weaknesses" with respect to our financial reporting controls. Reportable conditions involve significant deficiencies in the design or operation of a company's financial reporting controls that could adversely affect the company's ability to record, process, summarize and report financial data. In fiscal year 2002, our auditors noted reportable conditions in our internal controls. In fiscal year 2004, our auditors noted material weaknesses relating to our failure to ensure that i) all transactions were recorded properly and ii) all accounts were reconciled on a consistent and timely basis.

        In May 2004, the Company's principal executive officer and principal financial officer, with the assistance of our then independent registered public accounting firm, analyzed the facts and circumstances surrounding the quantity and magnitude of the adjusting journal entries within certain subsidiaries at year end. After reviewing the adjustments and restatement entries and performing an evaluation of the internal controls within our reporting entities we concluded that, as of the end of such period, the Company's controls and procedures required further enhancements to ensure that the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The enhancements proposed by management to the Company's internal controls included i) the establishment of policies and procedures regarding capitalization and amortization of balances, ii) the establishment of policies and procedures for recording and processing transactions, and iii) the establishment of standards to review journal entries, account balances and financial statements. If we fail to successfully implement these enhancements, we may not be able to provide accurate and timely financial statements.

Our operating results could be adversely affected by the loss of certain key personnel.

        We are dependent on the experience and knowledge of certain executive officers. The primary executive leadership of the Company comes from Mr. Delford M. Smith, our founder and chairman of the board of directors, who is currently 75 years old. In addition to providing the Company with executive leadership, Mr. Smith and certain entities owned or controlled by Mr. Smith provide significant financing to the Company and serve as guarantors for most of the Company's debt. In the event of Mr. Smith's departure from the Company, we may be forced to restructure a significant portion of our financing agreements on terms which could be significantly less favorable than those currently existing.

        Extensive industry experience and knowledge of our operations is also held by key members of our senior management. The loss of Mr. Smith, or a substantial turnover or loss our other senior managers, could have a materially adverse effect on our results of operations and financial condition.

All of the outstanding shares of Holdings common stock are controlled by two principal shareholders.

        Mr. Delford M. Smith, our founder and the chairman of the board of directors, has control over, either directly or indirectly, approximately 85.1% of the outstanding shares of Holdings common stock. A trust controlled by, and for the benefit of, Mr. Delford M. Smith owns 75.1% of the outstanding shares and 10.0% is held by Mr. Delford M. Smith, as trustee, for the benefit of Mr. Mark C. Smith. Approximately 11.9% of the outstanding shares are held by Wells Fargo Bank, N.A., as trustee, for the benefit of Mr. Mark C. Smith, the son of Mr. Delford M. Smith, and the remaining 3.0% is owned by Mr. Mark C. Smith. Due to this stock ownership and subject to certain limitations imposed by our debt instruments, Mr. Delford M. Smith is able to control, subject to limitations imposed by our debt instruments, the corporate affairs of Holdings and Aviation, such as the election of directors, changes in corporate structure, mergers or sales of substantially all corporate assets, and approval of certain related party transactions.

Risk Factors Relating to the Air Transportation Services Industry

The air transportation services industry is highly competitive.

        The air transportation services industry is highly competitive, fragmented, and capital intensive. Successful competition in the industry depends on price, quality, safety, and reliability of service. Greater financial resources, newer aircraft, larger facilities, or lower cost structures provide air carriers with financial and operating advantages over their competitors.

        The air transportation services industry is also characterized by substantial price competition and volatility of demand due to changes in economic conditions. Due to excess capacity within the industry, the pricing structures of the market participants have dramatically changed, and such changes are expected to continue. During periods of slack demand, the various competitors within the industry utilize more efficient pricing in order to generate cash flow and maintain market share. In addition, some of our airline customers, particularly our customers for whom we perform ground handling and logistics services, may decide during periods of economic downturns to reduce their operating expense by establishing "in-house" operations. Our inability to effectively compete within the air transportation services industry would have a materially adverse effect upon our results of operations and financial condition.

The air transportation services industry is subject to extensive government regulation which could increase our operating costs and restrict our ability to conduct our business.

        The air transportation services industry is subject to extensive regulation, both domestically and abroad. The enactment of government regulation often results in increased operating costs or reduced revenues. From time to time, the FAA issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. We expect to continue incurring expenses to comply with the FAA's regulations.

        Pursuant to the provisions of the Aviation and Transportation Security Act, the TSA has implemented security measures that negatively affect operations and costs of the air transportation industry. Adoption by TSA of stricter requirements for the screening of cargo could have a materially adverse impact on our ability to efficiently process cargo, resulting in increased costs. In addition, foreign governments have instituted, and may continue to institute, additional security measures at airports within their own countries, either out of concern for internal security or in response to measures imposed by the United States. Our compliance with any additional security measures imposed by the TSA is expected to result in additional operating costs, some of which may be material.

        Many aspects of the air transportation services industry are subject to increasingly stringent laws protecting the environment. Future developments in the area of environmental regulation by the United States and foreign countries could adversely affect operations and increase operating costs in the air transportation services industry. For example, potential future actions that may be taken to limit the emission of greenhouse gases by the aviation section could significantly impact to the air transportation services industry. Any such developments could have a materially adverse effect upon our results of operations and financial condition.

Insurance costs have increased substantially since the September 11 terrorist attacks.

        As a result of the September 11 terrorist attacks, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for claims resulting from acts of terrorism, war, or similar events. At the same time, the insurers have significantly increased the premiums for such coverage and for aviation insurance in general. Future terrorist attacks involving aircraft, or the threat of such attacks, as well as other factors, could result in further increases in our costs for aviation insurance, and could further reduce the availability of such coverage.

         We cannot be assured that: i) we will be able to maintain our existing coverage on terms favorable to us; ii) the premiums for such coverage will not increase substantially; or iii) we will not bear substantial losses and lost revenues from accidents. If our liability from an incident exceeds the amount of our insurance coverage, we would be required to pay any such excess liability from our own assets. In addition, substantial claims resulting from an accident in excess of related insurance coverage or a significant increase in our current insurance expense could have a materially adverse effect on our results of operations and financial condition.

AVAILABLE INFORMATION

        General information about us can be found at www.evergreenaviation.com/invr.html. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our website at www.evergreenaviation.com/invr.html, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Information on our website is not incorporated into this Form 10-K or our other securities filings, and is not a part of such filings.

ITEM 2.	PROPERTIES

FLIGHT EQUIPMENT

        As of the date of this Annual Report, our aircraft fleet consisted of the following:

Large Fixed-Wing Aircraft	Capability	Owned		Leased	Total	In Service
Boeing 747-100	Cargo transport	5	(2)	-	5	5
Boeing 747-200	Cargo transport	5	(1) (2)	-	5	5
McDonnell Douglas DC-9-15	Cargo transport	2		-	2	-
McDonnell Douglas DC-9-30	Cargo transport	3	(1)	-	3	-

Total		15		-	15	10

Helicopters	Capability	Owned		Leased	Total	In Service
AB 139	15 passenger/5,500 lb.	-		1	1	1
Bell 205A-1	14 passenger	1		-	1	1
Bell 206B/206BIII	4 passenger	5		1	6	4
Bell 206L-3	6 passenger	4		6	10	10
Bell 212 (VFR/IFR)	14 passenger, twin engine	7		1	8	8
Bell 214ST	18 passenger	-		2	2	2
Eurocopter AS350 B2	5 passenger	-		5	5	5
Eurocopter AS350 B3	5 passenger	-		4	4	4
Eurocopter BK117C1	4 passenger	-		1	1	1
Eurocopter BO-105S	4 passenger or internal cargo	-		1	1	1
Eurocopter SA315B Lama	4 passenger, high altitude aircraft	3		-	3	3
Eurocopter SA316B	4 passenger	4		-	4	-
Eurocopter SA330J Puma	16,000 pound lift	-		2	2	2
Hiller UH-12E	3 passenger	2		-	2	-
Hughes 369D	4 passenger	5		-	5	4
Sikorsky H3	8,000 pound lift	1		-	1	-
Sikorsky S-61 (HH-3F)	8,000 pound lift	1		-	1	-
Sikorsky S-61R (CH-3E)	8,000 pound lift	1		-	1	1
Sikorsky S-64E	20,000 pound lift	1		-	1	1
Sikorsky CH-54	20,000 pound lift	1	(3)	-	1	-

Total		36		24	60	48

Small Fixed Wing Aircraft	Capability	Owned		Leased	Total	In Service
Beechcraft/King Air 200	Medical transport	1		1	2	2
CASA C-212-CC	Passenger or cargo, twin turbine	3		-	3	3
Cessna 172M	Support Aircraft	-		2	2	2
Cessna U206	Support aircraft	2		-	2	2
Gulfstream G-IV	15 passenger jet	-		1	1	1
Learjet 35-A	8 passenger jet	2		1	3	3
Lockheed C-130	Cargo transport	2		-	2	-

Total		10		5	15	13

Total - All Aircraft Types		61		29	90	71

(1)	One Boeing 747 aircraft and three DC-9 aircraft are owned by the Trust. Mr. Delford M. Smith holds a one-third beneficial interest in the portion of the Trust that owns the Boeing 747 aircraft. Evergreen International Aviation, Inc. holds the remaining two-thirds beneficial interest in the portion of the Trust that owns the Boeing 747 aircraft. Evergreen International Aviation, Inc. holds the entire beneficial interest in that portion of the Trust that owns the three DC-9 aircraft. The Trust leases the aircraft to Airlines.

(2)	The Boeing 747 aircraft are four-engine, wide-body aircraft. Two of the Boeing 747-200 aircraft are equipped with nose-loading capabilities, and the remaining Boeing 747 aircraft have side-loading capabilities. One of the Boeing 747 aircraft is equipped with 24,000 gallons of tank space.

(3)	The Sikorsky CH-54 Skycrane is currently being re-built to meet operational specifications.

        An inventory of spare engines and parts is maintained for each aircraft.

Encumbrances on Owned Aircraft

        One of the Boeing 747 aircraft and three of the DC-9 aircraft are encumbered by a first priority security interest granted to FINOVA Capital Corporation ("FINOVA") in connection with a $30.0 million secured loan agreement (the "FINOVA Note") that was executed in May 1997. See "Capital Resources" in Item 7 below and "Note 16 - Long-Term Debt Obligations" in Item 8 below. As of February 28, 2005, the outstanding principal balance of the FINOVA Note was $3.4 million.

        Substantially all of the remaining owned aircraft are encumbered by a first priority security interest granted to the Wells Fargo Lenders in connection with the Secured Credit Facility. See "Capital Resources" in Item 7 below and "Note 16 - Long-Term Debt Obligations" in Item 8 below. As of February 28, 2005, the outstanding principal balance of the Secured Credit Facility was $79.3 million.

         In addition, substantially all of our owned aircraft are encumbered by a second senior security interest granted under the Indenture Notes. See "Capital Resources" in Item 7 below and "Note 16 - Long-Term Debt Obligations" in Item 8 below. As of February 28, 2005, the outstanding principal balance of the Indenture Notes was $215.0 million.

Aircraft Purchase Commitments

        In order to create additional flexibility in our operating fleet, we engage in strategic acquisitions of fixed-wing and rotor aircraft, primarily through operating lease agreements. We acquire aircraft that can increase our operating fleet capacity and, if necessary at some point in time, be either sold or leased profitably. As of the date of this report, we have entered into agreements to purchase the following aircraft:

(in thousands)
		Purchase	Deposit
Aircraft	Quantity	Price	Paid
Boeing 747-230SF aircraft	2	$32,000	$2,000
Bell AB139 helicopter	1	7,950	1,500
Bell 206 L-4 helicopter	1	1,310	196
Bell 412EP IFT helicopter	2	12,670	2,534

Total		$53,930	$6,230

        Subject to finalization of financing or leasing arrangements, we expect to take delivery of all of the above-listed aircraft during fiscal year 2006. In addition, we anticipate that upon taking delivery, we will simultaneously sell and lease back the aircraft under operating lease agreements for lease terms not greater than three years.

Leased Aircraft

        We lease aircraft and engines under various agreements with both third parties and affiliates. Five of our small fixed-wing aircraft and 23 of our helicopters are leased under operating leases which have remaining lease terms ranging from six years to less than one year. Under many of these leases, we would be liable for a stipulated loss value if an event of default occurs and, in the event we prematurely terminate the lease, we would be liable for a lease termination fee. As of
February 28, 2005, the aggregate stipulated loss values for our aircraft leases was approximately $28.0 million, and the aggregate amount of lease termination fees was approximately $22.7 million.

        A number of our small fixed-wing aircraft and helicopter leases include options to purchase the aircraft either at the expiration of the lease or on certain lease anniversary dates ranging from two to four years. Although most of the purchase options are based upon the fair market value of the aircraft as of the purchase date, some of the leases provide for a guaranteed purchase option price. As of February 28, 2005, the aggregate amount of the guaranteed purchase option prices for our leased aircraft was approximately $13.8 million.

GROUND FACILITIES

        We own the campus of our corporate headquarters located in McMinnville, Oregon. In addition, we lease warehouse, office space, hangar, and maintenance facilities throughout the United States. The terms of these leases generally range from one month to five years, and often contain provisions for periodic adjustments of lease rates upon notification from the lessor. Historically, we have not experienced any difficulty in renewing our leases. We believe that our facilities are adequate for our current and near-term future needs.

        The Air Center leases its aircraft maintenance and storage facilities located at Pinal Air Park in Marana, Arizona. The facilities consist of 20 million square feet of ramp and storage area, a 6,850-foot runway capable of handling any commercial aircraft, and over 350,000 square feet of buildings and improvements. The 60,000 square foot main hangar can accommodate one Boeing 747 or four Boeing 737 aircraft at one time. A technologically advanced "aircraft strip, paint, and polish" facility, and a fuel depot are also located at the Air Center.

        We also lease land and buildings under various lease agreements with third parties and affiliates. In particular, EAGLE leases warehouse, office, and ramp space at the various airport locations served by EAGLE. In addition, we also lease corporate office space in McMinnville, Oregon from DMS Properties and Ventures Holdings.

        EAGLE provides ground handling and logistics services at 36 locations throughout the United States. At most of these locations, EAGLE leases the warehouse and office space utilized in its operations. Many of these lease agreements also allow non-exclusive use of ramp access and apron space.

        At February 28, 2005, our major leased ground facilities consisted of the following:

			Lease
		Business	Expiration
Location	Description	Segment	Date
JFK International Airport	Hanger #16 - offices and warehouse	Airlines	(1)
Jamaica, New York
Anchorage Merrill Field	Office, hangar and ramp space	Helicopters	2011
Anchorage, Alaska
Galveston Municipal Airport	Hangar	Helicopters	2032
Galveston, Texas	Ramp space		2018
T.F. Green State Airport	Hangar 1	Helicopters	(1)
Warwick, Rhode Island
Pinal Air Park	Building 66	Air Center	2032
Marana, Arizona
Atlanta Hartsfield International Airport	Warehouse and cargo bay	EAGLE	2006
Atlanta, Georgia
Dallas/Fort Worth International Airport	Warehouse and office space	EAGLE	(1)
DFW Airport, Texas
Detroit Metropolitan Intl. Airport	Warehouse and office space	EAGLE	2007
Detroit, Michigan
Hawthorne, California	Warehouse and office space	EAGLE	2006
JFK International Airport	Terminal #4 - office space	EAGLE	(1)
Jamaica, New York
Kansas City International Airport	Warehouse, office space, and ramp	EAGLE	2005
Kansas City, Missouri
Orlando International Airport	Tradeport warehouse	EAGLE	2006
Orlando, Florida
Miami International Airport	Warehouse	EAGLE	2006
Miami, Florida
General Mitchell International Airport	Office and cargo space	EAGLE	2009
Milwaukee, Wisconsin
Minneapolis-St. Paul International Airport	Office and warehouse	EAGLE	2006
Minneapolis, Minnesota
Oakland International Airport	Office and warehouse	EAGLE	2006
Oakland, California
Ontario International Airport	Steel industrial building	EAGLE	2009
Ontario, California
Portland International Airport	Building and ramp space	EAGLE	2007
Portland, Oregon	Cargo - West building and office		(1)
San Antonio International Airport	Warehouse, office and ramp space	EAGLE	2005
San Antonio, Texas
San Francisco International Airport	Warehouse, office and ramp space	EAGLE	2006
San Francisco, California
Sea-Tac International Airport	Warehouse building E	EAGLE	(1)
Seattle, Washington
Ted Stevens Anchorage International Airport	Warehouse and office space	EAGLE	2005
Anchorage, Alaska
Washington Dulles International Airport	Warehouse and office space	EAGLE	2007
Washington, D.C.

(1)	Month-to-month tenancy.

Other

        Vintage, a subsidiary of Holdings, owns a collection of vintage aircraft and the 120,000 square foot Evergreen Aviation Museum Building located on the Evergreen Museum Land in McMinnville, Oregon. Vintage leases the Evergreen Aviation Museum Building and Evergreen Museum Land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a non-profit corporation. See "Other" in Item 1 above.

        In addition, we lease office space and guest facilities in buildings that are owned by Mr. Smith or entities owned by, or controlled by, Mr. Smith. See "Lease Transactions" in Item 13 below.

ITEM 3.	LEGAL PROCEEDINGS

        The Company is currently involved in certain legal proceedings as discussed below. We plan to vigorously defend against these lawsuits, however, because of uncertainties related to both the potential amount and range of loss from pending litigation, management is unable to make a reasonable estimate of the liability that could result if there were an unfavorable outcome in any of these legal proceedings. As additional information becomes available, we will re-assess the potential liability related to pending litigation and revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact its results of operations, financial condition or cash flows. While we are party to other claims and actions arising in the ordinary course of business, we do not believe that these claims and actions to be materially adverse to our financial condition or operations.

Banc of America

        We are a defendant in Banc of America Securities LLC v. Evergreen International Aviation, Inc. et al., which was filed on May 22, 2003 in the Superior Court of the County of Meeklenburg in the State of North Carolina. Banc of America has alleged claims for breach of contract and quantum meruit, arising out of agreements in which Banc of America agreed to act as our financial agent in exchange for the payment of certain fees. The plaintiff has not yet specified an amount for damages.

        We filed a motion to dismiss for lack of jurisdiction, but the motion has been denied by both the trial court and the North Carolina Court of Appeals. We are currently evaluating further appellate and trial options.

Asiana Airlines

        On January 28, 2000, we entered into a contract with Asiana Airlines (“Asiana”) whereby we agreed to provide air freight services to Asiana in exchange for minimum payments to be made by Asiana throughout the term of the contract. The minimum payments were based on guaranteed block hour utilization and the contract was to continue through February 28, 2003. On August 28, 2001, Asiana notified us that Asiana would not make any further payments under the contract.

        On September 19, 2001, we filed proceedings in the United States District Court for the District of Oregon against Asiana to recover amounts owed by Asiana to us pursuant to the contract. On February 28, 2003, a jury returned a verdict in our favor and on April 28, 2003, the court entered a judgment for damages in the amount of $16.6 million in our favor. Asiana subsequently filed an appeal of the judgment with the Ninth Circuit Court of Appeals, and oral appellate arguments were held on May 2, 2005. As of the date of this Annual Report, we have not yet received notice of a ruling on the appeal.

Tridair Repair and Manufacturing

        On February 11, 2003, Tridair Repair and Manufacturing, Inc. (“Tridair”) filed a complaint against us in the United States District Court for the Central District of California (the “California Court”) alleging fraud and breach of contract. The allegations relate to an aircraft salvage contract under which we agreed to perform aircraft salvage services for Tridair in return for payments to be made by Tridair to us. Tridair subsequently transferred its litigation rights to Diversified Aero Asset Management, Inc. (“Diversified”), which had previously filed a complaint against the Air Center for similar claims. Diversified amended its complaint in order to seek $10.6 million in damages for fraud and breach of contract. Upon motion, the matter was transferred to the federal district court in Arizona and a jury trial was scheduled to begin on October 18, 2005.

        Subsequently, on May 6, 2005, the parties entered into a Settlement Agreement and Release whereby each party agreed to dismiss all claims, with prejudice, in exchange for the release of such party's equipment and property held by the other party, with each party bearing its own fees and costs. The Settlement Agreement and Release was executed by all parties on May 15, 2005.

Ducor Express Airlines

        On February 25, 2005, Ducor Express Airlines, Inc. ("Ducor") filed a claim against Airlines for breach of contract (the "Action") in the Supreme Court of New York, County of Queens. Ducor seeks damages of $41.7 million against Airlines in regard to certain agreements between the parties for Airlines to provide charter cargo flights from Hong Kong, China to Los Angeles, California during September 2004 through November 2004 (collectively, the "Charter Agreements"). On March 21, 2005, Airlines filed a counterclaim against Ducor in regard to the Charter Agreements. Subsequently, the parties have entered into negotiations for a Settlement Agreement whereby Ducor and Airlines i) will agree to file a stipulation of discontinuance of the Action with prejudice and ii) will agree to release and discharge the other from any and all claims and liabilities with respect to the Action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established public trading market for Holdings common stock. All of the Holdings common stock is beneficially owned by two individuals. For a description of the beneficial ownership of Holdings common stock, see Item 12 of this Annual Report.

        Holdings has not declared cash dividends on its common stock for the three most recent fiscal years. In addition, the Company's Secured Credit Facility and Indenture Notes restrict the ability of Aviation and its subsidiaries to pay dividends on common stock. For a description of such restrictions, see "Note 16 - Long-Term Debt" in Item 8 of this Annual Report.

        There are no outstanding options, warrants or rights for Holdings common stock. In addition, Holdings does not have an equity compensation plan.

        During fiscal year 2005, Holdings did not sell any securities which were not registered under the Securities Act of 1933, as amended. Holdings did not repurchase any shares of its common stock during the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

        The selected financial data presented below has been derived from our consolidated financial statements. For comparability of results, this information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7, and the consolidated financial statements and related notes included in Item 8 of this Annual Report.

Selected Results of Operations (in thousands of dollars)

			Fiscal Year

	2005 (1)	2004	2003	2002 (2)	2001 (3)>

Operating results
Operating revenues	$580,938	$535,634	$574,335	$447,707	$487,480
Operating expenses	549,937	512,578	492,694	432,221	403,811

Operating income	31,001	23,056	81,641	15,486	83,669

Interest expense	(35,933)	(34,840)	(30,576)	(34,297)	(46,461)
Other non-operating (expense) income	(833)	4,386	1,508	836	51

(Loss) income before minority interest and income taxes	(5,765)	(7,398)	52,573	(17,975)	37,259

Minority interest (4)	(1,276)	(1,116)	(962)	(879)	(814)

(Loss) income before income taxes	(7,041)	(8,514)	51,611	(18,854)	36,445

Income tax benefit (expense)	1,713	2,020	(19,804)	6,420	(16,374)

Net (loss) income	$(5,328)	$(6,494)	$31,807	$(12,434)	$20,071

(Loss) earnings per common share
Basic and Diluted	$(0.53)	$(0.65)	$3.16	$(1.24)	$2.00

Other Financial Data:
Cash capital expenditures	$69,816	$61,894	$60,826	$35,694	$68,574
Consolidated rental expense	45,094	39,436	33,150	28,751	12,299
Cash flows provided by (used in):
Operating activities	70,588	53,055	100,302	107,528	51,856
Investing activities	(67,601)	(62,281)	(52,199)	(16,835)	(43,351)
Financing activities	(4,340)	7,659	(51,387)	(87,397)	(18,906)

Selected Balance Sheet Data (in thousands of dollars)

	At the End of Fiscal Year

	2005	2004	2003	2002	2001

Cash and cash equivalents	$2,718	$4,071	$5,638	$8,922	$5,626
Working capital deficit (5)	(20,394)	(5,620)	(279,135)	(317,272)	(39,290)
Total assets	695,711	679,135	692,102	690,337	786,056
Long-term debt	292,860	299,937	18,455	26,198	327,853
Total debt (6)	307,105	312,256	303,858	355,245	422,843
Total stockholders' equity	183,612	188,940	195,434	163,627	176,061

Dividends declared per common share	$-	$-	$-	$-	$-

Ratio of earnings to fixed charges	(a)	(b)	2.1	(c)	1.7

(1)	Operating expenses during fiscal year 2005 included $1.3 million ($0.13 EPS) of impairment charges on aircraft.

(2)	During fiscal year 2002, operating revenues included $7.2 million ($0.72 EPS) of claims from the Air Transportation Safety and Systems Stabilization Act, and operating expenses included $16.0 million ($1.59 EPS) of impairment charges on aircraft.

(3)	Operating expenses during fiscal year 2001 included $20.0 million ($1.99 EPS) of impairment charges on aircraft and $57.9 million ($5.76 EPS) of net unusual credits. $58.7 million ($5.84 EPS) of the net unusual credits consisted of net proceeds from a lawsuit settlement regarding structural modification services performed on three of our Boeing 747 aircraft. We received a gross settlement of $75.0 million ($7.46 EPS), which was reduced by $16.3 million ($1.62 EPS) of related legal costs and vendor settlements. The remaining net unusual credits consisted of a $0.8 million charge ($0.08 EPS) related to a write-off of net assets due to the resolution of a labor classification dispute.

(4)	Represents the one-third beneficial interest held by Mr. Smith in that portion of the Trust which owns a Boeing 747 aircraft. The Trust leases the Boeing 747 aircraft to Airlines. Lease payments related to the minority interest in the Boeing 747 aircraft were $1.9 million per year for fiscal years 2001 through 2005.

(5)	Working capital (deficit) represents total current assets less total current liabilities.

(6)	Total debt represents the current portion and non-current portion of long-term debt, plus the note payable to affiliate.

(a)	Due to the registrant's loss in fiscal year 2005, the ratio of coverage was less than 1:1. The registrant would have had to generate additional earnings of $5.3 million to achieve coverage of 1:1.
(b)	Due to the registrant's loss in fiscal year 2004, the ratio of coverage was less than 1:1. The registrant would have had to generate additional earnings of $7.4 million to achieve coverage of 1:1.
(c)	Due to the registrant's loss in fiscal year 2002, the ratio of coverage was less than 1:1. The registrant would have had to generate additional earnings of $18.0 million to achieve coverage of 1:1.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Section Highlights

        The financial section of our Annual Report describes our ongoing operations, including discussions about our business segments, our ability to finance our operating activities, and trends and uncertainties in our industry that might affect our future operations. Our disclosures regarding the following items may be found within this section as follows:

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Page

Overview	25
Trends and Uncertainties	26
Critical Accounting Policies	27
Recent Accounting Pronouncements	31
Results of Operations for Fiscal Year 2005	32
as Compared to Fiscal Year 2004
Results of Operations for Fiscal Year 2004	39
as Compared to Fiscal Year 2003
Liquidity	44
Capital Resources	45

OVERVIEW

        We are a leading provider of integrated air cargo transportation and aviation support services. We provide global air cargo shipping, ground handling and logistics services, helicopter transportation services, small aircraft charters, and aircraft maintenance and repair services. Our diverse fleet of commercial aircraft and helicopters gives us the capability and flexibility to provide a wide array of air transportation services to our customers.

        Our fiscal year ends on the last of February. During fiscal year 2005, we recorded a net loss of $5.3 million, as compared to a net loss of $6.5 million and net income of $31.8 million for fiscal years 2004 and 2003, respectively.

Related Party Transactions

        Mr. Delford M. Smith, our founder and the chairman of our board of directors, has control over, either directly or indirectly, approximately 85.1% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, Ventures Acquisition Company, Ventures Holding, DMS Properties; and Greenpatch Farms. From time to time, we enter into leases and other transactions with Mr. Smith and the entities owned by, or controlled by, him. Further information regarding such leases and transaction may be found in Item 13 of this Annual Report.

TRENDS AND UNCERTAINTIES

        We pay close attention to, and monitor various trends and uncertainties in the markets we serve. Among the material trends and uncertainties that impact our operations are the following:

•	Price Competition – The air transportation services industry is characterized by substantial price competition and volatility of demand due to changes in economic conditions. Due to excess capacity within the industry, the pricing structures of the market participants have dramatically changed, and such changes are expected to continue. Competitors with newer, more cost efficient fleets are able to adjust their pricing schedules in order to generate cash flow and maintain market share. Many airlines have utilized, or threatened to utilize, bankruptcy as a means to achieve cost savings. In order to compete with competitors with lower cost structures, we have implemented cost saving measures when opportunities arise and have taken measures to improve the operating efficiency of our aircraft fleet.

•	Dependence Upon Government Contracts – A significant portion of our revenue stream is dependent upon our continued ability to provide airfreight services to the USAF Air Mobility Command and ground handling and logistics services to the U.S. Postal Service. We expect that business from the USAF Air Mobility Command and the U.S. Postal Service will continue to be the primary sources of our revenue for the foreseeable future. However, our contracts with these governmental agencies are not long-term, and the governmental agencies are not obligated to renew the contracts upon expiration.

•	Shift Away From Military Transport – In the past, we have generated a substantial portion of our flight revenues from airlift business for the USAF Air Mobility Command. Historically, the USAF Air Mobility Command's use of commercial aircraft for transport of military cargo has fluctuated based upon not only the requirements of the military, but also the stability of the regions in which the military is conducting operations. In order to mitigate the risks of fluctuating revenues due to variable demand for military transports, we have increased the utilization of our Boeing fleet to provide expanded commercial air cargo services on both transatlantic and Asian flights.

•	Shift in Utilization of Aircraft Fleet – Due to shifts in customer demand, utilization of our DC-9 fleet has substantially decreased. As a result of decreased utilization during fiscal year 2005, management perfomed an assessment on each the DC-9 aircraft in Airlines' fleet and determined that the expected cash flows for two of the DC-9 aircraft were not sufficient to recover the net carrying value of the assets. Consequently, we reduced the net carrying value of these DC-9 aircraft to reflect the appraised value of the aircraft. Although we continue to evaluate future prospects for utilization of the DC-9 aircraft, we anticipate that our utilization of these aircraft will not increase in the future.

In comparison, utilization of our Boeing 747 fleet increased during fiscal year 2005, and we anticipate that we will continue to increase our utilization of these aircraft for commercial contracts in the future. In order to meet our requirements for Boeing 747 aircraft utilization, we have entered into agreements to purchase two additional Boeing 747-230SF aircraft, with delivery to occur during fiscal year 2006.

•	Fuel Costs – Fuel costs constitute a significant portion of our operating expense. Fuel costs represented approximately 22.5% of our operating expenses for fiscal year 2005. Although we currently anticipate that fuel prices will continue to remain at all-time highs throughout our next fiscal year, we believe that the fuel escalation clauses in our contracts will significantly mitigate any adverse effects such fuel price increases would otherwise have upon our results of operations and financial condition. As of February 28, 2005, we did not have any fuel price hedges in place.

•	Aging Aircraft – The average age of our wide-body, fixed-wing aircraft is approximately 38 years. Our older aircraft tend to have higher maintenance and operational costs than newer aircraft, placing us at an economic disadvantage to our competitors who have newer, more cost-efficient aircraft. In addition, our older aircraft tend to consume more fuel per flight hour than newer aircraft. In order to improve the operating costs for our aircraft fleet, we have entered into an agreement to purchase two newer Boeing 747 aircraft.

•	Labor Costs for EAGLE – EAGLE's operations are labor-intensive, with labor costs comprising approximately 72.2% of our cost for ground handling and logistics services. Most of EAGLE's employees are part-time, and we continually adjust both the number of employees and hours worked in order to closely match personnel requirements with work-load.

•	Changing Technology – Within our Airlines and Helicopters segment, rapidly changing aircraft technology means that, from time to time, we may be required to upgrade our aircraft components in order to comply with FAA directives.

Rapid technological change also impacts the Air Center's ability to provide state-of-the-art aircraft maintenance services. Although the Air Center's broad range of services provides it with a certain competitive advantage, we must constantly upgrade our maintenance equipment in order to maintain that competitive edge. We face continued pressure from international competitors who have been upgrading their technological capabilities and expanding their facilities. In response, we have planned an expansion of our aircraft maintenance facilities at the Air Center which will enable the Air Center to expand its capabilities and range of services. However, as of the date of this report, we have not yet entered into a firm commitment for the proposed expansion of the Air Center.

        See "Risk Factors" in Item 1 of this Annual Report for a further discussion of the risks and uncertainties that impact us and the air transportation services industry.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that are most important to the portrayal of a company's financial condition and results and which require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other significant accounting policies, see "Note 2 - Significant Accounting Policies" in Item 8 of this Annual Report.

Depreciation of Aircraft

        We record our aircraft at acquisition cost upon delivery, and depreciate each aircraft, over its estimated remaining economic life, to its estimated residual value. We determine the estimated economic life and residual values of our aircraft by analyzing the current operating conditions for the aircraft, evaluating our economic expectations, and examining the estimated lives utilized by other airlines operating similar fleets.

         Estimates of the economic lives of our aircraft are based both on our experience and the experience of other airlines with respect to similar aircraft. Based upon these estimates, we are depreciating our DC-9 aircraft through 2023 and our Boeing 747 aircraft through points in time ranging from 2020 until 2028, depending upon the aircraft model. Estimated residual values of aircraft are based on our historical experience regarding the sale of both aircraft and spare parts. We annually review and, if necessary, revise the estimated residual values and economic lives of our aircraft to reflect changes in our fleet plans, aircraft technology, and other economic conditions. For example, in September 2003, we changed the estimated economic life of our helicopter fleet from 10 years to 20 years in order to more accurately reflect current operating conditions and economic expectations.

        We capitalize all costs of major renewals, modifications, and overhauls (such as "C" and "D" checks) of our aircraft. We amortize the costs of such major overhaul components as follows:

•	Large fixed-wing aircraft – Upon acquisition of a large fixed-wing aircraft, we segregate the costs of major overhaul components from the cost of the rest of the aircraft. We amortize the major overhaul component costs until the next scheduled overhaul, generally a period of ten years or less. The capitalized costs of subsequent overhauls are likewise amortized until the next scheduled overhaul.

•	Medium fixed-wing aircraft, light fixed-wing aircraft, and helicopters – The cost of major overhaul components are not separately amortized, but depreciated as a part of the cost of the aircraft. The cost of subsequent major overhauls are capitalized and amortized over the estimated operating hours, generally a period of two years or less.

•	Rotable assets – We capitalize the costs of rotable asset overhauls for our large fixed-wing aircraft and helicopters and then amortize these costs over the estimated useful lives of the overhauls, generally a period of five years or less. The cost of repairing rotable assets is expensed as incurred.

Impairment of Long-Lived Assets

         We evaluate the recoverability of our long-lived assets, primarily our aircraft and other property and equipment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate recoverability when events and circumstances indicate that the net carrying value of our long-lived assets may not be recoverable. We recognize an impairment loss when the sum of the undiscounted cash flows estimated to be generated by our long-lived assets is less than the assets' net carrying value. Our cash flow estimates are based on historical results, as adjusted to reflect our best estimates of future market and operating conditions. The net carrying value of our long-lived assets determined to be not recoverable is reduced to fair value. During fiscal year 2005, we incurred $1.3 million of impairment charges on aircraft.

Leased Aircraft - Overhauls and Lease Return Condition Costs

        We account for the overhaul and lease return condition costs of our leased aircraft in accordance with the applicable lease agreements. Generally, we capitalize the costs of the required major maintenance and inspection of engines and airframes for our leased aircraft. We then amortize such capitalized costs over the lesser of i) number of years until the next scheduled overhaul, generally a period of ten years or less, or ii) the termination of the lease.

Revenue Recognition

        The revenue recognition policies for each of our business segments are stated below:

        Airlines – Airlines generates most of its flight revenue under one of four types of contracts: an "all-in contract," a contract for the USAF Air Mobility Command/Civil Reserve Air Fleet program, a block space agreement, or an "ACMI" or "wet lease" agreement.

•	All-In Contract – Under an "all-in contract," Airlines pays for all operating expenses of the aircraft, including fuel costs. The price for an all-in contract is generally fixed; however, most of Airlines' all-in contracts also allow Airlines to adjust the contract price for increases in fuel prices.

•	USAF Air Mobility Command/Civil Reserve Air Fleet Programs – Under our agreement for the USAF Air Mobility Command/Civil Reserve Air Fleet program, we are paid on a per mile basis as adjusted for fuel prices. The contract price is inclusive of all costs incurred at commercial locations, and limited costs at military locations.

•	Block Space Agreement – Under a block space agreement, a freight forwarder reserves a certain amount of cargo space on a specific flight. The freight forwarder must pay for the space committed, even if the cargo is not delivered to Airlines for shipment. The amount of block space reserved is measured in terms of the number of pallet positions occupied by the freight.

•	ACMI Contract – Under an ACMI contract or "wet lease" arrangement, Airlines provides the aircraft, crew, maintenance, and insurance, while the customer bears all other operating expenses such as fuel and landing fees.

        Regardless of the type of contract, Airlines records revenue for each completed flight segment and, at the end of each reporting period, for each flight segment in process.

        EAGLE – EAGLE generates revenue by providing ground handling and logistics services to the U.S. Postal Service, passenger and cargo airlines, and express delivery customers. EAGLE typically provides these services under contracts that range in term from one to five years. Revenue is recorded when the services are rendered.

        Helicopters – Helicopters generates flight revenue under service contracts that range in term from less than one year to five years. Helicopters typically charges by the number of hours flown, with a minimum number of hours per day, plus a monthly availability fee. Helicopters frequently modifies its general pricing structure in order to more closely match the characteristics of the mission. The various types of pricing methods utilized by Helicopters includes pricing by weight for transport of goods, pricing by acre for aerial spraying, and pricing by number of pickups for construction work. Revenue is recorded when services are rendered.

        Air Center – The Air Center provides a range of support services to the air transportation industry. The types of support service revenues generated by the Air Center include aircraft maintenance and repair revenue, aircraft storage, and other support services. Revenue is recorded when services are rendered.

        EASL – EASL generates revenue by:

•	buying and selling aircraft, parts, and other aviation assets;
•	purchasing aircraft, parts, and engines for part-out and resale;
•	serving as a brokering agent for the sale of aviation assets owned by third parties; and
•	assisting the other subsidiaries of Aviation in the procurement of aircraft, parts, and engines.

        Revenue is recorded when the sale is closed.

        Agriculture – Agriculture generates revenue through sales of crops, processed agricultural products, and nursery products. Revenue is recorded when the product is shipped.

Allowance for Doubtful Accounts

        We maintain allowances for losses that may result from the inability of our customers to make required payments or from contract disputes. We also periodically record an allowance for the general collectibility of all other accounts receivable based upon factors such as the aging of receivables and historical collection experience. The February 28, 2005 and February 29, 2004 accounts receivable balances of $62.4 million and $39.4 million, respectively, are reported net of allowances for doubtful accounts of $1.7 million and $2.0 million, respectively.

        We periodically evaluate the collectibility of our accounts receivable balances based upon information currently available. If we determine that a customer will be unable to meet its financial obligations to us, or if we determine that collectibility of an account is unlikely, we record a specific write-off in order to reduce the related receivable to the expected recovery amount. During fiscal year 2004, EAGLE reduced its allowance for doubtful accounts by $6.1 million due to a write-off of receivables related to U.S. Postal Service contracts.

        In September 2001, we instituted proceedings against Asiana to recover certain amounts owed to us pursuant to a freighter service agreement with Asiana. See "Asiana Airlines" in Item 3 above. The freighter service agreement was in force until February 28, 2003 and we believe that we are entitled to the full amount that we would have earned if Asiana had continued to meet its contractual obligation. As of February 28, 2003, we had recorded an account receivable of
$27.2 million from Asiana, which was fully reserved on our books. We did not record any additional income after Asiana ceased making payments. Subsequently, during fiscal year 2004, the $27.2 million account receivable was written off against the fully reserved balance, resulting in no change to the net receivable and no income effect. Further information regarding the Asiana claim may be found in Item 3 of this Annual Report.

Goodwill

        Two of our business segments, EAGLE and Helicopters, have a combined goodwill of $5.5 million. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we evaluate the recoverability of the goodwill when events and circumstances indicate that the cash flows estimated to be generated by the reporting unit the goodwill is associated with are less than the goodwill's net carrying value. Our cash flow assumptions are based on historical experience with respect to capacity, expected revenue, operating costs, and other relevant factors. The net carrying value of goodwill determined to be not recoverable is reduced to fair value. During the last three fiscal years, we have not made any reductions to goodwill.

Income Taxes

         We account for income taxes in accordance with Statement of Financial Standards No. 109 Accounting for Income Taxes ("SFAS No. 109"). We record provisions for deferred income tax assets and liabilities in order to reflect the net tax effects of temporary differences between i) the tax basis of assets and liabilities and ii) their reported amounts in our consolidated financial statements. Such provisions are based upon enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

Current Fiscal Year

        Although a number of new accounting pronouncements were enacted during our fiscal year 2005, none of these pronouncements had, or is expected to have, a material effect on our consolidated financial statements.

Prior Fiscal Years

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R addresses how a company should apply the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain variable interest entities. In particular, FIN 46-R will apply in those situations in which i) the company does not have a controlling financial interest in the variable interest entity or ii) the variable interest entity does not have sufficient equity at risk for the variable interest entity to finance its activities without additional subordinated financial support. In those situations, FIN 46-R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved.

        The Company is required to adopt FIN 46-R as of the period ending May 31, 2005. Although management has not completed a final assessment of the impact of FIN 46-R on the Company, preliminary assessments have indicated that the Company may be the primary beneficiary of certain related party variable interest entities including, but not limited to, Ventures Holding and Ventures Acquisition Company. The Company leases certain assets consisting primarily of buildings and aircraft from these entities. Upon the Company’s adoption of FIN 46-R, management’s assessment may indicate that the financial statements of these entities should be included in the Company’s financial statements in the period of adoption and beyond. Such inclusion is not expected to have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL YEAR 2005 AS COMPARED TO FISCAL YEAR 2004

        The following information is derived from the audited consolidated financial statements of Evergreen Holdings, Inc. for fiscal years 2005 and 2004, which are included in Item 8 of this Annual Report.

			Increase
(in millions)	2005	2004	(decrease)

Operating revenues:
Flight revenue	$411.1	$377.7	$33.4
Sales of aircraft, parts and other property and equipment	13.3	17.3	(4.0)
Ground handling and logistics services revenue	111.1	99.8	11.3
Support services and other revenue	45.4	40.8	4.6

Total operating revenues	580.9	535.6	45.3

Operating expenses:
Flight costs	75.9	73.8	2.1
Fuel	123.8	96.8	27.0
Maintenance	76.5	73.3	3.2
Aircraft and equipment	49.2	49.8	(0.6)
Cost of sales of aircraft, parts, and other property and equipment	8.3	13.7	(5.4)
Cost of ground handling and logistics services	99.8	89.1	10.7
Cost of support services and other revenue	52.1	39.0	13.1
Selling, general, and administrative expenses	64.3	77.1	(12.8)

Total operating expenses	549.9	512.6	37.3

Income from operations	31.0	23.0	8.0

Non-operating (expense) income:
Interest expense	(35.9)	(34.8)	(1.1)
Other non-operating (expense) income, net	(0.8)	4.4	(5.2)

(Loss) income before minority interest and income taxes	(5.7)	(7.4)	1.7

Minority interest	(1.3)	(1.1)	(0.2)

(Loss) income before income taxes	(7.0)	(8.5)	1.5

Income tax benefit (expense)	1.7	2.0	(0.3)

Net (loss) income	(5.3)	(6.5)	1.2

Operating Revenue

        Total operating revenues for fiscal year 2005 were $580.9 million, which was a $45.3 million, or 8.5%, increase from total operating revenues of $535.6 million for fiscal year 2004.

        Flight Revenue — Flight revenue accounted for $411.1 million, or approximately 70.8%, of our total operating revenues for fiscal year 2005. Compared to fiscal year 2004, we experienced a $33.4 million, or 8.8%, increase in our flight revenue.

• Airlines — During fiscal year 2005, Airlines generated $371.2 million of flight revenue, as compared to
$342.9 million during fiscal year 2004, resulting in a $28.3 million increase. The increase was primarily attributable to a $53.0 million increase in revenues from commercial air cargo contracts, as partially offset by a $24.7 million decrease in revenues from USAF Air Mobility Command contracts.

Commercial Contracts — During fiscal year 2005, flight revenue from our commercial customers increased by $53.0 million as compared to fiscal year 2004. Increased utilization of our Boeing 747 fleet for commercial flights out of Asia accounted for a $60.9 million increase in commercial flight revenue. However, those increases were partially offset by a $7.9 million decrease in DC-9 commercial flight revenue due to the completion of two air cargo contracts with DHL and the U.S. Postal Service.

USAF Air Mobility Command Contracts — Although we increased our USAF Air Mobility Command contract prices for pass-throughs of fuel price escalations and we were able to better utilize and position our aircraft on one-way flights to Europe, our total flight revenue from USAF Air Mobility Command missions during fiscal year 2005 decreased by $24.7 million, as compared to fiscal year 2004, primarily due to:

•	during the first quarter of fiscal year 2005, a decision by the USAF Air Mobility Command to shift away from the use of commercial aircraft in favor of using organic military transport aircraft for movements of cargo into Iraq;
•	a reduction in aircraft availability due to periodic maintenance and enhancement modifications; and
•	a shift in the utilization of our Boeing 747 fleet capacity from USAF Air Mobility Command missions to commercial air cargo flights out of Asia.
• Helicopters — During fiscal year 2005, Helicopters generated $39.9 million of flight revenue, as compared to $34.8 million for fiscal year 2004, resulting in a $5.1 million increase in revenue. The increase in flight revenue was primarily attributable to new service contracts with the United Nations and additional long-term contracts with the
U.S. Navy. The increase in revenues generated from these new contracts was partially offset by a reduction in revenues generated from fire suppression contracts due to more favorable weather conditions during the summer of 2004.

        Sales of Aircraft, Parts, and Other Property and Equipment — Revenue from sales of aircraft, parts, and other property and equipment was $13.3 million during fiscal year 2005 as compared to $17.3 million for fiscal year 2004, resulting in a $4.0 million, or 23.1%, decrease in sales revenue.

• Airlines — Sales of aircraft, parts and other assets in our Airlines segment decreased by approximately
$5.5 million during fiscal year 2005 as compared to fiscal year 2004. The decrease was primarily attributable to the $3.8 million sale of a Gulfstream II aircraft in fiscal year 2004 without a corresponding sale in fiscal year 2005. In addition, Airlines' sales of aircraft and engine parts decreased by approximately $1.7 million as a result of decreased sales volume.

• Other — Sales of aircraft parts, engine parts, and other assets in our Helicopters, EAGLE, and Air Center segments decreased by approximately $1.9 million during fiscal year 2005 as compared to fiscal year 2004, primarily because of increased volume of aircraft and engine part-out sales in our EASL segment.

• EASL — During fiscal year 2005, EASL assumed existing and future responsibility for sales of aircraft and engine part-outs. As a result, during fiscal year 2005, sales in our EASL segment increased by approximately $3.4 million, as compared to fiscal year 2004, primarily as a result of an increase in part-out sales for a Boeing 757 aircraft, a Boeing 747 aircraft, and two Pratt & Whitney JT9D engines.

        Ground Handling and Logistics Services Revenue — EAGLE generated $111.1 million of revenue from ground handling and logistics services during fiscal year 2005 as compared $99.8 million during fiscal year 2004, resulting in a
$11.3 million, or 11.3%, increase in revenue.

        During fiscal year 2005, EAGLE expanded the volume of ground handling and logistics services provided to British Airways, resulting in a $5.9 million increase in revenue. EAGLE also increased the volume of ground handling and logistics services provided to its other domestic and foreign commercial customers, resulting in a $3.7 million increase in revenue.

         In addition, we recognized a $1.7 million increase in revenues from our U.S. Postal Service contract. The increase was primarily attributable to a $4.1 million increase in the applicable labor rates for our Shared Network ("SNET") contracts with the U.S. Postal Service. See "Operating Expenses - Cost of Ground Handling and Logistics Services" below. This increase was partially offset by a $2.4 million decrease in volume of services provided.

        Support Services and Other Revenue — Support services and other revenue was $45.4 million for fiscal year 2005, as compared to $40.8 million for fiscal year 2004, resulting in a $4.6 million, or 11.3%, increase in revenue.

• Aircraft Support Services — An increase in the level of aircraft maintenance and other aircraft support services provided by Airlines, Helicopters, and the Air Center to third parties resulted in a $6.1 million increase in aircraft support service revenues.

• Agriculture —During fiscal year 2005, Agriculture's revenues decreased by $1.5 million, primarily as a result of a decrease in the sale of hazelnuts. During fiscal year 2004, Agriculture purchased and then re-sold the hazelnut crop of Greenpatch Farms, which generated sales revenue for Agriculture. However, during fiscal year 2005, Agriculture did not purchase the hazelnut crop, but instead merely served as a broker for the sale of the crop by Greenpatch Farms.

The decrease in Agriculture's revenue during fiscal year 2005 was also partially attributable to i) a decrease in grass seed sales due to a lower crop yield and ii) decreased sales of processed agricultural products due to a change in marketing strategy.

Operating Expenses

        Total operating expenses for fiscal year 2005 were $549.3 million, which was a $37.5 million, or 7.3%, increase from $512.6 million of expenses during fiscal year 2004.

        Flight Costs — Flight costs were $75.9 million for fiscal year 2005, as compared to $73.8 million for fiscal year 2004, resulting in a $2.1 million, or 2.8% increase in expense.

• Airlines — A $0.6 million increase in flight costs for Airlines was driven by increases for USAF Air Mobility Command commissions, higher crew costs, and higher travel costs, which were offset by reductions in costs for European overflys and DC-9 flight costs, as discussed below.

Increases in Expense. A $3.1 million increase in Airlines' flight costs was attributable to increases in crew costs and travel-related expenses as a result of both the expansion and increase in the number of our commercial air cargo flights from Asia. In addition, the commission rate we pay to our USAF Air Mobility Command teaming member increased with the new contract, resulting in a $0.7 million increase in commissions expense.

Decreases in Expense. Better positioning of our aircraft on transatlantic flights resulted in a decrease in the number of flights that we flew to and through Europe, thereby reducing our flight costs by $1.5 million. We also recognized a $1.7 million reduction in flight costs due to the completion of a DHL air freight services contract.

• Helicopters — Flight costs for Helicopters increased by approximately $1.5 million, primarily due to the additional flight crew costs, training costs, and travel expenses associated with an increase in the number of helicopter contracts for fiscal year 2005, as compared to fiscal year 2004.

        Fuel — Fuel expense was $123.8 million for fiscal year 2005, as compared to $96.8 million for fiscal year 2004, resulting in a $27.0 million, or 27.9%, increase in fuel expense.

• Airlines — Airlines' fuel expense increased by $25.8 million. Most of the increase in fuel expense was attributable to sharply rising prices for aviation fuel within the commercial flight sector. Fuel expense for USAF Air Mobility Command missions also increased, but only moderately, because the pegged contract fuel rate for military flights is more favorable than for commercial contracts.

• Helicopters — Helicopters' fuel expense increase of $1.2 million was primarily attributable to i) increased consumption due to increased flight activity and ii) general increases in aviation fuel prices.

        Maintenance — Aircraft maintenance expense was $76.5 million for fiscal year 2005, as compared to $73.3 million for fiscal year 2004, resulting in a $3.2 million, or 4.4%, increase in expense.

• Airlines — Maintenance expense for Airlines increased by approximately $4.2 million. Our amortization expense for capitalized airframe maintenance costs increased by $4.8 million, primarily as a result of $5.0 million of maintenance expense incurred in connection with the scheduled lease expirations for two DC-9 aircraft. See "Note 7 - Expiration of Aircraft Lease" in Item 8 of this Annual Report. The increase in amortization expense was partially offset by decreases in our capitalized engine overhaul costs due to continued use of leased engines.

• Helicopters — Maintenance expense for Helicopters' aircraft decreased by approximately $0.9 million. The decrease was primarily attributable to a reduction in start-up and configuration costs during fiscal year 2005, as compared to fiscal year 2004.

        Aircraft and Equipment Expense — Aircraft and equipment expense was $49.2 million for fiscal year 2005, as compared to $49.8 million for fiscal year 2004, resulting in a $0.6 million, or 1.2%, decrease in expense.

• Airlines — In general, during fiscal year 2005 Airlines was able to reduce its aircraft costs by $3.4 million primarily as a result of:

•	a $2.3 million reduction in engine rental expense due to lower lease rates;
•	a $0.5 million reduction in aircraft insurance costs; and
•	a $0.6 million reduction in the depreciation of DC-9 aircraft components.

These reductions were partially offset by $1.3 million of impairment charges to the net carrying value of our DC-9 aircraft fleet. See "Note 6 - Impairment of Assets" in Item 8 of this Annual Report.

• Helicopters — An approximate $1.5 million increase in aircraft and equipment expense for Helicopters was primarily attributable to increases in helicopter lease expenses, as partially offset by decreases in depreciation expense.

        Cost of Sales of Aircraft, Parts, and Other Property and Equipment — Cost of sales of aircraft, parts, and other property and equipment was $8.3 million for fiscal year 2005, as compared to $13.7 million for fiscal year 2004, resulting in a $5.4 million, or 39.4%, decrease in cost of sales.

•	Approximately $4.8 million of the decrease was attributable to the sale of a Gulfstream II aircraft in fiscal year 2004 without a corresponding sale in fiscal year 2005.

•	Approximately $2.4 million of the decrease was attributable to a reduction in aircraft and engine part-out sales from our Airlines, Helicopters, and Air Center segments.

        These decreases were partially offset by a $1.8 million increase in EASL's cost of sales because, during fiscal year 2005, EASL assumed responsibility for sales of aircraft and engine part-outs.

        Cost of Ground Handling and Logistics Services — Cost of ground handling and logistics services was $99.8 million for fiscal year 2005, as compared to $89.1 million for fiscal year 2004, resulting in a $10.7 million, or 12.0%, increase in expense. The increase was primarily attributable to:

•	a $2.8 million increase in labor expense due to expansion of services provided to British Airways;
•	a $3.8 million increase in the applicable labor rates for our SNET contracts with the U.S. Postal Service. See "Operating Revenue - Ground Logistics Services Revenue" above;
•	a $2.3 million increase in expenses for equipment and fuel due to expansion of services for new customers;
•	a $0.4 million charge for workmans compensation expense; and
•	a $1.4 million reclassification of allocated corporate expenses from cost of ground logistics services to selling, general and administrative services.

        Cost of Support Services and Other Revenue — Cost of support services and other revenue was $52.1 million for fiscal year 2005, as compared to $39.0 million for fiscal year 2004, resulting in a $13.1 million, or 33.6%, increase in support costs. Cost of support services increased in the following areas during fiscal year 2005:

•	approximately $8.0 million of the increase was attributable to increased landing fees and ground handling expenses in our Airlines segment due to increased flight activity;
•	approximately $5.4 million of the increase was attributable to increased support costs at the Air Center due to an increase in the volume of aircraft maintenance services provided to third parties; and
•	approximately $2.4 million of the increase was attributable to additional support costs incurred by our Helicopters and EAGLE segments due to the increased volume of services in those segments.

Agriculture — In comparison to the above increases in other support costs, Agriculture's cost of goods sold decreased by $2.8 million during fiscal year 2005.

• Approximately $2.1 million of the decrease was attributable to a decrease in sales of hazelnuts during fiscal year 2005 as compared to fiscal year 2004. During fiscal year 2004, Agriculture purchased and then resold the hazelnut crop of Greenpatch Farms, which generated cost of goods sold for Agriculture. However, Agriculture did not purchase the fiscal year 2005 hazelnut crop, but instead merely served as the broker for the sale of the crop by Greenpatch Farms, resulting in a corresponding decrease in Agriculture's cost of goods sold with respect to the sale of Greenpatch Farms' fiscal year 2005 hazelnut crop.

• Agriculture's fiscal year 2005 cost of goods sold was also lower due to i) lower grass seed sales and ii) decreased sales of processed agricultural products due to a change in marketing strategy.

        Selling, General, and Administrative — Total selling, general, and administrative expense for fiscal year 2005 was $64.3 million, as compared to $77.1 million for fiscal year 2004, resulting in an $12.8 million, or 16.6% decrease in expense. The decrease was primarily attributable to the following factors:

•	approximately $7.1 million was attributable to company-wide reductions in payroll costs, professional fees, and travel expense;
•	approximately $2.1 million was attributable to the professional fees and travel expenses incurred during fiscal year 2004 in conjunction with the restructuring of our long-term debt and issuance of the Indenture Notes in May 2003;
•	approximately $2.0 million was attributable to a fiscal year 2004 increase in EAGLE's bad debt allowance;
•	approximately $1.0 million was attributable to a decrease in the salary compensation paid to Mr. Smith under his Employment Agreement; and
•	approximately $0.6 million was attributable to a reclassification by EASL of certain "selling, general, and administrative costs" as "costs of support services and other revenue."

Interest Expense

         Interest expense for fiscal year 2005 was $35.9 million, which was a $1.1 million, or 3.2%, increase from $34.8 million in fiscal year 2004. The increase was primarily attributable to higher interest rates being charged by the Company's lenders during fiscal year 2005, as partially offset by approximately $0.5 million of interest charges and other fees incurred by us in connection with the restructuring of our long-term debt and issuance of the Indenture Notes during fiscal year 2004.

Other Non-Operating Expense and Income

        During fiscal year 2005, we recognized $0.8 million of other non-operating expense, which was a $5.2 million increase in expense from $4.4 million of other non-operating income during fiscal year 2004.

        During fiscal year 2005, we incurred $3.8 million of non-operating expense that was primarily attributable to loan prepayment penalties, legal fees, and the write-off of unamortized loan acquisition costs which were incurred in conjunction with the full repayment and termination of our revolving line of credit with PNC Bank, N.A. (“PNC Bank”) in May 2004. The expense was partially offset by i) a $1.9 million gain recorded by Airlines on insurance proceeds received from a bird strike incident (as discussed below) and ii) a $0.9 million gain realized on the sale of land and farming equipment in Agriculture.

        Gains from Insurance Settlements – During fiscal year 2005, we received a $3.1 million settlement on an insurance claim related to damages sustained by a Boeing 747 engine as the result of a bird strike incident. After application of engine repair costs of $1.2 million, we realized a gain from insurance proceeds of $1.9 million.

        In comparison, in fiscal year 2004, we settled an insurance claim related to damages to an aircraft and four engines (at the time, we were leasing two of the engines under operating leases). After application of a $1.0 million deductible and repair costs of $3.2 million, we realized net insurance proceeds of $8.2 million from the claim. We then expensed $4.1 million of the net insurance proceeds for a buy-out of the two leased engines, resulting in a $4.1 million gain on the insurance settlement.

        In both of the settlements, the insurance company agreed to release the gross settlement amount of the insurance proceeds to us in exchange for a right of subrogation to all of our legal and equitable rights and remedies against any third party adjudged liable for the incident. Therefore, the insurance company has no right to proceed against us with respect to either settlement.

Income Tax Expense

        Our income tax benefit for fiscal year 2005 was $1.7 million, as compared to an income tax benefit of $2.0 million for fiscal year 2004. The decrease in the income tax benefit was due primarily to a pre-tax loss of $7.0 million for fiscal year 2005, as compared to a pre-tax loss of $8.5 million for fiscal year 2004. The tax benefits in fiscal years 2005 and 2004 were computed at the statutory rates of 34.0% for federal tax and a blended rate of approximately 4.0% for state taxes.

        The following table sets forth the calculation of our income tax benefit (expense) for fiscal years 2005 and 2004:

(in thousands)	2005	2004

Income (loss) before income taxes	$(7,041)	$(8,514)

Combined federal and state tax rates	38.13%	38.13%

"Expected" income tax benefit (expense)	2,684	3,246

Other adjustments	(971)	(1,226)

Income tax benefit (expense)	$1,713	$2,020

        At February 28, 2005 and February 29, 2004, we had federal income tax net operating loss carryforwards of $96.0 million and $88.8 million, respectively. At February 28, 2005 and February 29, 2004, we had state income tax net operating loss carryforwards of $73.8 million and $34.5 million, respectively. These net operating loss carryforwards expire in the years 2007 through 2024. During fiscal years 2005 and 2004, we reduced our taxes currently payable by $0.9 million and $0, respectively, from the utilization of net operating loss carryforwards. At February 28, 2005 and February 29, 2004, we had an alternative minimum tax (AMT) credit available of $10.5 million which is available to offset future regular taxes that are in excess of future alternative minimum taxes. Under current tax law, the carryforward period for the AMT credit is unlimited.

RESULTS OF OPERATIONS FOR FISCAL YEAR 2004 AS COMPARED TO FISCAL YEAR 2003

        The following information is derived from the audited consolidated financial statements of Evergreen Holdings, Inc. for fiscal years 2004 and 2003, which are included in Item 8 of this Annual Report.

			Increase
(in millions)	2004	2003	(decrease)

Operating revenues:
Flight revenue	$377.7	$400.6	$(22.9)
Sales of aircraft, parts and other property and equipment	17.3	12.1	5.2
Ground handling and logistics services revenue	99.8	129.7	(29.9)
Support services and other revenue	40.8	31.9	8.9

Total operating revenues	535.6	574.3	(38.7)

Operating expenses:
Flight costs	73.8	69.8	4.0
Fuel	96.8	100.2	(3.4)
Maintenance	73.3	69.7	3.6
Aircraft and equipment	49.8	44.1	5.7
Cost of sales of aircraft, parts, and other property and equipment	13.7	8.9	4.8
Cost of ground handling and logistics services	89.1	104.6	(15.5)
Cost of support services and other revenue	39.0	32.6	6.4
Selling, general, and administrative expenses	77.1	62.8	14.3

Total operating expenses	512.6	492.7	19.9

Income from operations	23.0	81.6	(58.6)

Non-operating (expense) income:
Interest expense	(34.8)	(30.6)	(4.2)
Other non-operating (expense) income, net	4.4	1.5	2.9

(Loss) income before minority interest and income taxes	(7.4)	52.5	(59.9)

Minority interest	(1.1)	(1.0)	(0.1)

(Loss) income before income taxes	(8.5)	51.5	(60.0)

Income tax benefit (expense)	2.0	(19.8)	21.8

Net (loss) income	(6.5)	31.7	(38.2)

Operating Revenue

        Total operating revenues for fiscal year 2004 were $535.6 million, which was a $38.7 million, or 6.7%, decrease from total operating revenues of $574.3 million for fiscal year 2003.

        Flight Revenue — Flight revenue accounted for $377.7 million, or approximately 70.5%, of our total operating revenues for fiscal year 2004. Compared to fiscal year 2003, we experienced a $22.9 million or 5.7% decrease in our flight revenue.

• Airlines — During fiscal year 2004, Airlines generated $342.9 million of flight revenue, as compared to
$369.2 million during fiscal year 2003, resulting in a $26.3 million decrease in revenue. Although Airlines experienced a $30.5 million increase in flight revenue from USAF Air Mobility Command contracts, flight revenue from commercial air cargo contracts decreased by $56.8 million.

USAF Air Mobility Command Contracts — The $30.5 million increase in flight revenue from USAF Air Mobility Command contracts was primarily attributable to increased requirements of the USAF Air Mobility Command for support of U.S. military activity in Iraq.

Commercial Contracts — The $56.8 million decrease in flight revenue from commercial air cargo contracts during fiscal year 2004, as compared to fiscal year 2003, was primarily attributable to the following factors:

•	revenues from Asian charters was greater in fiscal year 2003 as the result of increased demand due to a West Coast dock strike;
•	completion of an air cargo contract for Finnair during the early portion of fiscal year 2004 resulted in decreased revenues for the remainder of fiscal year 2004, as compared to fiscal year 2003; and
•	in fiscal year 2004, a decrease in revenues from U.S. Postal Service contracts for provision of services primarily to southeastern Alaska.

• Helicopters — During fiscal year 2004, Helicopters generated $34.8 million of flight revenue, as compared to $31.4 million for fiscal year 2003, resulting in a $3.4 million, or 10.9%, increase in revenue. The increase in flight revenue was primarily attributable to the following factors:

•	new air ambulance service in Alaska;
•	an increase in offshore oil support work; and
•	an increase in NASA shuttle recovery work.

        Sales of Aircraft, Parts, and Other Property and Equipment — Revenue from sales of aircraft, parts, and other property and equipment was $17.3 million during fiscal year 2004, as compared to $12.1 million for fiscal year 2003, resulting in a $5.2 million, or 43.0%, increase in sales revenue. The increased sales revenue was primarily attributable to the following transactions during fiscal year 2004:

•	sale of a Gulfstream II aircraft for $3.8 million;
•	sales of two Boeing 767 aircraft for $4.5 million;
•	sale of two A-300 aircraft for $0.9 million; and
•	sale of two de-icing trucks for $0.5 million.

        Ground Handling and Logistics Services Revenue — EAGLE generated $99.8 million of revenue from ground handing and logistics services during fiscal year 2004 as compared $129.7 million during fiscal year 2003, resulting in a
$29.9 million, or 23.1%, decrease in revenue. The decrease was primarily driven by the elimination of a $14.3 million U.S. Postal Service Christmas Network contract and a $13.8 million reduction in volume under a U.S. Postal Service Shared Network contract.

        Support Services and Other Revenue — Support services and other revenue was $40.8 million for fiscal year 2004, as compared to $31.9 million for fiscal year 2003, resulting in a $8.9 million, or 27.9%, increase in revenue. Approximately $7.5 million of the increase was primarily attributable to an increase in the level of aircraft heavy maintenance, aircraft storage, and other support services provided by us to third parties.

        During fiscal year 2004, revenues from our agricultural operations also increased by approximately $1.3 million, as compared to fiscal year 2003. The increased revenues during fiscal year 2004 were primarily due to increased Christmas tree sales, brokered sales of the hazelnut crop of Greenpatch Farms, and increased agricultural sales generated by reduced margins on excess inventory.

Operating Expenses

        Total operating expenses for fiscal year 2004 were $512.6 million, which was a $19.9 million, or 4.0%, increase from $492.7 million during fiscal year 2003.

        Flight Costs — Flight costs were $73.8 million for fiscal year 2004, as compared to $69.8 million for fiscal year 2003, resulting in a $4.0 million, or 5.7%, increase in expense.

• Airlines — A $3.3 million increase in flight costs for Airlines was primarily driven by increases in the number of European overflys on USAF Air Mobility Command missions.

• Helicopters — An increase in helicopter charters resulted in a corresponding $0.7 million increase in flight crew costs and travel expenses during fiscal year 2004, as compared to fiscal year 2003.

        Fuel — Fuel expense was $96.8 million for fiscal year 2004, as compared to $100.2 million for fiscal year 2003, resulting in a $3.4 million, or 3.4%, decrease in fuel expense.

• Airlines — Airlines' fuel expense was $94.4 million for fiscal year 2004, as compared to $98.4 million for fiscal year 2003, resulting in a decrease of $4.0 million in fuel expense. Approximately $2.4 million of the decrease was attributable to reductions in gallons purchased. The remaining $1.6 million decrease was primarily attributable to an excise tax credit received during fiscal year 2004.

• Helicopters — Helicopters' fuel expense was $2.4 million for fiscal year 2004, as compared to $1.8 million for fiscal year 2003, resulting in a $0.6 million increase in fuel expense. The increase was primarily attributable to increased consumption due to higher flight activity and general increases in aviation fuel prices.

        Maintenance — Aircraft maintenance expense was $73.3 million for fiscal year 2004, as compared to $69.7 million for fiscal year 2003, resulting in a $3.6 million, or 5.2%, increase in expense.

• Airlines — Maintenance expense for Airlines' aircraft decreased by approximately $1.9 million. The decrease in maintenance expense was primarily driven by a $4.6 million reduction in the amortization of engine overhauls, a
$3.4 million reduction in amortization of our DC-9 fleet, and $1.6 million of reductions in routine maintenance and "B" checks. Partially offsetting these reductions, Airlines also experienced a $7.7 million increase in amortization of heavy maintenance "C" check costs during fiscal year 2004.

• Helicopters — Maintenance expense for Helicopters' aircraft increased by $5.5 million. The increase was due primarily to i) additional start-up and configuration costs that were incurred during fiscal year 2004 in order to prepare the fleet for current year contracts, ii) an increase in fleet size, iii) a shift from medium to light helicopters, and
iv) greater flight activity.

        Aircraft and Equipment — Aircraft and equipment expense was $49.8 million for fiscal year 2004, as compared to $44.1 million for fiscal year 2003, resulting in a $5.7 million, or 12.9%, increase in expense.

• Airlines — Aircraft and equipment expense for Airlines increased by $2.5 million during fiscal year 2004, as compared to fiscal year 2003. The increase was primarily attributable to an increase in the number of leased engines being utilized.

• Helicopters — Aircraft and maintenance expense for Helicopters increased by $3.2 million increase, primarily as a result of the use of additional leased aircraft.

        Cost of Sales of Aircraft, Parts, and Other Property and Equipment — Cost of sales of aircraft, parts, and other property and equipment was $13.7 million for fiscal year 2004, as compared to $8.9 million for fiscal year 2003, resulting in a $4.8 million, or 53.9%, increase in cost of sales. The increase was primarily attributable to:

•	the fiscal year 2004 sale in our Airlines segment of a Gulfstream II aircraft with carried costs of $4.8 million; and
•	a $1.3 million increase in our EASL segment due to increased third party aircraft part out sales during fiscal year 2004.

        These increases were partially offset by:

•	a $0.8 million decrease in the Air Center's costs of sales of aircraft, parts, and other property and equipment as a result of reduced sales activity during fiscal year 2004; and
•	a $0.5 million decrease in Helicopters' costs of sales of aircraft, parts, and other property and equipment during fiscal year 2004 as a result of reduced third party sales.

        Cost of Ground Handling and Logistics Services — Cost of ground handling and logistics services was $89.1 million for fiscal year 2004, as compared to $104.6 million for fiscal year 2003, resulting in a $15.5 million, or 14.8%, decrease in expense. The decrease in expenses was primarily attributable to reduced revenue activities which resulted in decreased expenses for labor, travel, equipment, and outside services.

        Cost of Support Services and Other Revenue — Cost of support services and other revenues was $39.0 million for fiscal year 2004, as compared to $32.6 million for fiscal year 2003, resulting in a $6.4 million, or 19.6%, increase in support costs. The increase was primarily attributable to a $4.2 million increase in support costs at the Air Center and a $2.5 million increase in the cost of agricultural goods sold due to increased brokered sales of hazelnuts. These increases were partially offset by a reduction of approximately $0.3 million in landing fees and other flight support costs for Airlines due to a shift of flight activity from commercial flight contracts to military contracts under which a higher percentage of such support costs were passed through to the USAF Air Mobility Command.

        Selling, General, and Administrative — Total selling, general, and administrative expense for fiscal year 2004 was $77.1 million, as compared to $62.8 million for fiscal year 2003, resulting in a $14.3 million, or 22.8%, increase in expense. The increase was primarily attributable to the following:

•	a $4.0 million bonus paid to Mr. Smith in fiscal year 2004;
•	an increase of $1.6 million in legal and professional fees;
•	an increase of $2.1 million for workers' compensation expense in our EAGLE segment;
•	a $2.0 million charge by EAGLE for bad debt expense related to U.S. Postal Service receivables; and
•	increased expenses of approximately $5.2 million for travel, rents, sales and administrative expenses, and field support costs.

Interest Expense

         Interest expense for fiscal year 2004 was $34.8 million, which was a $4.2 million, or 13.7%, increase from $30.6 million in fiscal year 2003. The $4.2 million increase in interest expense was primarily attributable to:

•	An increase in the average rate of interest on our outstanding debt obligations as a result of our May 2003 refinancing, which included the issuance of the Indenture Notes.
•	Approximately $1.1 million of interest charged by a former loan syndicate in exchange for a term extension while a refinancing arrangement with new loan sources were arranged.

Other Non-Operating Expense and Income

        Income from non-recurring transactions increased $2.9 million, or 193.3%, to $4.4 million in income for fiscal year 2004 from $1.5 million in income for fiscal year 2003. The increase was primarily attributable to a $4.1 million gain on an insurance settlement in fiscal year 2004, as partially offset by approximately $1.5 million of land sales which occurred in fiscal year 2003.

        Gain from Insurance Settlement – In fiscal year 2004, we settled an insurance claim related to damages to an aircraft and four engines (at the time, we were leasing two of the engines under operating leases). After application of a $1.0 million deductible and repair costs of $3.2 million, we realized net insurance proceeds of $8.2 million from the claim. We then expensed $4.1 million of the net insurance proceeds for a buy-out of the two leased engines, resulting in a $4.1 million gain on the insurance settlement.

        In exchange for the insurance company's agreement to release the gross settlement amount of the insurance proceeds to us, the insurance company was granted a right of subrogation to all of our legal and equitable rights and remedies against any third party adjudged liable for the incident. Therefore, the insurance company has no right to proceed against us with respect to the settlement.

Income Tax Expense

        Our income tax benefit for fiscal year 2004 was $2.0 million, as compared to an income tax expense of $19.8 million for fiscal year 2003. The income tax benefit was due primarily to a pre-tax loss of $8.5 million for fiscal year 2004, as compared to pre-tax income of $51.6 million for fiscal year 2003. The effective tax rate, on an annualized basis, was 23.7% for fiscal year 2004 and 38.4% for fiscal year 2003. The change in the effective tax rate is primarily due to the effect of permanent differences in proportion to the applicable taxable income for the periods presented.

LIQUIDITY

         At February 28, 2005, we had cash and cash equivalents of $2.7 million, as compared to cash and cash equivalents of $4.1 million and $5.6 million at February 29, 2004 and February 28, 2003, respectively.

Cash Flows from Operating Activities

         During fiscal year 2005, we generated $70.6 million of cash from our operating activities, as compared to $53.1 million and $100.3 million during fiscal years 2004 and 2003, respectively.

         Non-cash depreciation and amortization expenses of $70.9 million, and a $35.2 million increase in accounts payable balances accounted for most of our positive cash flow from operating activities during fiscal year 2005. Accounts payable balances increased primarily due to stricter management of cash disbursements. Payments received on accounts receivable from affiliates, decreases in prepaid expense accounts, non-cash impairment charges for two aircraft, and a non-cash write-off of unamortized loan acquisition costs also increased cash flow by approximately $10.8 million.

        The positive cash flow from operating activities was partially reduced primarily as a result of i) our $5.3 million net loss for fiscal year 2005, ii) a $23.0 million increase in outstanding accounts receivable balances, primarily due to an increase in accounts receivable from U.S. Postal Service contracts, and iii) a $13.9 million increase in inventories due to increased purchases of aircraft spare parts by our EASL segment and increased purchases of agricultural products in anticipation of increased customer demand.

Cash Flows from Investing Activities

         During fiscal year 2005, we used $67.6 million of cash for investing activities, as compared to uses of $62.3 million and $52.2 million during fiscal years 2004 and 2003, respectively.

         Purchases of aircraft parts and airframes, scheduled overhauls of engines, and upgrades and enhancements for our aircraft resulted in a $69.8 million use of cash for capital expenditures. We also used approximately $2.4 million of cash for payment of deposits on aircraft purchase agreements and other non-fixed assets.

         Disposals of aircraft parts, agricultural equipment and land resulted in $2.8 million of cash proceeds during fiscal year 2005. In addition, we received $3.1 million of insurance proceeds from an incident involving a bird strike on a Boeing 747 engine. See "Results of Operations for Fiscal Year 2005 as Compared to Fiscal Year 2004 - Other Non-Operating Expense and Income" above. We utilized $1.2 million of the insurance proceeds for repairs on the engine, resulting in net cash proceeds from the insurance settlement of $1.9 million.

         As of the date of this report, we have entered into agreements to purchase two Boeing 747 aircraft and four helicopters. See "Flight Equipment - Aircraft Purchase Commitments" in Item 2 above.

Cash Flows from Financing Activities

         During fiscal year 2005, we used $4.3 million of cash in financing activities, as compared to $7.6 million of cash provided from financing activities in fiscal year 2004, and a $51.4 million use of cash during fiscal year 2003.

        During fiscal year 2005, we received approximately $222.4 million of cash proceeds from long-term financing, and used approximately $216.7 million of cash for payments on those long-term debt obligations. In addition, we also made cash payments of approximately $10.0 million on various other long-term instruments, which consisted primarily of equipment purchase notes.

CAPITAL RESOURCES

        At February 28, 2005, our total long-term debt balance was $307.1 million. Our long-term debt is comprised of a $215.0 million outstanding balance on the Indenture Notes, a $79.3 million outstanding balance on the Secured Credit Facility, and outstanding balances of $12.8 million on various equipment purchase notes.

Indenture Notes

        The Indenture Notes were issued by Aviation on May 16, 2003, pursuant to an Indenture agreement which was executed by Aviation, as issuer, by Holdings and substantially all of the subsidiaries of Aviation, as guarantors, and by J.P. Morgan Trust Company, N.A., as successor trustee to Bank One, N.A., as trustee. The Indenture Notes are 12% senior second secured notes and were issued for their face value of $215.0 million.

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

        To the extent of assets securing both the Indenture Notes and the Secured Credit Facility (see "Secured Credit Facility" below), the Indenture Notes are effectively second in priority to our indebtedness under the Secured Credit Facility. However, to the extent of the assets securing the Indenture Notes, the Indenture Notes are senior to our unsecured debt obligations. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation’s subsidiaries, and the Trust. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company.

        Interest Rate. The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15th and November 15th of each year. On May 13, 2005, we made the semi-annual payment of accrued interest on the Indenture Notes in the amount of $12.9 million. We intend to fund payment of the accrued interest from our operations. The next semi-annual payment of accrued interest on the Indenture Notes, in the amount of $12.9 million, is due and payable on November 15, 2005. Payment of the accrued interest will be funded from our operations.

        Optional Redemption. The Indenture Notes will mature on May 15, 2010, at which time the outstanding principal of the Indenture Notes, plus all accrued and unpaid interest, will become due. However, we may elect to redeem the Indenture Notes prior to the maturity date. The Indenture Notes are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

If redeemed during the 12-month period commencing:	Redemption Price
May 15, 2007	106%
May 15, 2008	103%
May 15, 2009 and thereafter	100%

        In addition, at any time prior to May 15, 2006, we may redeem, on one or more occasions, up to 35% of the principal amount of the Indenture Notes with the net cash proceeds from sales of certain kinds of capital stock at a redemption price of 112%, plus accrued and unpaid interest at the redemption date.

        Repurchase of Notes Upon a Change in Control. If a Change of Control (as defined in the Indenture Notes) occurs, each holder of Indenture Notes will have the right to require us to repurchase all or part of the holder's Indenture Notes at a price equal to 101% of the Indenture Notes' principal amount, plus any accrued and unpaid interest to the date of repurchase.

Secured Credit Facility

        On May 13, 2004, we entered into the Secured Credit Facility with the Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, "the Wells Fargo Lenders"). The Secured Credit Facility is a three-year senior secured credit facility that consists of two loans – a $50.0 million term loan and a $50.0 million revolving loan, as further described in "Term Loan Advances" and "Revolving Loan Advances" below. The Secured Credit Facility is collateralized by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture.

        At the closing of the Secured Credit Facility, approximately $83.0 million of the loan was funded. We utilized $80.8 million of the funds to fully repay and terminate a revolving credit obligation owed by Aviation to PNC Bank, while the remaining $2.2 million of the proceeds was used to pay for part of the legal fees and other transaction costs incurred by us in connection with the closing of the Secured Credit Facility. We incurred a total of $2.4 million of legal and professional fees in connection with the closing of the Secured Credit Facility. We capitalized those legal and professional fees as loan acquisition costs and are amortizing the costs over the term of the Secured Credit Facility.

        The Secured Credit Facility terminates in May 2007, at which time all outstanding amounts of principal, accrued and unpaid interest, and any other fees and expenses owed under the Secured Credit Facility will be due and payable in full.

        Interest Rates.The term loan bears interest at an annual rate of either LIBOR plus 5.5% or prime plus 3.0%, and the revolving loan bears interest at an annual rate of either LIBOR plus 3.0% or prime plus 0.5%. So long as we are not in default under the Secured Credit Facility, we may elect at any time to have interest on all or a portion of the advances on the revolving loan or the term loan calculated under the applicable LIBOR interest rate option. LIBOR interest rate elections are available for LIBOR periods of 1, 2, 3, or 6 months. Interest on a LIBOR rate loan is payable on the last day of the LIBOR period (if the elected LIBOR period is less than three months) or on the last day of each three month interval (if the elected LIBOR period is six months). For any portion of the term loan or revolving loan which is not covered by a LIBOR interest rate election, monthly payments of accrued interest are due on the first day of each month.

        Term Loan Advances. The $50.0 million term loan was fully funded at the closing of the Secured Credit Facility. No additional advances are permitted under the term loan at any time, and any principal amount of the term loan which is repaid or prepaid may not be reborrowed. We are required to make payments of principal on the term loan in monthly installments of $0.5 million. Payment of the monthly principal installments commenced on June 1, 2004 and will continue on the first day of each succeeding calendar month throughout the term of the Secured Credit Facility. Then, unless paid in full earlier, all outstanding principal and accrued and unpaid interest of the term loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

        Revolving Loan Advances. During the term of the Secured Credit Facility, we may receive advances of principal on the revolving loan at any time. However, the outstanding principal of the revolving loan may not at any time be greater than an amount which is determined by reference to certain eligible receivables and eligible inventory of the Company. See “Loan Balance and Availability” below. We may also make payments of principal on the revolving loan at any time. All outstanding principal and all accrued and unpaid interest of the revolving loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

        Loan Balance and Availability. As of February 28, 2005, the outstanding balance of the Secured Credit Facility was $79.3 million. Taking into consideration the limitations on our ability to obtain additional advances of principal from the revolving loan (see “Revolving Loan Advances” above) and the Minimum Availability Requirement (see "Covenant Compliance" below), as of February 28, 2005, our availability under the Secured Credit Facility was $4.9 million.

        Covenant Compliance. We are subject to certain financial and non-financial covenants under the Secured Credit Facility. For example, as defined in the Senior Credit Facility, we must maintain: i) either a qualified cash reserve balance or an undrawn availability on the revolving loan of not less than $5.0 million (the "Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated EBITDA, and iii) a minimum ratio with respect to fixed charge coverages.

        The following are the required covenant thresholds under the Secured Credit Facility for the twelve-month period ending February 28, 2005:

Consolidated EBITDA Covenant — The covenant requires a consolidated EBITDA in a minimum amount of $97.0 million. As of February 28, 2005, we were in compliance with this covenant.

Airlines EBITDA Covenant — The covenant requires an EBITDA for Airlines in a minimum amount of $82.0 million. As of February 28, 2005, we were in compliance with this covenant.

Fixed Charge Coverage Covenant — The covenant requires a fixed charge coverage in a minimum ratio of 1.10 to 1.00. As of February 28, 2005, we were in compliance with this covenant.

        In addition, the amount of capital expenditures that we may make in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of February 28, 2005, we were in compliance with this covenant.

        If Aviation or any of its restricted subsidiaries violates any of these covenants and are unable to obtain waivers from the Wells Fargo Lenders, we would be in default under the Secured Credit Facility and the debt could be accelerated.

        On June 1, 2005, the Wells Fargo Lenders notified us that the Wells Fargo Lenders believed that we were in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note;

ii)	failure to maintain insurance on the Collateral;

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes; and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the two Boeing 747 airplanes.

          The Wells Fargo Lenders further notified us that, as a result of the Specified Events of Default, the Wells Fargo Lenders had elected to charge the default rate of interest, which, as set forth in the Secured Credit Facility, is a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable. The default rate of interest will be charged retroactive to April 29, 2005, the date on which the Wells Fargo Lenders asserted a default occurred under the FINOVA Loan. At April 29, 2005, the per annum rates of interest on the Secured Credit Facility ranged from 6.09% to 8.75%.

         Based upon the facts and circumstances, we do not believe that the Specified Events of Default constituted actual Events of Default, as defined under the Secured Credit Facility.

         On June 14, 2005, we entered into an Amendment Number Two and Waiver to Loan and Security Agreement (the "Amendment Number Two") with the Wells Fargo Lenders whereby the Wells Fargo Lenders agreed to waive the Specified Events of Default, and both parties agreed to amend the Secured Credit Facility to allow the Company to maintain only all-risk ground insurance coverage for aircraft that the Company has grounded and taken out of service.

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

        On May 12, 2004, EASL and MLBFS executed an amendment letter to the WCMA Loan. The amendment letter establishes certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Secured Credit Facility. The amendment letter establishes i) a schedule for fixed charge coverage ratios, to be measured on a quarter-end basis, ii) a $75.0 million maximum limit on capital expenditures, of which, at least $10.0 million must be funded by indebtedness, and iii) a minimum EBITDA consolidated that must be achieved by the Company on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See “Capital Resources – Secured Credit Facility” above.

        Covenant Compliance. As of February 28, 2005, we were in compliance with the covenants of the WCMA Loan. See "Capital Resources – Secured Credit Facility" above.

FINOVA Note

        In May 1997, the Trust entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation (the "FINOVA Note"), with interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note matured with a final payment of approximately $2.5 million in principal, plus accrued interest, due upon maturity.

         Effective as of April 29, 2005, the Trust and FINOVA have executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extends the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 are scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. All outstanding principal and accrued, but unpaid interest, will be due upon maturity, as extended.

        The FINOVA Note is secured by means of a first priority security interest granted to FINOVA in the one Boeing 747 aircraft and three DC-9 aircraft owned by the Trust.

Intervest Note

          On December 30, 2004, Vintage entered into a Construction Loan Agreement with Intervest-Mortgage Investment Company ("Intervest") whereby Intervest agreed to loan to Vintage a sum total of $9.0 million for the purpose of financing Vintage's construction of an IMAX theater on the Evergreen Museum Land. The Construction Loan Agreement is further evidenced by a Promissory Note from Vintage to Intervest in the principal sum of $9.0 million (the "Intervest Note").

         The Intervest Note provides for an annual rate of interest equal to 1.00% in excess of the rate established for a Bank Prime Loan, as published in the Federal Reserve Statistical Release H.15 (the "Index"). The interest rate on all sums advanced under the Intervest Note shall be adjusted on the first day of each month following the date that the Bank Prime Loan rate changes in the Index, with such interest rate to be equal to 1.00% in excess of the week-ending average rate established for the Bank Prime Loan, as published in the Index. However, the interest rate shall never be less than 5.75% per annum. Accrued interest on the outstanding balance of sums advanced under the Intervest Note shall be due and payable on the first day of each month. In addition, following any default in the payment of interest under the Intervest Note, or any default under any of the other documents executed in connection with or to secure the Intervest Note (the "Loan Documents") and expiration of the applicable cure period, Intervest may elect to (i) declare the Intervest Note due and payable, and/or (ii) increase the rate of interest payable under the Intervest Note by three percent (3.00%) per annum.

         The entire principal balance and any accrued, but unpaid, interest on the Intervest Note shall be due and payable on January 1, 2006. However, so long as Vintage is not in default under the provisions of the Construction Loan Agreement, Vintage may elect to extend the maturity date of the Intervest Note to July 1, 2006. Vintage may exercise its right to extend the maturity date by providing Intervest with at least 30 days prior written notice and paying to Intervest the amount of $67,500 in consideration for the extension period. In addition, Vintage may, at any time, prepay the whole or any part of the Intervest Note without penalty.

           Intervest has agreed, subject to certain conditions, to provide permanent financing for the theater following the completion of the theatre's construction.

Risk of Default on Debt Obligations

        Substantially all of our assets are pledged as collateral under the Company’s various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby an event of default under one or more debt obligations of either Aviation or its restricted subsidiaries would also result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that we are unable to cure such defaults or obtain waivers with respect to such defaults, we are at risk that our payment obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated, thereby forcing us to either obtain alternative financing or seek legal protection from our creditors.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Table of Contractual Obligations

        The following table summarizes our contractual obligations as of February 28, 2005:

Payments Due by End of Fiscal Year

(in millions)	2006	2007	2008	2009	2010	After 2010	Total

Long-term debt obligations,
including current maturities
and capital leases	$14.2	$8.8	$68.0	$0.9	$215.1	$0.1	$307.1
Operating lease obligations (1)	24.1	15.5	8.4	6.8	5.2	5.6	65.6
Purchase obligations (2)	47.7	-	-	-	-	-	47.7
Other obligations (3)	3.0	3.0	3.0	3.0	3.0	3.0	18.0

Totals	$89.0	$27.3	$79.4	$10.7	$223.3	$8.7	$438.4

(1)	Total operating lease obligations of $65.6 million include $4.9 million of lease obligations to entities owned by, or controlled by Mr. Smith, the Company's controlling shareholder.

(2)	Purchase obligations consist of purchase prices of $53.9 million in aggregate for two Boeing 747 aircraft and four helicopters, less deposits paid of $6.2 million. See "Flight Equipment - Aircraft Purchase Commitments" in Item 2 above.

(3)	Other obligations consist primarily of the annual salary and bonus to be paid to Mr. Smith pursuant to his employment agreement. See "Delford M. Smith Employment Agreement" in Item 11 below.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        As of February 28, 2005, we had fixed rate debt of $220.9 million and variable rate debt of $86.2 million. Based on the outstanding balances at February 28, 2005, each 1% increase or decrease in the interest rate of our variable rate debt would increase or decrease our annual interest expense by approximately $0.9 million. A 1% increase in interest rates would decrease the fair market value of our Indenture Notes by approximately $2.2 million. We have not entered into any obligations for trading purposes.

        The table below presents principal cash flows and related weighted average interest rate by year for our debt obligations.

	Fiscal Years of Expected Maturity Dates

						After		Fair
(in millions)	2006	2007	2008	2009	2010	2010	Total	Value

Debt obligations:

Indenture Notes	$-	$-	$-	$-	$215.0	$-	$215.0	$160.2

Average interest rate	12.0%	12.0%	12.0%	12.0%	12.0%	-%

Other fixed rate debt	$5.1	$0.5	$0.1	$0.1	$-	$0.1	$5.9	$5.9

Average interest rate	8.96%	8.64%	8.18%	7.90%	6.98%	7.11%

Variable rate debt	$9.1	$8.3	$68.0	$0.8	$-	$-	$86.2	$86.2

Average interest rate	7.02%	7.06%	7.09%	5.70%	-%	-%

Foreign Currency Exchange Rate Risks

        Although some of our revenues are derived from foreign customers, substantially all of our revenues and expenses are denominated in U.S. dollars. We maintain minimal balances in foreign bank accounts to facilitate payments of expenses.

Commodity Price Risks

        We are exposed to commodity price risk with respect to the purchase of aviation fuel. However, fluctuations in the price of fuel have not had a significant impact on our results of operations in recent years because, in general, the fuel price adjustment clauses in our customer contracts limit our exposure to increases in fuel prices. We do not enter into, or purchase any fuel under, long-term fuel contracts, nor do we enter into futures or swap contracts.

        We are not exposed to any other commodity price risk.

PART II

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following financial statements are the consolidated financial statements of Evergreen Holdings, Inc., the parent company of Evergreen International Aviation, Inc., and its subsidiaries.

        Aviation is the issuer of the Indenture Notes, as defined in "Note 16 - Long-Term Debt Obligations" of the Notes to Consolidated Financial Statements below. The Indenture Notes are fully and unconditionally guaranteed on a joint and several, senior basis by Holdings, the Trust, and substantially all of the subsidiaries of Aviation.

        Condensed consolidating financial statements which separately present the financial information for Holdings, Aviation, the subsidiary guarantors on a combined basis, the non-guarantor subsidiaries on a combined basis, consolidating adjustments, and total consolidated amounts are included in "Note 22 - Supplemental Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries" below.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of GHP Horwath, P.C., Independent Registered Public Accounting Firm	53

Report of PricewaterhouseCoopers, LLP, Independent Registered Public	54
Accounting Firm

Consolidated Balance Sheets as of February 28, 2005 and February 29, 2004	55

Consolidated Statements of Operations for Fiscal Years Ended	57
February 28, 2005, February 29, 2004, and February 28, 2003

Consolidated Statements of Stockholders' Equity for Fiscal Years Ended	58
February 28, 2005, February 29, 2004, and February 28, 2003

Consolidated Statement of Cash Flows for the Fiscal Years Ended	59
February 28, 2005, February 29, 2004, and February 28, 2003

Notes to Consolidated Financial Statements	61

Supplementary Quarterly Financial Data	98

Schedule II - Valuation and Qualifying Accounts	99

REPORT OF GHP HORWATH, P.C.
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Evergreen Holdings, Inc

We have audited the accompanying consolidated balance sheet of Evergreen Holdings, Inc. and subsidiaries (the "Company") as of February 28, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Holdings, Inc. and subsidiaries as of February 28, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit referred to above includes an audit of the 2005 financial statement schedule II. In our opinion, this 2005 financial statement schedule presents fairly, in all material respects, in relation to the 2005 consolidated financial statements taken as a whole, the information required to be stated therein

/s/ GHP HORWATH, P.C.
Denver, Colorado
June 6, 2005, except for Note 23, as to which the date is June 14, 2005

REPORT OF PRICEWATERHOUSE COOPERS LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Evergreen Holdings, Inc. and Subsidiaries:

        In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Evergreen Holdings, Inc. and its subsidiaries (the Company) at February 29, 2004, and the results of their operations and their cash flows for each of the two years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index as of February 29, 2004 and for the two years in the period ended February 29, 2004, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has historically had violations of certain of its debt covenants. The Company's failure to comply with existing covenants would make debt callable. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
June 11, 2004

CONSOLIDATED BALANCE SHEETS
At February 28, 2005 and February 29, 2004
(in thousands, except share data)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$2,718	$4,071
Accounts receivable, less allowance of $1,661 and	62,355	39,372
$2,029 for doubtful accounts
Accounts receivable from affiliates, net	447	160
Inventories	29,060	14,719
Prepaid expenses and other	2,612	6,965
Current portion notes receivable from affiliates	1,473	2,039
Deferred tax asset and income taxes receivable	4,294	12,547

Total current assets	102,959	79,873

Property and equipment, net	543,562	544,939
Assets held for sale	6,831	6,760
Notes receivable from affiliates	14,093	15,563
Capitalized loan acquisition costs	11,015	15,531
Other assets	11,757	10,975
Goodwill	5,494	5,494

Total assets	$695,711	$679,135

(continued on the next page)

CONSOLIDATED BALANCE SHEETS — continued
At February 28, 2005 and February 29, 2004
(in thousands, except share data)

	2005	2004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,834	$43,204
Accrued liabilities	24,975	20,597
Accrued interest	8,032	7,735
Affiliate trade and notes payable	3,267	2,377
Current portion of long-term debt	14,245	11,580

Total current liabilities	123,353	85,493

Long-term debt	292,860	299,937
Deferred rentals payable	80	101
Deferred tax liabilities	95,151	104,664

Total liabilities	511,444	490,195

Minority interest	655	-

Stockholders' equity:
Common stock, no par value; 20,000,000 shares authorized	7,568	7,568
10,054,749 shares issued and outstanding
Retained earnings	176,044	181,372

Total stockholders' equity	183,612	188,940

Total liabilities, minority interest, and stockholders' equity	$695,711	$679,135

        See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For Fiscal Years Ended
February 28, 2005, February 29, 2004, and February 28, 2003
(in thousands, except share data)

	2005	2004	2003

Operating revenues:
Flight revenue	$411,068	$377,650	$400,603
Sales of aircraft, parts, and other property and equipment	13,275	17,357	12,137
Ground handling and logistics services revenue	111,155	99,790	129,724
Support services and other revenue	45,440	40,837	31,871

Total operating revenues	580,938	535,634	574,335

Operating expenses:
Flight costs	75,850	73,816	69,808
Fuel	123,813	96,769	100,195
Maintenance	76,540	73,265	69,740
Aircraft and equipment	49,210	49,847	44,139
Cost of sales of aircraft, parts and other property and equipment	8,344	13,709	8,888
Cost of ground handling and logistics services	99,821	89,150	104,559
Cost of support services and other revenue	52,086	38,957	32,636
Selling, general, and administrative expense	64,273	77,065	62,729

Total operating expenses	549,937	512,578	492,694

Income from operations	31,001	23,056	81,641

Non-operating (expense) income:
Interest expense	(35,933)	(34,840)	(30,576)
Other non-operating (expense) income, net	(833)	4,386	1,508

(Loss) income before minority interest and income taxes	(5,765)	(7,398)	52,573

Minority interest	(1,276)	(1,116)	(962)

(Loss) income before income taxes	(7,041)	(8,514)	51,611

Income tax benefit (expense)	1,713	2,020	(19,804)

Net (loss) income	$(5,328)	$(6,494)	$31,807

(Loss) earnings per share:
Basic and Diluted	$(0.53)	$(0.64)	$3.16

Number of shares outstanding:
Basic and Diluted	10,054,749	10,054,749	10,054,749

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For Fiscal Years Ended
February 28, 2005, February 29, 2004, and February 28, 2003
(in thousands, except share data)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, February 28, 2002	10,054,749	$7,568	$156,059	$163,627

Net income - fiscal year 2003	-	-	31,807	31,807

Balance, February 28, 2003	10,054,749	7,568	187,866	195,434

Net loss - fiscal year 2004	-	-	(6,494)	(6,494)

Balance, February 29, 2004	10,054,749	7,568	181,372	188,940

Net loss - fiscal year 2005	-	-	(5,328)	(5,328)

Balance, February 28, 2005	10,054,749	$7,568	$176,044	$183,612

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended
February 28, 2005, February 29, 2004, and February 28, 2003
(in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net (loss) income	$(5,328)	$(6,494)	$31,807
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization	70,999	66,655	69,129
Deferred income taxes	(1,398)	(2,251)	22,417
Gain on disposal of property and equipment	(949)	(741)	(4,904)
Gain on insurance settlement	(1,867)	(4,093)	-
Deferred income and foreign currency exchange (gain) loss	(56)	(187)	53
Impairment charges on aircraft	1,321	-	-
Write-off of unamortized loan acquisition costs	3,464	-	-
Minority interest	1,276	1,116	962
Changes in operating assets and liabilities:
Accounts receivable	(22,983)	16,203	(3,358)
Receivables from affiliates	280	(2,087)	-
Inventories	(13,890)	3,067	(2,299)
Prepaid expenses and short-term notes receivable	4,353	(3,219)	(10,107)
Accounts payable and accrued liabilities	35,227	(12,074)	2,318
Income taxes payable	139	(2,840)	(5,716)

Net cash provided by operating activities	70,588	53,055	100,302

Cash flows from investing activities:
Purchases of property, equipment, and overhauls	(69,816)	(57,804)	(60,826)
Proceeds from disposal of property and equipment	2,824	5,374	7,480
Proceeds from insurance settlements	3,082	8,183	-
Use of proceeds from insurance settlements	(1,215)	(4,090)	-
Payments received on notes receivable from affiliates	1,470	-	3,435
Advances on notes receivable from affiliates	-	(112)	(2,574)
Other assets	(3,946)	(13,832)	286

Net cash used in investing activities	(67,601)	(62,281)	(52,199)

Cash flows from financing activities:
Proceeds from long-term debt	222,408	284,491	367
Payments on long-term debt	(226,748)	(122,378)	(6,304)
Changes in operating loans and short-term debt	-	(154,454)	(45,409)
Payments on notes payable to affiliates	-	-	(41)

Net cash (used in) provided by financing activities	(4,340)	7,659	(51,387)

Net decrease in cash	(1,353)	(1,567)	(3,284)

Cash and cash equivalents, beginning of period	4,071	5,638	8,922

Cash and cash equivalents, end of period	$2,718	$4,071	$5,638

(continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended
February 28, 2005, February 29, 2004, and February 28, 2003 - continued
(in thousands)

	2005	2004	2003

Supplemental cash flow information
Cash paid for:
Interest	$32,137	$25,225	$28,329
Income taxes	(645)	3,635	1,059

Non-cash transactions
Transfer of aircraft parts from property and equipment to inventory	$451	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Fiscal year 2005:
None

Fiscal year 2004:
None

Fiscal year 2003:
The Company converted $14,974 of receivables from affiliates to notes receivable from affiliates.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OVERVIEW

Corporate Summary

        Evergreen Holdings, Inc. ("Holdings") is the parent company of Evergreen International Aviation, Inc. ("Aviation"), a leading provider of integrated air cargo transportation and aviation support services. Holdings, Aviation, and their consolidated subsidiaries (collectively, "Company", "we", "us", or "our") provide global air cargo shipping, ground handling and logistics services, helicopter transportation services, small aircraft charters, and aircraft maintenance and repair services.

        Our fiscal year ends on the last day of February.

        The Company conducts business in six major business segments through its wholly-owned subsidiaries:

•	Evergreen International Airlines, Inc. ("Airlines") provides air cargo services for both international and domestic markets;

•	Evergreen Aviation Ground Logistics Enterprise, Inc. ("EAGLE") provides full-service aviation ground handling and logistics services, including mail handling, aviation hub management, aircraft handling, cargo handling, ground system management, ground equipment maintenance, ground equipment sales and leasing, aircraft line maintenance, terminal services, aircraft de-icing and washing, check-in and ticketing, baggage acceptance and seat selection, and passenger cabin cleaning;

•	Evergreen Helicopters, Inc. ("Helicopters") provides helicopter and small fixed-wing aircraft services throughout the world in connection with activities such as forest fire fighting, health services, aerial spraying, heavy lift construction, law enforcement, helicopter logging, petroleum support services, search and rescue, peacekeeping and relief support, helicopter skiing, and agriculture;

•	Evergreen Air Center, Inc. ("the Air Center" or "Air Center") an unlimited Class IV airframe repair station certified by the FAA, performs aircraft maintenance, repair and overhaul services, and aircraft storage services;

•	Evergreen Aircraft Sales and Leasing Co. (“EASL”) selectively buys, sells, leases, and brokers commercial aircraft, helicopters, and aircraft spare parts; and

•	Evergreen Agricultural Enterprises, Inc. (“Agriculture”) conducts farming operations, nursery and horticulture operations, and delivers nursery and processed agricultural products to wholesale and retail customers.

        Aviation also holds an approximate two-thirds beneficial interest in the Trust Created February 25, 1986 ("Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft and three DC-9 aircraft. The Trust leases these aircraft to Airlines.

Reclassifications

        Certain amounts in the Company’s prior years’ financial statements and notes have been reclassified to conform to the current year presentation. Previously reported net income or net cash flows were not affected by these reclassifications.

Controlling Shareholder and Related Parties

        Mr. Delford M. Smith, our founder and the chairman of the board of directors, has control, either directly or indirectly, over 85.1% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company LLC ("Ventures Acquisition Company");
•	Ventures Holding, Inc. ("Ventures Holding");
•	DMS Properties; and
•	Greenpatch Farms.

        From time to time, we engage in transactions with Mr. Smith and the entities owned by, or controlled by, Mr. Smith. See "Note 17 - Related Party Transactions" below.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        Our consolidated financial statements include the accounts of Holdings and its wholly-owned domestic and foreign subsidiaries. All intercompany accounts, transactions, and profits arising from our consolidated entities have been eliminated in consolidation. The operations of our active foreign subsidiaries are not significant.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

        We classify as cash and cash equivalents those short-term, highly liquid investments which are readily convertible into cash and have a maturity of three months or less when purchased. At February 28, 2005 and February 29, 2004, we had no cash equivalents.

Inventories

        Our inventories consist primarily of aircraft, rotable parts, expendable parts, and supplies for aircraft maintenance and sale to third parties (collectively, "aircraft parts inventories"). In addition, Agriculture maintains inventories of agricultural crops and nursery products (collectively, "agricultural inventories") for resale to both wholesale and retail customers.

         Aircraft parts inventories are carried at the lower of average cost or net realizable value, and agricultural inventories are carried at the lower of first-in, first-out cost or net realizable value. Aircraft parts inventories that are utilized for aircraft maintenance are charged to operations when used. All other inventories, including agricultural inventories, are charged to operations when sold.

         The nature of our inventories generally results in their utilization over an operating cycle in excess of one year. We periodically review our inventories for potential obsolescence and record adjustments, as necessary, to reflect the lower of cost or net realizable value. We did not have any material adjustments related to obsolete inventory during fiscal years 2005, 2004, or 2003.

Property and Equipment

        Property and equipment is recorded at cost. We depreciate our property and equipment down to estimated residual values utilizing the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful lives for our primary property and equipment classes are as follows:

•	Aircraft, aircraft engines, and rotable assets	8 to 38 years
•	Machinery and equipment	3 to 10 years
•	Buildings and improvements	10 to 40 years

        Effective as of September 1, 2003, we changed the estimated useful lives of the aircraft in our Helicopters segment to more accurately reflect our current estimate of the useful lives of such aircraft. See "Note 5 - Property and Equipment" below.

        When we sell or otherwise dispose of property or equipment, we charge to income the cost and accumulated depreciation of the asset in the period of disposal.

        We capitalize all costs of major renewals, modifications, and overhauls (such as "C" and "D" checks) of our aircraft. We amortize the costs of such major overhaul components as follows:

•	Large fixed-wing aircraft – Upon acquisition of a large fixed-wing aircraft, we segregate the costs of major overhaul components from the cost of the rest of the aircraft. We amortize the major overhaul component costs until the next scheduled overhaul, generally a period of ten years or less. The capitalized costs of subsequent overhauls are likewise amortized until the next scheduled overhaul.

•	Medium fixed-wing aircraft, light fixed-wing aircraft, and helicopters – The cost of major overhaul components are not separately amortized, but depreciated as a part of the cost of the aircraft. The cost of subsequent major overhauls are capitalized and amortized over the estimated operating hours, generally a period of two years or less.

•	Rotable assets – We capitalize the costs of rotable asset overhauls for our large fixed-wing aircraft and helicopters and then amortize these costs over the estimated useful lives of the overhauls, generally a period of five years or less. The cost of repairing rotable assets is expensed as incurred.

Impairment of Long-Lived Assets

         We evaluate the recoverability of our long-lived assets, primarily aircraft and other property and equipment, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). We evaluate recoverability when events and circumstances indicate that the net carrying value of our long-lived assets may not be recoverable. We recognize an impairment loss when the sum of the undiscounted cash flows estimated to be generated by our long-lived assets is less than the assets' net carrying value.

Leased Aircraft - Overhauls and Lease Return Condition Costs

        We account for the overhaul and lease return condition costs of our leased aircraft in accordance with the applicable lease agreements. Generally, we capitalize the costs of the required major maintenance and inspection of engines and airframes for our leased aircraft. We then amortize such capitalized costs over the lesser of i) number of years until the next scheduled overhaul, generally a period of ten years or less, or ii) the termination of the lease.

        We generally do not accrue for future heavy maintenance costs unless we anticipate that such maintenance costs will be incurred in connection with the return of a leased aircraft. From the point in time that it is more probable than not that we will return a leased aircraft, we estimate the lease return costs, and we begin making periodic accruals to expense. We continue making such periodic accruals until the lease expires, at which time the entire estimated amount of cash payments for lease return condition costs should be fully accrued.

Assets Held for Sale

        We record aircraft parts and other assets held for sale at the lower of cost or net realizable value. Cost of aircraft held for sale includes the unamortized portion of related capitalized overhauls.

Capitalized Loan Acquisition Costs

        In May 2004, we incurred certain costs in connection with obtaining the Secured Credit Facility and completion of our debt refinancing program. See "Note 16 - Long-Term Debt Obligations" below. The costs associated with the refinancing were capitalized and are being amortized over the life of the Secured Credit Facility using the effective interest method in accordance with Statement of Financial Accounting Standards No. 21, Interest on Receivables and Payables. Amortization of capitalized loan acquisition costs during fiscal year 2005 was $3.8 million.

        We utilized the funds that were advanced from the Secured Credit Facility to fully repay and terminate our revolving line of credit with PNC Bank. In conjunction with the full repayment of the revolving line of credit, we incurred $3.5 million of non-operating expense that was primarily attributable to loan prepayment penalties and a write-off of unamortized loan acquisition costs.

Revenue Recognition

        The revenue recognition policies for each of our business segments are stated below:

        Airlines – Airlines generates most of its flight revenue under one of four types of contracts: an "all-in contract," a contract for the USAF Air Mobility Command/Civil Reserve Air Fleet program, a block space agreement, or an "ACMI" or "wet lease" agreement.

•	All-In Contract – Under an "all-in contract," Airlines pays for all operating expenses of the aircraft, including fuel costs. The price for an all-in contract is generally fixed; however, most of Airlines' all-in contracts also allow Airlines to adjust the contract price for increases in fuel prices.

•	USAF Air Mobility Command/Civil Reserve Air Fleet Program – Under our agreement for the USAF Air Mobility Command/Civil Reserve Air Fleet program, we are paid on a per mile basis as adjusted for fuel prices. The contract price is inclusive of all costs incurred at commercial locations, and limited costs at military locations.

•	Block Space Agreement – Under a block space agreement, a freight forwarder reserves a certain amount of cargo space on a specific flight. The freight forwarder must pay for the space committed, even if the cargo is not delivered to Airlines for shipment. The amount of block space reserved is measured in terms of the number of pallet positions occupied by the freight.

•	ACMI Contract – Under an ACMI contract or "wet lease" arrangement, Airlines provides the aircraft, crew, maintenance, and insurance, while the customer bears all other operating expenses such as fuel and landing fees.

        Regardless of the type of contract, Airlines records revenue for each completed flight segment and, at the end of each reporting period, for each flight segment in process.

        EAGLE – EAGLE generates revenue by providing ground handling and logistics services to the U.S. Postal Service, passenger and cargo airlines, and express delivery customers. EAGLE typically provides these services under contracts that range in term from one to five years. Revenue is recorded when the services are rendered.

        Helicopters – Helicopters generates flight revenue under service contracts that range in term from less than one year to five years. Helicopters typically charges by the number of hours flown, with a minimum number of hours per day, plus a monthly availability fee. Helicopters frequently modifies its general pricing structure in order to more closely match the characteristics of the mission. The various types of pricing methods utilized by Helicopters includes pricing by weight for transport of goods, pricing by acre for aerial spraying, and pricing by number of pickups for construction work. Revenue is recorded when services are rendered.

        Air Center – The Air Center provides a range of support services to the air transportation industry. The types of support service revenues generated by the Air Center include aircraft maintenance and repair revenue, aircraft storage, and other support services. Revenue is recorded when services are rendered.

        EASL – EASL generates revenue by:

•	buying and selling aircraft, parts, and other aviation assets;
•	purchasing aircraft, parts, and engines for part-out and resale;
•	serving as a brokering agent for the sale of aviation assets owned by third parties; and
•	assisting the other subsidiaries of Aviation in the procurement of aircraft, parts, and engines.

        Revenue is recorded when the sale is closed.

        Agriculture – Agriculture generates revenue through sales of crops, processed agricultural products, and nursery products. Revenue is recorded when the product is shipped.

Major Customers

        Revenue generated under various contracts with numerous agencies of the U.S. government accounted for approximately 62%, 73%, and 68% of our total revenues for fiscal years 2005, 2004, and 2003, respectively. Amounts receivable from these agencies were $40.8 million and $25.0 million at February 28, 2005 and February 29, 2004, respectively.

Concentration of Credit Risks

        We grant credit to customers throughout the world. Our primary customer base consists of various agencies of the United States government and large, well-established foreign and domestic airlines. The credit strength of this customer base is derived from its geographical diversity and from its long history of payment on services provided. We evaluate each customer's credit worthiness on a case-by-case basis.

Allowance for Doubtful Accounts

        We maintain allowances for losses that may result from the inability of our customers to make required payments or from contract disputes. We also periodically record an allowance for the general collectibility of all other accounts receivable based upon factors such as the aging of receivables and historical collection experience. The February 28, 2005 and February 29, 2004 accounts receivable balances of $62.4 million and $39.4 million, respectively, are reported net of allowances for doubtful accounts of $1.7 million and $2.0 million, respectively.

        We periodically evaluate the collectibility of our accounts receivable balances based upon information currently available. If we determine that a customer will be unable to meet its financial obligations to us, or if we determine that collectibility of an account is unlikely, we record a specific write-off in order to reduce the related receivable to the expected recovery amount. During fiscal year 2004, EAGLE reduced its allowance for doubtful accounts by $6.1 million due to a write-off of receivables related to U.S. Postal Service contracts.

        In September 2001, we instituted proceedings against Asiana to recover certain amounts owed to us pursuant to a freighter service agreement with Asiana. The freighter service agreement was in force until February 28, 2003 and we believe that we are entitled to the full amount that we would have earned if Asiana had continued to meet its contractual obligation. As of February 28, 2003, we had recorded an account receivable of $27.2 million from Asiana, which was fully reserved on our books. We did not record in any additional income after Asiana ceased making payments. Subsequently, during fiscal year 2004, the $27.2 million account receivable was written off against the fully reserved balance, resulting in no change to the net receivable and no income effect. See "Asiana Airlines" in Item 3 of this Annual Report.

Goodwill

        Two of our business segments, EAGLE and Helicopters, have a combined goodwill of $5.5 million. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we evaluate the recoverability of goodwill when events and circumstances indicate that the undiscounted cash flows estimated to be generated by the reporting unit the goodwill is associated with are less than the goodwill's net carrying value. Our cash flow assumptions are based on historical experience with respect to capacity, expected revenue, operating costs, and other relevant factors. The net carrying value of goodwill determined to be not recoverable is reduced to fair value. During the last three fiscal years, we have not made any reductions to goodwill.

Income Taxes

         We account for income taxes in accordance with Statement of Financial Standards No. 109 Accounting for Income Taxes ("SFAS No. 109"). We record provisions for deferred income tax assets and liabilities in order to reflect the net tax effects of temporary differences between i) the tax basis of assets and liabilities and ii) their reported amounts in our consolidated financial statements. Such provisions are based upon enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts expected to be realized.

Fair Market Value of Financial Instruments

        The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, Secured Credit Facility, and accrued liabilities approximate fair market value because of the short-term maturity of these items. The carrying amounts of our variable rate long-term debt approximates fair market value because variable interest rates closely correlate to changes in market conditions. Our fixed-rate debt balances as of February 28, 2005 and February 29, 2004 were $220.9 million and $227.3 million, respectively. The fair market values of such debt as of February 28, 2005 and February 29, 2004 were
$160.2 million and $159.1 million, respectively. See "Note 16 - Long-Term Debt Obligations" below.

RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncements in Current Fiscal Year

        Although a number of new accounting pronouncements were enacted during our fiscal year 2005, none of these pronouncements had, or is expected to have, a material effect on our consolidated financial statements.

Pronouncements in Prior Fiscal Years

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R addresses how a company should apply the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain variable interest entities. In particular, FIN 46-R will apply in those situations in which i) the company does not have a controlling financial interest in the variable interest entity or ii) the variable interest entity does not have sufficient equity at risk for the variable interest entity to finance its activities without additional subordinated financial support. In those situations, FIN 46-R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved.

        The Company is required to adopt FIN 46-R as of the period ending May 31, 2005. Although management has not completed a final assessment of the impact of FIN 46-R on the Company, preliminary assessments have indicated that the Company may be the primary beneficiary of certain related party variable interest entities including, but not limited to, Ventures Holding and Ventures Acquisition Company. The Company leases certain assets consisting primarily of buildings and aircraft from these entities. Upon the Company’s adoption of FIN 46-R, management’s assessment may indicate that the financial statements of these entities should be included in the Company’s financial statements in the period of adoption and beyond. Such inclusion is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – LIQUIDITY

Risk of Default on Debt Obligations

        We finance a portion of our capital expenditures and operations through long-term debt obligations. In particular, Aviation has obtained long-term financing by means of i) the issuance of $215.0 million of 12% senior second secured notes (the "Indenture Notes") and ii) a $100.0 million three-year senior secured credit facility financing agreement (the “Secured Credit Facility”). In addition, we have various other long-term debt instruments which consist primarily of equipment purchase notes.

        Substantially all of our assets are pledged as collateral under our various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby certain events of default under one or more of the our debt obligations will result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that we are unable to cure such defaults or obtain waivers with respect to such defaults, we are at risk that our payment obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated, thereby forcing us to either obtain alternative financing or seek legal protection from our creditors.

Going Concern Explanatory Paragraph – Fiscal Year 2004

        The audit report on our consolidated financial statements for fiscal year 2004 contains an explanatory paragraph which stated that due to our historical difficulty in meeting our debt covenants, there was substantial doubt as to our ability to continue as a going concern. Because of the various cross-default provisions that are contained in our long-term debt obligations, a failure by us to comply with the covenants of our long-term debt obligations could result in an acceleration of all of our outstanding debt obligations.

NOTE 4 — BUSINESS SEGMENTS

        The following charts present selected financial information of the Company for fiscal years 2005, 2004, and 2003, as further segregated by each of our major business segments.

Selected Financial Results by Business Segment
(in thousands)

	2005	2004	2003

Operating revenues:
Airlines	$374,407	$350,016	$374,486
EAGLE	111,203	100,407	129,724
Helicopters	44,045	39,343	35,163
Air Center	35,395	31,864	23,938
EASL	10,398	7,010	5,274
Agriculture	5,490	6,994	5,750

Total	$580,938	$535,634	$574,335

Intercompany revenues: (1)
Airlines	$11,197	$9,036	$4,605
EAGLE	2,035	1,936	3,079
Helicopters	1,954	1,813	1,164
Air Center	24,733	26,238	26,827
EASL	7,325	4,448	5,171
Agriculture	332	306	67

Total	$47,576	$43,777	$40,913

(1) Amounts are eliminated in consolidation

Operating expenses:
Airlines	$340,377	$316,812	$307,130
EAGLE	110,278	102,739	114,173
Helicopters	50,486	47,196	35,081
Air Center	31,867	26,842	21,724
EASL	10,005	9,454	7,501
Agriculture	6,924	9,535	7,085

Total	$549,937	$512,578	$492,694

Selected Financial Results by Business Segment
(in thousands)

	2005	2004	2003

Income (loss) from operations:
Airlines	$34,030	$33,204	$61,028
EAGLE	925	(2,332)	15,943
Helicopters	(6,441)	(7,853)	759
Air Center	3,528	5,022	2,920
EASL	393	(2,444)	2,300
Agriculture	(1,434)	(2,541)	(1,309)

Total	$31,001	$23,056	$81,641

Interest expense (income), net:
Airlines	$35,526	$34,498	$29,875
EAGLE	134	339	520
Helicopters	119	(16)	28
Air Center	80	(5)	(23)
EASL	28	-	118
Agriculture	46	24	58

Total	$35,933	$34,840	$30,576

Depreciation and amortization:
Airlines	$61,019	$57,612	$59,561
EAGLE	2,430	2,483	2,677
Helicopters	5,697	4,892	5,262
Air Center	1,327	1,057	1,048
EASL	52	155	165
Agriculture	474	456	416

Total	$70,999	$66,655	$69,129

Capital expenditures:
Airlines	$56,632	$45,827	$46,280
EAGLE	1,021	1,485	2,865
Helicopters	10,458	12,019	10,029
Air Center	764	2,148	1,129
EASL	343	-	6
Agriculture	598	415	517

Total	$69,816	$61,894	$60,826

Total Assets by Business Segment
(in thousands)

	2005	2004	2003

Total assets:
Airlines	$507,200	$513,690	$521,367
EAGLE	52,040	48,588	64,040
Helicopters	65,831	64,125	53,579
Air Center	23,314	16,503	17,250
EASL	20,854	7,676	7,315
Agriculture	26,472	28,553	28,551

Total	$695,711	$679,135	$692,102

Operating Revenues by Geographic Area
(in thousands)

	2005	2004	2003

United States of America	$500,873	$473,258	$510,640
Foreign	80,065	62,376	63,695

Total	$580,938	$535,634	$574,335

        Revenue is classified as either domestic or foreign based upon the location of the customer's headquarters. As of February 28, 2005, all material long-lived assets are located in the United States.

NOTE 5 — PROPERTY AND EQUIPMENT

         At February 28, 2005 and February 29, 2004, property and equipment consisted of the following:

(in thousands)	2005	2004

Flight equipment
Aircraft	$713,115	$704,322
Overhauls	95,551	91,698
Construction in progress	15,926	11,297

Total flight equipment	824,592	807,317

Other property and equipment
Machinery and equipment	104,032	102,787
Buildings and improvements	43,807	42,956
Land and improvements	16,525	15,646

Total other property and equipment	164,364	161,389

Property and equipment, at cost	988,956	968,706

Accumulated depreciation	(445,394)	(423,767)

Net carrying value, property and equipment	$543,562	$544,939

        Vintage owns the Evergreen Aviation Museum Building and certain vintage aircraft, which are not being depreciated. The February 28, 2005 and February 29, 2004 net carrying values of $16.1 million for the Evergreen Aviation Museum Building and $6.6 million for the vintage aircraft is included in the table above. Vintage leases the Evergreen Aviation Museum Building and the Evergreen Museum Land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a not-for-profit entity, at no charge.

        Depreciation expense for fiscal years 2005, 2004, and 2003 was $23.7 million, $24.3 million and $25.7 million, respectively.

NOTE 6 — IMPAIRMENT OF ASSETS

        Airlines and DHL, an air freight carrier, were parties to an air freight services contract under which Airlines provided air freight services to various DHL locations along the west coast of the United States. Airlines substantially utilized its DC-9 aircraft fleet in performing the air freight services under the DHL contract.

        The DHL contract expired by its own terms in August 2004, resulting in a substantial decrease in Airline's utilization of its DC-9 aircraft fleet. As a result of the decreased utilization, management performed an assessment on each of the DC-9 aircraft in Airlines' fleet in order to determine whether any impairment in asset value needed to be recorded on Airlines’ books in accordance with SFAS No. 144. During its assessment, management considered i) the impact of the completion of the DHL contract on the operating results for each of the DC-9 aircraft, ii) current trends and future prospects, and iii) the effects of obsolescence, customer demand, competition, and other economic factors.

        Based upon the assessment, Airlines determined that the expected cash flows for two of the DC-9 aircraft were not sufficient to recover the net carrying value of the assets, and therefore the two DC-9 aircraft were impaired as defined by SFAS
No. 144. Consequently, Airlines reduced the net carrying value of these DC-9 aircraft by $1.3 million to reflect the appraised fair market value of the aircraft. This $1.3 million impairment charge in our Airlines segment is included within the line item of "Aircraft and equipment" on our consolidated statement of operations.

        Our impairment analysis further indicated that the cash flows expected to result from the future use and eventual disposition of the remaining three DC-9 aircraft in Airlines' fleet was greater than the net carrying value of the aircraft. As a result, we determined that the remaining three DC-9 aircraft were not impaired. We will continue to evaluate the recoverability of the net carrying value of the remaining three DC-9 aircraft when events or changes in circumstances indicate that the net carrying amount may not be recoverable.

NOTE 7 — EXPIRATION OF AIRCRAFT LEASES

        Airlines leased two DC-9 aircraft from Ventures Acquisition Company pursuant to two lease agreements scheduled to expire in January 2005. Due to the expiration of the DHL air freight services contract during fiscal year 2005, the two DC-9 aircraft were no longer required for Airlines' operations and Airlines decided to return the two DC-9 aircraft to Ventures Acquisition Company upon termination of the leases. Upon determining that it would be more likely than not that the two DC-9 aircraft would be returned to the lessor upon expiration of the leases, Airlines estimated that approximately $5.0 million of maintenance expense would be incurred for lease return condition costs. Because the leases expired before the end of fiscal year 2005, the entire $5.0 million of maintenance expense was recorded by Airlines during fiscal year 2005.

NOTE 8 — CHANGE IN ESTIMATES OF AIRCRAFT USEFUL LIVES

        Effective as of September 1, 2003, we changed the estimated useful lives of the aircraft in our Helicopters segment in order to more accurately reflect our current estimate of their useful lives. The estimated useful lives of these aircraft were increased from 10 years to 20 years. The change lowered total depreciation expense by $0.7 million and $0.4 million for fiscal years 2005 and 2004, respectively.

NOTE 9 — PREPAID EXPENSES AND OTHER

        Prepaid expenses and other at February 28, 2005 and February 29, 2004 consisted of the following:

(in thousands)	2005	2004

Prepaid expenses	$2,442	$6,590
Notes receivable (current portion)	170	375

Total	$2,612	$6,965

NOTE 10 — OTHER ASSETS

        Other assets at February 28, 2005 and February 29, 2004 consisted of the following:

(in thousands)	2005	2004

Non-current agricultural products	$3,762	$5,703
Deposits	5,933	4,007
Notes receivable	1,204	446
Finance fees (net of amortization)	481	499
Other assets	377	320

Total	$11,757	$10,975

NOTE 11 — SUPPORT SERVICES AND OTHER REVENUE

        Support services and other revenue for fiscal years 2005, 2004, and 2003 consisted of the following:

(in thousands)	2005	2004	2003

Support services - Airlines	$1,862	$209	$656
Support services - Helicopters	3,203	2,524	2,027
Support services - Air Center	34,864	30,981	23,512
Sales of agricultural products	5,490	6,994	5,697
Support services - other	21	129	-

Total	$45,440	$40,837	$31,892

NOTE 12 — COST OF SUPPORT SERVICES AND OTHER REVENUE

        Cost of support services and other revenue for fiscal years 2005, 2004, and 2003 consisted of the following:

(in thousands)	2005	2004	2003

Cost of support services - Airlines	$22,013	$13,076	$13,499
Cost of support services - Helicopters	1,162	-	-
Cost of support services - Air Center	23,742	18,297	14,061
Cost of sales of agricultural products	4,845	7,584	5,076
Cost of support services - other	324	-	-

Total	$52,086	$38,957	$32,636

NOTE 13 — OTHER NON-OPERATING (EXPENSE) INCOME, NET

        Other non-operating (expense) income, net for fiscal years 2005, 2004, and 2003 consisted of the following:

(in thousands)	2005	2004	2003

Gain on insurance settlement	$1,867	$4,093	$-
Gain on sale of property and equipment	949	741	1,462
Foreign currency exchange gain (loss)	35	(207)	16
Other non-operating gain (loss)	110	(241)	30
Write-off of unamortized loan acquisition costs	(3,464)	-	-
Penalties and legal fees on loan prepayment	(330)	-	-

Total	$(833)	$4,386	$1,508

NOTE 14 — CASH FLOWS FROM INVESTING ACTIVITIES - USE OF PROCEEDS FROM INSURANCE SETTLEMENTS

        Cash proceeds received from insurance settlements during fiscal years 2005, 2004, and 2003 were used as follows:

(in thousands)	2005	2004	2003

Repair of Boeing 747 engine	$(1,215)	$-	$-
Early payment of aircraft operating leases	-	(4,090)	-

Total	$(1,215)	$(4,090)	$-

NOTE 15 — CASH FLOWS FROM INVESTING ACTIVITIES - OTHER ASSETS

        Cash flows from investing activities - other assets during fiscal years 2005, 2004, and 2003 were as follows:

(in thousands)	2005	2004	2003

Capitalized loan acquisition costs	$(2,454)	$(9,824)	$(626)
Deposits on aircraft	(1,906)	1,003	(2,796)
Aircraft and parts held for sale	(71)	208	681
Long-term notes receivable	(71)	2,029	1,167
Non-current agricultural products	1,941	(5,703)	-
Minority interest	(621)	-	-
Other	(764)	(1,545)	1,860

Total	$(3,946)	$(13,832)	$286

NOTE 16 — LONG-TERM DEBT OBLIGATIONS

        Long-term debt obligations at February 28, 2005 and February 29, 2004 consisted of the following:

(in thousands)	2005	2004

Indenture Notes - 12% senior second secured notes due 2010	$215,000	$215,000

Secured Credit Facility
Term loan - variable interest rate of prime plus 3.0%.	1,125	-
Term loan - variable interest rate of LIBOR plus 5.5%.	44,000	-
Revolving loan - variable interest rate of prime plus 0.5%.	14,202	-
Revolving loan - variable interest rate of LIBOR plus 3.0%.	20,000	-

PNC Bank - revolving credit facility. Variable interest rate	-	73,614
of either PNC Bank's prime rate plus 1% or PNC Bank's eurodollar rate plus 3.5%. Repaid in full and terminated in May 2004.

WCMA Loan Agreement. Variable interest rate at LIBOR	5,706	7,153
plus 3%.

FINOVA Note. Interest rate fixed at 10.44%.	3,370	7,955

Intervest Note. Variable interest rate at the Bank	161	-
Prime Loan, as published in the Federal Reserve Statistical Release H.15 plus 1%.

Long-term vendor financing. Variable interest rate at LIBOR	-	1,332
plus 10% plus 2% principal in kind.

Other term loans	972	1,886

Capital leases	2,569	4,577

Total debt and capital lease obligations	307,105	311,517

Less: Current maturities of long-term obligations	(14,245)	(11,580)

Total long-term obligations	$292,860	$299,937

        The following table summarizes the scheduled maturities of our long-term debt and capital leases as of
February 28, 2005:

	Payments Due by End of Fiscal Year

(in thousands)	2006	2007	2008	2009	2010	After 2010	Total

Long-term debt obligations	$12,560	$8,249	$67,926	$801	$215,000	$-	$304,536
Capital leases	1,685	575	100	90	63	56	2,569

Totals	$14,245	$8,824	$68,026	$891	$215,063	$56	$307,105

Indenture Notes

        The 12% Senior Second Secured Notes due 2010 (the "Indenture Notes") were issued by Aviation on May 16, 2003, pursuant to an indenture agreement which was executed by Aviation, as issuer, by Holdings and substantially all of the subsidiaries of Aviation, as guarantors, and by J.P. Morgan Trust Company, N.A., as successor trustee to Bank One, N.A., as trustee.

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

        To the extent of assets securing both the Indenture Notes and the Secured Credit Facility (see "Secured Credit Facility" below), the Indenture Notes are effectively second in priority to our indebtedness under the Secured Credit Facility. However, to the extent of the assets securing the Indenture Notes, the Indenture Notes are senior to our unsecured debt obligations In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation’s subsidiaries, and the Trust. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company.

        The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15 and November 15 of each year.

        On May 13, 2005, we made the semi-annual payment of accrued interest on the Indenture Notes in the amount of
$12.9 million. Payment of the accrued interest was funded from our operations.

        The next semi-annual payment of accrued interest on the Indenture Notes, in the amount of $12.9 million, is due and payable on November 15, 2005. We intend to fund payment of the accrued interest from our operations.

        The Indenture Notes will mature on May 15, 2010, at which time the outstanding principal of the Indenture Notes, plus all accrued and unpaid interest, will become due. However, we may elect to redeem the Indenture Notes prior to the maturity date. The Indenture Notes are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

If redeemed during the 12-month period commencing:	Redemption Price
May 15, 2007	106%
May 15, 2008	103%
May 15, 2009 and thereafter	100%

        In addition, at any time prior to May 15, 2006, we may redeem, on one or more occasions, up to 35% of the principal amount of the Indenture Notes with the net cash proceeds from sales of certain kinds of capital stock at a redemption price of 112%, plus accrued and unpaid interest at the redemption date.

        If a Change of Control (as defined in the Indenture Notes) occurs, each holder of Indenture Notes will have the right to require us to repurchase all or part of the holder's Indenture Notes at a price equal to 101% of the Indenture Notes' principal amount, plus any accrued and unpaid interest to the date of repurchase.

        The Indenture Notes impose certain restrictions on Aviation and its restricted subsidiaries. Such restrictions include, but are not limited to, restrictions on the ability to:

•	incur additional debt or create liens;
•	pay dividends or acquire shares of capital stock;
•	make payments on subordinated debt or make investments;
•	make distributions from restricted subsidiaries;
•	issue or sell capital stock of restricted subsidiaries;
•	issue guarantees;
•	sell or exchange assets, or make capital expenditures;
•	enter into transactions with shareholders and affiliates; and
•	effect mergers and other changes of control.

Secured Credit Facility

        On May 13, 2004, Aviation and certain of its subsidiaries entered into the Secured Credit Facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, “the Wells Fargo Lenders”). The Secured Credit Facility consists of two loans - a $50.0 million term loan and a $50.0 million revolving loan, as further described in "Term Loan Advances" and "Revolving Loan Advances" below. The Secured Credit Facility is secured by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture.

        At the closing of the Secured Credit Facility, approximately $83.0 million of the loan was funded. We utilized
$80.8 million of the funds to fully repay and terminate certain revolving credit obligations owed by Aviation to PNC Bank, N.A. (“PNC Bank”), while the remaining $2.2 million of loan proceeds was used to pay for part of the legal fees and other transaction costs incurred by the Company in connection with the closing of the Secured Credit Facility. We incurred a total of $2.4 million of legal and professional fees in connection with the closing of the Secured Credit Facility. We capitalized those legal and professional fees as loan acquisition costs and are amortizing the loan acquisition costs over the term of the Secured Credit Facility.

        Interest Rates. The term loan bears interest at an annual rate of either LIBOR plus 5.5% or prime plus 3.0%, and the revolving loan bears interest at an annual rate of either LIBOR plus 3.0% or prime plus 0.5%. So long as we are not in default under the Secured Credit Facility, we may elect at any time to have interest on all or a portion of the advances on the revolving loan or the term loan calculated under the applicable LIBOR interest rate option. LIBOR interest rate elections are available for LIBOR periods of 1, 2, 3, or 6 months. Interest on a LIBOR rate loan is payable on the last day of the LIBOR period (if the elected LIBOR period is less than three months) or on the last day of each three month interval (if the elected LIBOR period is six months). For any portion of the term loan or revolving loan which is not covered by a LIBOR interest rate election, monthly payments of accrued interest are due on the first day of each month.

        Term Loan Advances. The $50.0 million term loan was fully funded at the closing of the Secured Credit Facility. No additional advances are permitted under the term loan at any time, and any principal amount of the term loan which is repaid or prepaid may not be reborrowed. We are required to make payments of principal on the term loan in monthly installments of $0.5 million. Payment of the monthly principal installments commenced on June 1, 2004 and will continue on the first day of each succeeding calendar month throughout the term of the Secured Credit Facility. Then, unless paid in full earlier, all outstanding principal and accrued and unpaid interest of the term loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

        Revolving Loan Advances. During the term of the Secured Credit Facility, we may receive advances of principal on the revolving loan at any time. However, the outstanding principal of the revolving loan may not at any time be greater than an amount which is determined by reference to certain eligible receivables and eligible inventory of the Company. See “Loan Balance and Availability” below. We may also make payments of principal on the revolving loan at any time. All outstanding principal and all accrued and unpaid interest of the revolving loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

        Loan Balance and Availability. As of February 28, 2005, the outstanding balance of the Secured Credit Facility was
$79.3 million. Taking into consideration the limitations on our ability to obtain additional advances of principal from the revolving loan (see “Revolving Loan Advances” above) and the Minimum Availability Requirement (see "Covenant Compliance" below), as of February 28, 2005, our availability under the Secured Credit Facility was $4.9 million.

        Covenant Compliance. We are subject to certain financial and non-financial covenants under the Secured Credit Facility. In particular, we must maintain: i) either a qualified cash reserve balance or an undrawn availability on the revolving loan of not less than $5.0 million ("Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages.

        The following are the required covenant thresholds under the Secured Credit Facility for the twelve-month period ended February 28, 2005:

Consolidated EBITDA Covenant — The covenant requires a consolidated EBITDA in a minimum amount of $97.0 million. As of February 28, 2005, we were in compliance with this covenant.

Airlines EBITDA Covenant — The covenant requires an EBITDA for Airlines in a minimum amount of $82.0 million. As of February 28, 2005, we were in compliance with this covenant.

Fixed Charge Coverage Covenant — The covenant requires a fixed charge coverage in a minimum ratio of 1.10 to 1.00. As of February 28, 2005, we were in compliance with this covenant.

        In addition, the amount of capital expenditures that may be made by us in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of February 28, 2005, we were in compliance with this covenant.

        If Aviation or any of its restricted subsidiaries violates these covenants and are unable to obtain waivers from the Wells Fargo Lenders, we would be in default under the Secured Credit Facility and the debt could be accelerated.

        On June 1, 2005, the Wells Fargo Lenders notified us that the Wells Fargo Lenders believed that we were in violation, as of April 29, 2005, of certain covenants of the Secured Credit Facility, as discussed in "Note 23 - Subsequent Events" below.

Prior Loan Acquisition Costs

        In connection with the full repayment and termination of the revolving credit obligations owed by Aviation to PNC Bank, we incurred $0.3 million of expense for pre-payment penalties and legal fees, and recognized a write-off of unamortized loan acquisition costs in the amount of $3.5 million in May 2004. The write-off of unamortized loan acquisition costs is included on our consolidated statement of operations as part of “Other non-operating (expense) income, net.”

WCMA Loan Agreement

        On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164
(the “WCMA Loan”) with Merrill Lynch Business Financial Services, Inc. (“MLBFS”) for the purpose of obtaining an
$8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.0% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan shall terminate on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full.

        On May 12, 2004, EASL and MLBFS executed an amendment letter to the WCMA Loan. The amendment letter establishes certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Secured Credit Facility. The amendment letter establishes i) a schedule for fixed charge coverage ratios to be measured on a quarter-end basis, ii) a $75.0 million maximum limit on capital expenditures of which at least $10.0 million must be funded by indebtedness, and iii) a minimum consolidated EBITDA that must be achieved by the Company on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See “Secured Credit Facility” above.

        Covenant Compliance. As of February 28, 2005, we were in compliance with the covenants contained in the WCMA Loan. See “Secured Credit Facility” above.

FINOVA Note

        In May 1997, the Trust entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation
(the "FINOVA Note"), with interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note matured with a final payment of approximately $2.5 million in principal, plus accrued interest, due upon maturity.

         Effective as of April 29, 2005, the Trust and FINOVA have executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extends the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 are scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. All outstanding principal and accrued, but unpaid interest, will be due upon maturity, as extended.

        The Secured Loan Agreement is secured by means of a first priority security interest granted to FINOVA in the one Boeing 747 aircraft and three DC-9 aircraft owned by the Trust.

Intervest Note

          On December 30, 2004, Vintage entered into a Construction Loan Agreement with Intervest-Mortgage Investment Company ("Intervest") whereby Intervest agreed to loan to Vintage a sum total of $9.0 million for the purpose of financing Vintage's construction of an IMAX theater on the Evergreen Museum Land. The Construction Loan Agreement is further evidenced by a Promissory Note from Vintage to Intervest in the principal sum of $9.0 million (the "Intervest Note").

         The Intervest Note provides for an annual rate of interest equal to 1.00% in excess of the rate established for a Bank Prime Loan, as published in the Federal Reserve Statistical Release H.15 (the "Index"). The interest rate on all sums advanced under the Intervest Note shall be adjusted on the first day of each month following the date that the Bank Prime Loan rate changes in the Index, with such interest rate to be equal to 1.00% in excess of the week-ending average rate established for the Bank Prime Loan, as published in the Index. However, the interest rate shall never be less than 5.75% per annum. Accrued interest on the outstanding balance of sums advanced under the Intervest Note shall be due and payable on the first day of each month. In addition, following any default in the payment of interest under the Intervest Note, or any default under any of the other documents executed in connection with or to secure the Intervest Note (the "Loan Documents") and expiration of the applicable cure period, Intervest may elect to (i) declare the Intervest Note due and payable, and/or (ii) increase the rate of interest payable under the Intervest Note by three percent (3.00%) per annum.

         The entire principal balance and any accrued, but unpaid, interest on the Intervest Note shall be due and payable on January 1, 2006. However, so long as Vintage is not in default under the provisions of the Construction Loan Agreement, Vintage may elect to extend the maturity date of the Intervest Note to July 1, 2006. Vintage may exercise its right to extend the maturity date by providing Intervest with at least 30 days prior written notice and paying to Intervest the amount of $67,500 in consideration for the extension period. In addition, Vintage may, at any time, prepay the whole or any part of the Intervest Note without penalty.

           Vintage's obligations under the Intervest Note and Construction Loan Agreement are secured by a security interest in i) the Evergreen Museum Land, the Evergreen Aviation Museum Building, and the tangible personal property owned by Vintage which is located on or in the Evergreen Museum Land and the Evergreen Aviation Museum Building, ii) a pledge of all rents arising out of the operation of the Evergreen Museum Land and the Evergreen Aviation Museum Building, and iii) the aircraft owned by Vintage. In addition, Mr. Smith has guaranteed payment of the amounts due under the Intervest Note and Construction Loan Agreement.

           The Construction Loan Agreement includes certain events of default, including: i) the filing of certain mechanics' liens against the Evergreen Museum Land, ii) failure to comply with the Construction Loan Agreement, the Intervest Note, the Loan Documents or any requirement of any governmental authority, iii) certain events of bankruptcy, iv) impairment of the security interest in the Evergreen Museum Land, and v) failure to construct the theater in accordance with written plans and specifications or within specified time periods.

           Intervest has agreed, subject to certain conditions, to provide permanent financing for the theater following the completion of the theatre's construction.

NOTE 17 — RELATED PARTY TRANSACTIONS

        Mr. Delford M. Smith, the chairman of our board of directors, has control, either directly or indirectly, over approximately 85% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company LLC ("Ventures Acquisition Company");
•	Ventures Holding, Inc. ("Ventures Holding");
•	DMS Properties; and
•	Greenpatch Farms.

Transactions Under Mr. Smith's Employment Agreement

        Under an Employment Agreement dated May 16, 2003, Mr. Smith serves as our Chief Executive Officer and Chairman of the Board at a compensation rate of $3.0 million per year. In addition, Mr. Smith may be entitled to annual bonuses, at the discretion of the board of directors, provided that Mr. Smith uses the amount of such annual bonuses solely i) to satisfy any obligation of Mr. Smith or his affiliates to us and ii) to satisfy any taxes payable by Mr. Smith or his affiliates as a result of the receipt of such bonus or the satisfaction of such obligations.

        During fiscal year 2005, the board of directors granted a $2.9 million bonus to Mr. Smith. Payment of the bonus was recorded by us as a part of selling, general, and administrative expenses. In accordance with the terms of the Employment Agreement, Mr. Smith utilized $2.0 million of the bonus to pay $1.4 million of principal and $0.6 million of accrued interest on obligations owed to us by Mr. Smith or his affiliates, and the remaining portion of the bonus was utilized to satisfy taxes payable by Mr. Smith or his affiliates as a result of the receipt of the bonus.

        The Employment Agreement has a five-year term, but it automatically extends itself each day so that the remaining term is always five years. In the event Mr. Smith's employment is terminated either i) by reason of his death or disability, ii) by us without "cause", or iii) by Mr. Smith for "good reason" (as defined in the Employment Agreement), then Mr. Smith, or his estate, as the case may be, will be entitled to be paid an amount equal to five times his base annual compensation plus an amount equal to five times the average of the annual bonus paid to him in the five years immediately preceding the termination. In addition, if Mr. Smith's employment is terminated by us without "cause" or by Mr. Smith for "good reason", Mr. Smith will be entitled to company-paid health coverage for a period of five years following termination.

Sales Transaction

        During fiscal year 2005, we had sales of approximately $7.7 million to various entities owned by, or controlled by, Mr. Smith, as follows:.

•	A Lear 35 aircraft was sold by EASL to Ventures Acquisition Company for $2.7 million.

•	Two Bell 214ST helicopters were sold by EASL to Ventures Acquisition Company for $5.0 million.

        During fiscal year 2004, we had sales of approximately $11.0 million to various entities owned by, or controlled by, Mr. Smith.

Purchases of Agricultural Products

         During fiscal year 2003, Agriculture purchased approximately $600,000 of hazelnuts and approximately $1.0 million of pinot noir grapes from Mr. Smith or entities owned by, or controlled by, Mr. Smith. During fiscal year 2004, Agriculture purchased approximately $197,000 of pinot noir grapes from Mr. Smith or entities owned by, or controlled by, Mr. Smith. During fiscal year 2005, Agriculture did not purchase any products from Mr. Smith or any entities owned by, or controlled by, Mr. Smith.

Lease Transactions

        We rent aircraft and buildings from entities that are owned by, or controlled by, Mr. Smith. During fiscal years 2005, 2004, and 2003, we incurred rent expense for these leases in the aggregate amounts of $7.1 million, $7.3 million, and $5.4 million, respectively.

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

        During each of fiscal years 2005, 2004, and 2003, Airlines incurred aircraft lease expense on the Boeing 747 in the amount of $7.5 million. Of these amounts in each fiscal year period, $2.4 million was attributable to Mr. Smith's one-third beneficial interest in the aircraft.

Expiration of Aircraft Lease

        During fiscal year 2005, Airlines and Ventures Acquisition Company negotiated a settlement for lease return condition costs in connection with the scheduled expiration of two DC-9 aircraft leases. See "Note 7 - Expiration of Aircraft Leases" above.

Notes Receivable from Affiliates and Notes Payable to Affiliates

        We also have a number of notes receivable from, and notes payable to, Mr. Smith, Ventures Holding, and Ventures Acquisition Company. The chart below summarizes the various notes receivable from, and notes payable to, Mr. Smith, Ventures Holdings, Inc., or Ventures Acquisition Company at February 28, 2005 and February 29, 2004:

	February 28,	February 29,
(in thousands)	2005	2004

Notes receivable from Ventures Holdings	$9,777	$10,672
due in annual installments of $1,134, beginning March 31, 2004, with an annual interest rate of 4%

Notes receivable from Ventures Acquisition Company	1,128	1,233
due in annual installments of $146, beginning March 31, 2004, with an annual interest rate of 4%

Note receivable from Mr. Smith	4,661	5,095
due in ten annual installments of $802, beginning March 31, 2004, with an annual interest rate of 4%

Notes receivable from Mr. Smith	-	602
due in annual installments to be equal to the earnings distributed on aircraft N471, with an annual interest rate of 8%

Note payable to Ventures Acquisition Company	-	(739)
due in monthly installments of $108, with an annual interest rate of 6%

Net notes receivable from affiliates	$15,566	$16,863

        Notes Receivable from Affiliates— During fiscal year 2005, we received $2.6 million of principal payments on notes receivable from affiliates. During the same time period, the principal balances of our notes receivable from affiliates increased by $0.6 million of accrued interest receivable.

        Notes Payable to Affiliates— During fiscal year 2005, we made $0.7 million of principal payments on notes payable to affiliates.

        Lease Return Costs Payable to Ventures Acquisition Company— As of February 28, 2005, Airlines had recorded a $2.0 million accrued liability payable to Ventures Acquisition Company for lease return condition costs recorded in connection with the termination of the two DC-9 aircraft leases. See "Note 7 - Expiration of Aircraft Leases".

Evergreen Aviation Museum

        Vintage owns both the Evergreen Aviation Museum Building and the Evergreen Museum Land in McMinnville, Oregon. In addition, Vintage also owns a collection of vintage aircraft. Vintage leases the Evergreen Aviation Museum Building and the Evergreen Museum Land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a non-profit corporation (the "Institute"). The initial lease term is for 25 years, with a nominal rental payment obligation of one dollar per year.

         During the initial years of the Institute's operations, we made a series of loans to the Institute to cover start-up, payroll, and operational expenses. The aggregate amount of the loans was approximately $716,000 and in February 2003 we forgave the loans.

NOTE 18 — INCOME TAXES

        The components of our income tax (benefit) expense for fiscal years 2005, 2004, and 2003 were as follows:

(in thousands)	2005	2004	2003

Current:
Federal	$(479)	$-	$(2,339)
State	163	231	(274)

Total current	(316)	231	(2,613)

Deferred:
Federal	(1,074)	(1,802)	20,057
State	(323)	(449)	2,360

Total deferred	(1,397)	(2,251)	22,417

Total	$(1,713)	$(2,020)	$19,804

        The following table presents the tax effects of the temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at February 28, 2005 and February 29, 2004:

(in thousands)	2005	2004

Deferred tax assets, current:
Accounts receivable	$528	$4,736
Other	3,321	7,228

Total deferred tax assets, current	$3,849	$11,964

Deferred tax liabilities, non-current:
Net operating loss carryforwards	37,914	32,682
Alternative minimum tax credit carryforwards	10,566	10,528
Property and equipment	(143,329)	(146,339)
Other	(302)	(1,535)

Total deferred tax liabilities, non-current	(95,151)	(104,664)

Net deferred tax liabilities	$(91,302)	$(92,700)

        Our effective tax rate for fiscal years 2005, 2004, and 2003 differs from the federal statutory tax rate due primarily to the following:

(in thousands)	2005	2004	2003

Tax (benefit) expense computed at statutory rate	$(2,394)	$(2,895)	$17,548
State income taxes, net of federal effect	(290)	(351)	2,064
Other (1)	971	1,226	192

Income tax (benefit) expense	$(1,713)	$(2,020)	$19,804

        (1)Other is comprised of permanent differences, predominately meals, entertainment, fines, and other penalties.

        At February 28, 2005 and February 29, 2004, we had federal income tax net operating loss carryforwards of $96.0 million and $88.8 million, respectively. At February 28, 2005 and February 29, 2004, we had state income tax net operating loss carryforwards of $73.8 million and $34.5 million, respectively. These net operating loss carryforwards expire in the years 2007 through 2024. During fiscal years 2005 and 2004, we reduced our taxes currently payable by $0.9 million and $0, respectively, from the utilization of net operating loss carryforwards. At February 28, 2005 and February 29, 2004, we had an alternative minimum tax (AMT) credit available of $10.5 million which is available to offset future regular taxes that are in excess of future alternative minimum taxes. Under current tax law, the carryforward period for the AMT credit is unlimited.

NOTE 19 — EMPLOYEE BENEFIT PLANS

        Effective March 1, 2002, we established the Evergreen Savings and Retirement Plan (the "Plan"). The Plan is a defined contribution plan covering all full-time employees of the Company who have been credited with one year of service, are at least 21 years of age, are not covered by a collective bargaining agreement, and are not a temporary employee. Under the Plan, we make a basic contribution equal to 4% of the annual compensation of each participant who has completed the minimum required hours of service during the Plan year ("Basic Contributions"). In addition, we match, on a 50% matching basis, each participant's contribution which is not in excess of 8% of the participant's base compensation. ("Matching Contributions"). We may also make additional discretionary contributions at the option of the Board of Directors.

        We made Matching Contributions of $1.2 million, $4.0 million, and $3.8 million during fiscal years 2005, 2004, and 2003, respectively. We made Basic Contributions of $2.8 million, $2.5 million, and $2.0 million during fiscal years 2005, 2004, and 2003, respectively. We did not make any discretionary contributions to the Plan during fiscal years 2005, 2004, or 2003.

        Plan participants direct the investment of both their contributions and the Company's contributions into various investment options offered by the Plan. Participant contributions into the Plan vest immediately. Company contributions into the Plan start to vest when the participant has completed two years of service with the Company, at which time the participant will be 20% vested. Thereafter, additional vesting occurs at a rate of 20% per year until the participant is fully vested.

NOTE 20 — LEASE COMMITMENTS

        We lease aircraft and engines under various agreements with both third parties and affiliates. Five of our small fixed-wing aircraft and 23 of our helicopters are leased under operating leases which have remaining lease terms ranging from six years to less than one year. Under many of these leases, we would be liable for a stipulated loss value if an event of default occurs and, in the event we prematurely terminate the lease, we would be liable for a lease termination fee. As of
February 28, 2005, the aggregate stipulated loss values for our aircraft leases was approximately $28.0 million, and the aggregate amount of lease termination fees was approximately $22.7 million.

        A number of our small fixed-wing aircraft and helicopter leases include options to purchase the aircraft either at the expiration of the lease or on certain lease anniversary dates ranging from two to four years. Although most of the purchase options are based upon the fair market value of the aircraft as of the purchase date, some of the leases provide for a guaranteed purchase option price. As of February 28, 2005, the aggregate amount of the guaranteed purchase option prices for our leased aircraft was approximately $13.8 million.

        We also lease land and buildings under various lease agreements with third parties and affiliates. In particular, EAGLE leases warehouse, office, and ramp space at the various airport locations served by EAGLE. In addition, we also lease corporate office space in McMinnville, Oregon from DMS Properties and Ventures Holdings.

        At February 28, 2005, our commitments for future rentals under non-cancelable operating leases having an original term of one year or more were as follows:

	Payments Due by End of Fiscal Year

(in millions)	2006	2007	2008	2009	2010	After 2010	Total

Related party	$3.5	$1.4	$-	$-	$-	$-	$4.9
Other	20.6	14.1	8.4	6.8	5.2	5.6	60.7

Total	$24.1	$15.5	$8.4	$6.8	$5.2	$5.6	$65.6

        In addition, we lease aircraft and engines under short-term agreements on an as-needed basis.

        Total rental expense for fiscal years 2005, 2004, and 2003 was $45.1 million, $39.4 million, and $33.1 million, respectively, including related party rentals.

NOTE 21 — CONTINGENCIES AND COMMITMENTS

        We are currently involved in a number of legal proceedings. While the results of these proceedings cannot be predicted with certainty, we believe, based on our examination of the subject matter of the proceedings, experience with similar proceedings, and discussion with legal counsel regarding possible outcomes, that the final outcome of such proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. As material developments related to pending litigation occur, we will reassess our potential liability and revise any estimates accordingly.

Banc of America

        We are a defendant in Banc of America Securities LLC v. Evergreen International Aviation, Inc. et al., which was filed on May 22, 2003 in the Superior Court of the County of Meeklenburg in the State of North Carolina. Banc of America has alleged claims for breach of contract and quantum meruit, arising out of agreements in which Banc of America agreed to act as our financial agent in exchange for the payment of certain fees. The plaintiff has not yet specified an amount for damages.

        We filed a motion to dismiss for lack of jurisdiction, but both the trial court and the North Carolina Court of Appeals have denied the motion. We are currently evaluating further appellate and trial options.

Asiana Airlines

        On January 28, 2000, we entered entered into a contract with Asiana Airlines (“Asiana”) whereby we agreed to provide air freight services to Asiana in exchange for minimum payments to be made by Asiana throughout the term of the contract. The minimum payments were based on guaranteed block hour utilization and the contract was to continue through February 28, 2003. On August 28, 2001, Asiana notified us that Asiana would not make any further payments under the contract.

        On September 19, 2001, we filed proceedings in the United States District Court for the District of Oregon against Asiana to recover amounts owed by Asiana to us pursuant to the contract. On February 28, 2003, a jury returned a verdict in our favor and on April 28, 2003, the court entered a judgment for damages in the amount of $16.6 million in our favor. Asiana subsequently filed an appeal of the judgment with the Ninth Circuit Court of Appeals and oral appellate arguments were held on May 2, 2005. As of the date of this Annual Report, we have not yet received notice of a ruling on the appeal.

Tridair Repair and Manufacturing

        On February 11, 2003, Tridair Repair and Manufacturing, Inc. (“Tridair”) filed a complaint against us in the United States District Court for the Central District of California (the “California Court”) alleging fraud and breach of contract. The allegations relate to an aircraft salvage contract under which we agreed to perform aircraft salvage services for Tridair in return for payments to be made by Tridair to us. Tridair subsequently transferred its litigation rights to Diversified Aero Asset Management, Inc. (“Diversified”), which had previously filed a complaint against the Air Center for similar claims. Diversified amended its complaint in order to seek $10.6 million in damages for fraud and breach of contract. Upon motion, the matter was transferred to the federal district court in Arizona and a jury trial was scheduled to begin on October 18, 2005.

        Subsequently, on May 6, 2005, the parties entered into a Settlement Agreement and Release whereby each party agreed to dismiss all claims, with prejudice, in exchange for the release of such party's equipment and property held by the other party, with each party bearing its own fees and costs. The Settlement Agreement and Release was executed by all parties on May 15, 2005.

Ducor Express Airlines

        On February 25, 2005, Ducor Express Airlines, Inc. ("Ducor") filed a claim against Airlines for breach of contract (the "Action") in the Supreme Court of New York, County of Queens. Ducor seeks damages of $41.7 million against Airlines in regard to certain agreements between the parties for Airlines to provide charter cargo flights from Hong Kong, China to Los Angeles, California during September 2004 through November 2004 (collectively, the "Charter Agreements"). On March 21, 2005, Airlines filed a counterclaim against Ducor in regard to the Charter Agreements. Subsequently, the parties have entered into negotiations for a Settlement Agreement whereby Ducor and Airlines i) will agree to file a stipulation of discontinuance of the Action with prejudice and ii) will agree to release and discharge the other from any and all claims and liabilities with respect to the Action.

Claim for Losses under the Air Transportation Safety and System Stabilization Act

        There is a possibility that we may be asked to return all or a portion of the $7.2 million that we received in fiscal year 2002 for claims pursuant to the Air Transportation Safety and System Stabilization Act. As of February 28, 2005, we have not received any further correspondence and have not participated in any further negotiations regarding this matter. Currently, we do not anticipate that we will be required to return any of $7.2 million. To the extent we need to actually pay any of these amounts, we believe that cash on hand and amounts expected to be available under our Secured Credit Facility will be sufficient.

Aircraft Purchase Commitments

        As of the date of this report, we have entered into agreements to purchase the following aircraft:

(in thousands)
		Purchase	Deposit
Aircraft	Quantity	Price	Paid
Boeing 747-230SF aircraft	2	$32,000	$2,000
Bell AB139 helicopter	1	7,950	1,500
Bell 206 L-4 helicopter	1	1,310	196
Bell 412EP IFT helicopter	2	12,670	2,534

Total		$53,930	$6,230

        Subject to finalization of financing or leasing arrangements, we expect to take delivery of all of the above-listed aircraft during fiscal year 2006. In addition, we anticipate that upon taking delivery, we will simultaneously sell and lease back the aircraft under operating lease agreements for lease terms not greater than three years.

NOTE 22 —	SUPPLEMENTAL FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

        The Indenture Notes that were issued by Aviation are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation’s subsidiaries (the “Guarantor Subsidiaries”), and the Trust (the “Non-Wholly Owned Guarantor Subsidiary”). The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Evergreen Agricultural Enterprises, Inc., Evergreen Vintage Aircraft Inc., and the foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”).

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

        The following supplemental consolidated financial statements separately present the results of operations for Evergreen Holdings, Inc., Evergreen International Aviation, Inc., the wholly-owned Guarantor Subsidiaries on a combined basis, the Non-Wholly Owned Guarantor , and the Non-Guarantor Subsidiaries on a combined basis, with consolidating adjustments and total consolidated amounts.

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For Fiscal Year Ended February 28, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Operating revenues	$-	$10,392	$604,748	$7,523	$5,851	$(47,576)	$580,938
Operating expenses	-	-	514,789	374	4,845	(35,214)	484,794
Selling, general, and administrative expenses	43	15,155	59,911	-	2,674	(12,640)	65,143

Operating (loss) income	(43)	(4,763)	30,048	7,149	(1,668)	278	31,001

Interest income (expense)	562	(22)	(35,791)	(621)	(61)	-	(35,933)
Other non-operating (expense) income, net	-	(3,794)	2,219	-	742	-	(833)

Income (loss) before minority interest,	519	(8,579)	(3,524)	6,528	(987)	278	(5,765)
income taxes, and equity in
subsidiary earnings

Equity in earnings of subsidiaries	(5,847)	3,440	-	-	-	2,407	-

Income (loss) before minority interest	(5,328)	(5,139)	(3,524)	6,528	(987)	2,685	(5,765)
and income taxes

Minority interest	-	(1,276)	-	-	-	-	(1,276)

(Loss) income before income taxes	(5,328)	(6,415)	(3,524)	6,528	(987)	2,685	(7,041)

Income tax benefit (expense)	-	577	926	-	305	(95)	1,713

Net (loss) income	$(5,328)	$(5,838)	$(2,598)	$6,528	$(682)	$2,590	$(5,328)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For Fiscal Year Ended February 29, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Operating revenues	$-	$12,786	$551,829	$7,496	$7,300	$(43,777)	$535,634
Operating expenses	-	4,786	457,005	373	7,890	(34,541)	435,513
Selling, general, and administrative expenses	26	23,716	60,499	-	1,860	(9,036)	77,065

Operating (loss) income	(26)	(15,716)	34,325	7,123	(2,450)	(200)	23,056

Interest expense	609	(1,186)	(33,129)	(1,110)	(24)	-	(34,840)
Other non-operating income, net	-	-	4,286	-	100	-	4,386

Income (loss) before minority interest,	583	(16,902)	5,482	6,013	(2,374)	(200)	(7,398)
income taxes, and equity in subsidiary earnings

Equity in earnings of subsidiaries	(7,077)	6,827	-	-	-	250	-

(Loss) income before minority interest	(6,494)	(10,075)	5,482	6,013	(2,374)	50	(7,398)
and income taxes

Minority interest	-	(1,116)	-	-	-	-	(1,116)

(Loss) income before income taxes	(6,494)	(11,191)	5,482	6,013	(2,374)	50	(8,514)

Income tax benefit (expense)	-	6,088	(5,076)	-	933	75	2,020

Net (loss) income	$(6,494)	$(5,103)	$406	$6,013	$(1,441)	$125	$(6,494)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Fiscal Year Ended February 28, 2003
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Operating revenues	$-	$4,306	$596,839	$7,987	$7,136	$(41,933)	$574,335
Operating expenses	-	-	459,589	330	5,184	(35,138)	429,965
Selling, general, and administrative expenses	575	10,248	54,837	-	2,648	(5,579)	62,729

Operating (loss) income	(575)	(5,942)	82,413	7,657	(696)	(1,216)	81,641

Interest expense	-	(253)	(28,559)	(1,706)	(58)	-	(30,576)
Other income, net	-	-	46	-	1,462	-	1,508

(Loss) income before minority interest,	(575)	(6,195)	53,900	5,951	708	(1,216)	52,573
income taxes, and equity in subsidiary earnings

Equity in earnings of subsidiaries	28,646	38,326	-	-	-	(66,972)	-

Income before minority interest	28,071	32,131	53,900	5,951	708	(68,188)	52,573
and income taxes

Minority interest	-	(962)	-	-	-	-	(962)

Income before income taxes	28,071	31,169	53,900	5,951	708	(68,188)	51,611

Income tax benefit (expense)	3,736	-	(22,774)	-	-	(766)	(19,804)

Net income	$31,807	$31,169	$31,126	$5,951	$708	$(68,954)	$31,807

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
At the End of Fiscal Year 2005
(in thousands)

			Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$-	$1,228	$1,390	$-	$100	$-	$2,718
Accounts receivable, net	-	9	60,861	639	846	-	62,355
Other current assets	1,580	1,004	27,559	-	7,743	-	37,886

Total current assets	1,580	2,241	89,810	639	8,689	-	102,959

Properties, net	1,729	3,306	488,089	11,732	40,514	(1,808)	543,562
Notes receivable from affiliates	13,127	3,110	245	-	(2,389)	-	14,093
Investment in subsidiaries	200,406	254,503	-	-	-	(454,909)	-
Other assets including goodwill	-	12,909	18,007	-	4,181	-	35,097

Total assets	$216,842	$276,069	$596,151	$12,371	$50,995	$(456,717)	$695,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$5,327	$66,484	$-	$1,021	$2	$72,834
Accrued liabilities and payables to affiliates	-	4,790	22,642	-	810	-	28,242
Accrued interest	-	7,961	28	29	14	-	8,032
Current portion long-term debt	-	6,515	3,734	3,370	626		14,245

Total current liabilities	-	24,593	92,888	3,399	2,471	2	123,353

Long-term debt	78,640	57,320	133,169	-	23,731	-	292,860
Deferred rentals and other payables to affiliates	-	-	(5,098)	5,178	-	-	80
Deferred tax liabilities	(45,410)	(387)	138,592	-	2,356	-	95,151

Total liabilities	33,230	81,526	359,551	8,577	28,558	2	511,444

Minority interest	-	655	-	-	-	-	655

Stockholders' equity	183,612	193,888	236,600	3,794	22,437	(456,719)	183,612

Total liabilities and stockholders' equity	$216,842	$276,069	$596,151	$12,371	$50,995	$(456,717)	$695,711

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
At the End of Fiscal Year 2004
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

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Fiscal Year Ended February 28, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Net cash provided by (used in)	$(4,719)	$5,152	$68,459	$4,593	$55	$(2,952)	$70,588
operating activities

Cash flows from investing activities:
Purchases of property, equipment,	-	(143)	(65,401)	-	(4,272)	-	(69,816)
and overhauls
Proceeds from disposal of property	-	-	4,213	-	478	-	4,691
and equipment
Notes receivables & other assets	-	(4,181)	(3,345)	604	1,911	2,535	(2,476)

Net cash (used in) provided by	-	(4,324)	(64,533)	604	(1,883)	2,535	(67,601)
investing activities

Cash flows from financing activities:
Proceeds from long-term debt	-	222,408	-	-	-	-	222,408
Payments on long-term debt	-	(216,704)	(5,089)	(4,587)	(368)	-	(226,748)
Other financing sources	4,719	(6,306)	(170)	(610)	1,950	417	-

Net cash (used in) provided by	4,719	(602)	(5,259)	(5,197)	1,582	417	(4,340)
financing activities

Net increase (decrease) in cash	-	226	(1,333)	-	(246)	-	(1,353)

Cash, beginning of period	-	1,002	2,723	-	346	-	4,071

Cash, end of period	$-	$1,228	$1,390	$-	$100	$-	$2,718

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Fiscal Year Ended February 29, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Net cash provided by (used in)	$-	$(5,708)	$53,135	$8,038	$(4,074)	$1,664	$53,055
operating activities

Cash flows from investing activities:
Purchases of property, equipment,	-	(1,731)	(59,687)	-	(476)	-	(61,894)
and overhauls
Proceeds from disposal of property	-	3,750	5,714	-	-	-	9,464
and equipment
Notes receivables & other assets	(880)	(16,924)	11,237	1,035	(2,655)	(1,664)	(9,851)

Net cash (used in) provided by	(880)	(14,905)	(42,736)	1,035	(3,131)	(1,664)	(62,281)
investing activities

Cash flows from financing activities:
Proceeds from long-term debt	-	282,065	1,983	-	443	-	284,491
Payments on long-term debt	-	(113,908)	(2,139)	(6,331)	-	-	(122,378)
Other financing sources	880	(147,397)	(12,234)	(2,742)	7,039	-	(154,454)

Net cash provided by (used in)	880	20,760	(12,390)	(9,073)	7,482	-	7,659
financing activities

Net (decrease) increase in cash	-	147	(1,991)	-	277	-	(1,567)

Cash, beginning of period	-	854	4,714	-	70	-	5,638

Cash, end of period	$-	$1,001	$2,723	$-	$347	$-	$4,071

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Fiscal Year Ended February 28, 2003
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Guarantors	Eliminations	Total

Net cash (used in) provided by	$(17,371)	$(7,926)	$154,391	$3,834	$581	$(33,207)	$100,302
operating activities

Cash flows from investing activities:
Purchases of property, equipment,	-	(744)	(59,363)	-	(719)	-	(60,826)
and overhauls
Proceeds from disposal of property	-	-	5,722	-	1,758	-	7,480
and equipment
Notes receivables & other assets	17,371	(27,515)	(2,103)	1,795	(690)	12,289	1,147

Net cash provided by (used in)	17,371	(28,259)	(55,744)	1,795	349	12,289	(52,199)
investing activities

Cash flows from financing activities:
Proceeds from long-term debt	-	-	367	-	-	-	367
Payments on long-term debt	-	-	(2,759)	(3,608)	63	-	(6,304)
Other financing sources	-	35,476	(98,827)	(2,021)	(997)	20,919	(45,450)

Net cash provided by (used in)	-	35,476	(101,219)	(5,629)	(934)	20,919	(51,387)
financing activities

Net (decrease) increase in cash	-	(709)	(2,572)	-	(4)	1	(3,284)

Cash, beginning of period	-	1,563	7,285	-	74	-	8,922

Cash, end of period	$-	$854	$4,713	$-	$70	$1	$5,638

NOTE 23 — SUBSEQUENT EVENTS

Amendment to FINOVA Note

         Effective as of April 29, 2005, the Trust and FINOVA have executed the Third Amendment Agreement to amend and extend the FINOVA Note. See "FINOVA Note" in "Note 16 - Long-Term Debt Obligations" above.

Notice and Waiver of Specified Events of Default under Secured Credit Facility

          On June 1, 2005, the Wells Fargo Lenders notified us that the Wells Fargo Lenders believed that we were in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note;

ii)	failure to maintain insurance on the Collateral;

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes; and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the two Boeing 747 airplanes.

          The Wells Fargo Lenders further notified us that, as a result of the Specified Events of Default, the Wells Fargo Lenders had elected to charge the default rate of interest, which, as set forth in the Secured Credit Facility, is a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable. The default rate of interest will be charged retroactive to April 29, 2005, the date on which the Wells Fargo Lenders asserted a default occurred under the FINOVA Loan. At April 29, 2005, the per annum rates of interest on the Secured Credit Facility ranged from 6.09% to 8.75%.

         Based upon the facts and circumstances, we do not believe that the Specified Events of Default constituted actual Events of Default, as defined under the Secured Credit Facility.

         On June 14, 2005, we entered into an Amendment Number Two and Waiver to Loan and Security Agreement (the "Amendment Number Two") with the Wells Fargo Lenders whereby the Wells Fargo Lenders agreed to waive the Specified Events of Default, and both parties agreed to amend the Secured Credit Facility to allow the Company to maintain only all-risk ground insurance coverage for aircraft that the Company has grounded and taken out of service.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA

        The following table summarizes our unaudited consolidated quarterly results of operations during fiscal years 2005 and 2004. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

	Fiscal Year 2005
	Three Months Ended

(in thousands)	May 31	Aug. 31	Nov. 30	Feb. 28

Operating revenues	$126,153	$145,648	$154,606	$154,531
Income from operations	2,454	13,402	10,225	4,920
Net (loss) income	(6,660)	2,387	98	(1,153)
Earnings (loss) per share (basic and diluted)	$0.66	$0.24	$0.01	$(0.11)

	Fiscal Year 2004
	Three Months Ended

(in thousands)	May 31	Aug. 31	Nov. 30	Feb. 29 (1)

Operating revenues	$137,586	$147,555	$134,161	$116,332
Income (loss) from operations	10,700	16,990	10,049	(14,683)
Net (loss) income	435	7,464	453	(14,846)
Earnings (loss) per share (basic and diluted)	$0.04	$0.74	$0.05	$(1.48)

        (1) In fiscal year 2004, we had USAF Air Mobility Command expansion mission requests transporting cargo for delivery to military locations in the Middle East. Current FAA regulations prohibit U.S. carriers from flying into Iraq. In the past, we had transported cargo into neighboring locations from which the cargo was transported over land to its ultimate destination. Due to spoilage and other issues, USAF Air Mobility Command elected to fly the cargo on its own planes into Iraq directly beginning in the fourth quarter of fiscal year 2004. Due to the decline in this business, we experienced a decline in our operating revenues in the fourth quarter of fiscal year 2004.

Schedule II - Valuation and Qualifying Accounts

        The following represents the additions and deletions to our inventory and equipment reserves during fiscal years 2005, 2004, and 2003.

Additions
		Balance at	(reductions)			Reclasses	Balance
		Beginning of	to Costs and			from Other	at End of
(in thousands)		Period	Expenses	Write-offs		Accounts	Period

Allowance for doubtful accounts:
	Fiscal Year 2003	$10,361	$23,368 (1)	$(881)		$-	$32,848
	Fiscal Year 2004	32,848	2,327 (2)	(34,408	) (3)	1,262 (4)	2,029
	Fiscal Year 2005	2,029	1,173	(1,541)		-	1,661

Allowance for doubtful notes receivable:
	Fiscal Year 2003	$-	$-	$-		$-	$-
	Fiscal Year 2004	-	-	-		-	-
	Fiscal Year 2005	-	-	-		-	-

Allowance for obsolete inventory:
	Fiscal Year 2003	$-	$-	$-		$-	$-
	Fiscal Year 2004	-	(160)	160		-	-
	Fiscal Year 2005	-	-	-		-	-

(1)	During fiscal year 2003, Airlines increased its Asiana reserve by $18.7 million.
During fiscal year 2003, EAGLE expensed an additional $4.2 million for the U.S. Postal Service SNET contract.

(2)	During fiscal year 2004, EAGLE expensed an additional $2.7 million for the U.S. Postal Service SNET contract.

(3)	During fiscal year 2004, Airlines wrote off $27.9 million of Asiana accounts receivable.
During fiscal year 2004, EAGLE wrote off $6.1 million from the settlement of a prior year U.S. Postal Service SNET contract.

(4)	During fiscal year 2004, $1.3 million was reclassed from a liability account to the reserve account.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        As a result of the Company's need to restate its financial statements for the fiscal year ended February 29, 2004, the Company retained a certified public accounting firm (the "Internal Audit Consultants") to provide certain internal audit services to the Company. The Internal Audit Consultants interfaced with the registered independent public accounting firm during the audit of the Company's financial statements for the fiscal year ended February 28, 2005, and performed analyses of major accounts included in the Company's financial statements. Although the Company was not able to file its Annual Report on Form 10-K for the fiscal year ended February 28, 2005 on the original due date, the Company believes that initiating the internal audit function improved the Company's effectiveness in recording, processing, summarizing and reporting financial information. In addition, the Company believes that the internal audit function, and the account analyses performed at, and for, the fiscal year ended February 28, 2005, will positively affect the Company's internal control over financial reporting, and will enhance the Company's ability to meet its future reporting requirements in a timely manner.

Internal Control Over Financial Reporting

        Changes in Internal Control Over Financial Reporting – Except as discussed above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

        None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As of February 28, 2005, the following individuals served as directors of Holdings, directors of Aviation, and as executive officers of the Company.

Name	Age	Position	Company

Delford M. Smith (1)	75	Chairman of the Board of Directors	Holdings, Aviation
		Chief Executive Officer	Holdings, Aviation, EAGLE, and Agriculture

Timothy G. Wahlberg (1)	59	Director	Holdings, Aviation
		President	Holdings, Aviation, Airlines
		(principal executive officer)

John A. Irwin (1)	49	Director	Holdings, Aviation
		Chief Financial Officer and Treasurer	Holdings, Aviation
		(principal financial officer and principal accounting officer)
		Vice President Risk Management	Aviation
		Senior Vice President of Finance	Helicopters

Brian T. Bauer	37	Director	Aviation
		President	EAGLE, Agriculture, and Sys-tems LogistiX, Inc.
		Executive Vice President	Aviation, Airlines

Timothy Hannigan	41	Director	Aviation

Michael A. Hines	38	Director	Aviation
		President	EASL
		Senior Vice President Material	Airlines

Robert E. McAndrew	61	Director	Aviation
		President	Evergreen Air Center, Inc.

James A. Porter	58	Director	Aviation
		President	Evergreen Helicopters International, Inc.

Gerard H. Rock	47	Director	Aviation
		President	Evergreen Helicopters of Alaska, Inc.

Ranjit Seth	40	Director	Aviation
		Senior Vice President Sales & Marketing	Airlines

Daniel Van Dyke	45	Director	Aviation

Samuel P. White, Jr.	46	Director	Aviation
		Vice President - Washington DC	Aviation

Robert J. Wueste	52	Director	Aviation

A. Blythe Berselli	26	Vice President Administration	Aviation

Forrest Clayton	51	Vice President Human Resources	Aviation

Gwenna R. Wootress	47	Secretary	All companies
		Vice President Legal Counsel	Aviation

        (1)  Members of the Executive Committee of the Board of Directors for Aviation.

Directors of Holdings and Aviation

        Delford M. Smith – – Mr. Smith has been the chairman of the board of directors of Holdings and controlling shareholder of the Company since its inception in 1960. Mr. Smith formerly served as a member of the board of directors for each of the Air Transport Association and the National Transportation Defense Association Airlift Committee, and also formerly served as president of Helicopter Association International. He has been honored with the Napoleon Hill Gold Medal Award for Entrepreneurial Achievement, the Helicopter Association International Lawrence Bell Memorial Award and the Profession Pilot Aviation Humanitarian of the Year Award. Mr. Smith received his B.S. degree in Psychology and Business from the University of Washington and received Honorary Doctorate Degrees in Aeronautical Science from Salem College, Salem, West Virginia, and in Business Administration from Johnson and Wales College, Providence, Rhode Island. In 1993, the National Defense Transportation Association granted him the National Transportation Award. In 1999, he was awarded the Wright Brothers Memorial Trophy, an award given annually at the National Aeronautic Association to a living person who has made significant contributions to aviation in the United States. In 2002, Mr. Smith was inducted into the Horatio Alger Association and, since April 2003, he has served as a director of this association.

        Timothy J. Wahlberg – – Mr. Wahlberg joined Evergreen in 1969 and has served as the President of Aviation since 1994. In addition Mr. Wahlberg has served as the President of Airlines since April 2002. Mr. Wahlberg also serves as the Chairman of the Board for EASL. Previous positions held by Mr. Wahlberg include President of Helicopters from December 1992 until November 2004, President of the Air Center from May 1984 to August 1986, and President of EASL from December 1991 to July 2002.

        John A. Irwin – – Mr. Irwin has served as the Chief Financial Officer since October 2003. Mr. Irwin has also served as Treasurer of Holdings, Vice President of Risk Management for Aviation, and Senior Vice President of Finance for Helicopters, positions he has held since March 1999, July 1991, and November 1990, respectively. From November 2000 through October 2003, Mr. Irwin also served as the Vice President of Finance for Airlines. Previous positions include Vice President of Finance of Helicopters and Controller of Aviation. Mr. Irwin also serves as the principal executive officer of the Trust, a position he has held since January 2004.

Other Directors of Aviation

        Brian T. Bauer– Mr. Bauer been employed by the Company since 1989. Mr. Bauer has served as the President of EAGLE since October 1995 and as the President of Agriculture since September 1995. In addition, in April 2003, Mr. Bauer was named Executive Vice President of Aviation, and in February 2005 he was named Executive Vice President of Airlines.

        Timothy F. Hannigan – Mr. Hannigan has served as a director of Aviation since August 2003. Mr. Hannigan is the Managing Director for Wexler and Walker Public Policy Associates, a position he has held since 1997.

        Michael A. Hines– Mr. Hines joined the Company in 1989 and has been the President of EASL since May 2002. In October 1997, Mr. Hines was named Vice President of Material of Airlines and served in that position until March 2005. At that time, Mr. Hines was promoted to Senior Vice President of Material and he currently holds that position in addition to his position as President of EASL.

        Robert E. McAndrew – Mr. McAndrew re-joined the Company in August 2004 as the President of the Air Center. Previous positions held by Mr. McAndrew within the Company have included Vice President of Marketing for the Air Center (September 2000 to December 2003) and Vice President of Aircraft Sales for EASL (January 2003 to July 2003). Prior to originally joining the Company in September 2000, Mr. McAndrew served as the Vice President of IPB Aerospace in the United Kingdom (October 1998 to September 2000) and as the President of IBS & Associates, a consulting firm (July 1994 to September 1998).

        James A. Porter – Mr. Porter has served as a director of Aviation since 2004. Mr. Porter returned to the Company in February 2002 as the President of Evergreen Helicopters International, Inc., a wholly-owned subsidiary of Helicopters. Prior to returning to the Company, Mr. Porter was the president, chief executive officer, and owner of Samoa Aviation dba Samoa Air from July 1986 until November 2001.

        Gerard H. Rock – Mr. Rock has served as the President of Evergreen Helicopters of Alaska, Inc., a wholly-owned subsidiary of Helicopters, since joining the Company in 1995.

        Ranjit Seth – Mr. Seth joined the Company in 1997. Since February 2003, Mr. Seth has served as Senior Vice President of Sales and Marketing for Airlines. Previous positions held by Mr. Seth in Airlines include Vice President of Commercial-Asia (May 2000 to January 2003), Senior Director of Sales-Asia (March 1999 to April 2000), and Director of Sales-South Asia (August 1997 to March 1999).

        Daniel F. Van Dyke – Mr. Van Dyke has served as a director of the Company since August 2002. Since October 1993, Mr. Van Dyke has been the owner and operator of Van Dyke Grain Elevators, Inc. a commodity brokerage and handling and transportation company, and Van Dyke Warehouses, LLC, a property management company.

        Samuel P. White, Jr. – Mr. White joined the Company in June 2002 as a Business Development Consultant and has served as the Vice President - Washington DC since August 2002. Prior to joining the Company, Mr. White served as the Director of Business Development, North America for HMS Software (February 2001 to May 2002) and as the Director of Business Development for MAC Aerospace Corporation (February 1993 to February 2001).

        Robert J. Wueste – Mr. Wueste has served as a director of Aviation since October 2003. Mr. Wueste has served as the Chief Executive Officer and chairman of the board of directors Samuel Aaron International, a retail jewelry company, since February 2003. From 1989 until February 2003, Mr. Wueste served as the President and Chief Executive Officer of Samuel Aaron International.

Other Executive Officers of the Company

        A. Blythe Berselli – Ms. Berselli joined the Company in August 2003 as the Vice-President of Administration. Ms. Berselli also serves as the President of Evergreen Humanitarian and Relief Services, a non-profit entity. Prior to joining the Company, Ms. Berselli was employed as a Senior Associate with DebtTraders, Inc.

        Forrest Clayton – Mr. Clayton joined the Company as Vice President of Human Resources in September 2004. During the five years preceding Mr. Clayton's employment with the Company, Mr. Clayton served as the Vice President of Human Resources for SkyVax Corporation, LLC, the Regional Vice President of Human Resources for Affiliated Computer Services, and the Vice President of Human Resources for CyberRep, Inc.

        Gwenna R. Wootress – Ms. Wootress joined the Company in 1997 as Legal Counsel. Ms. Wootress has served as Secretary of Aviation, the Air Center and Agriculture since 1997, and as Secretary of Airlines, Helicopters, and EAGLE since 2000. Ms. Wootress received her juris doctor from Case Western Reserve School of Law.

Committees of the Board of Directors

        The Executive Committee of the board of directors of Aviation is empowered, except as limited by Oregon law, to exercise all of the powers of the board of directors. The members of the Executive Committee are Delford M. Smith (Chairman), Timothy G. Wahlberg, and John A. Irwin.

Financial Expert

        The board of directors does not have an audit committee. The Executive Committee oversees the Company's accounting, financial reporting processes, and audits of consolidated financial statements. The board of directors has determined that Mr. John A. Irwin, a member of the board of directors and Executive Committee, is a "financial expert" within the meaning of SEC rules. Mr. Irwin is not "independent" within the meaning of SEC rules.

Code of Ethics for Senior Financial Officers

        We have adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, controller, and persons performing similar functions within the Company. A copy of the code of ethics is attached to this Annual Report and is available on our web-site at www.evergreenaviation.com/invr_eth.html. We are required to disclose any changes to, or waivers from, the code of ethics for our principal executive officer and principal financial officer. We intend to use our web-site as a method of disseminating this disclosure as permitted by SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

        The following table sets forth certain information concerning cash compensation paid by us to our chief executive officer and four most highly compensated executive officers (collectively, the "named executive officers") for services rendered in all capacities to the Company during fiscal years 2005 and 2004:

	Fiscal				All Other Cash
Name and Principal Position	Year	Salary	Bonus		Compensation

Delford M. Smith	2005	$3,000,620	$2,900,000	(1)	$14,352	(2)
Chief Executive Officer and Chairman of the Board	2004	4,063,120	4,000,000	(1)	18,200	(2)
	2003	1,433,333	-		14,000	(2)

Ranjit Seth	2005	$170,633	$-		$-
Senior Vice President of Sales and Marketing - Airlines	2004	164,800	-		-
	2003	165,600	-		-

Timothy G. Wahlberg	2005	$145,833	$-		$10,008	(2)
President - Holdings; President - Aviation;	2004	140,833	-		9,833	(2)
President - Airlines	2003	140,000	-		8,120	(2)

Brian T. Bauer	2005	$130,000	$-		$6,546	(2)
President - EAGLE	2004	129,807	-		6,442	(2)
	2003	124,615	-		5,253	(2)

Robert E. McAndrew	2005	$-	$-		$123,430	(3)
President - Air Center

        (1)  Amount of bonus compensation shown is pursuant to the Delford M. Smith Employment Agreement, as disclosed below.

        (2)  Represents the Company's contribution to the Evergreen Savings and Retirement Plan on behalf of each executive.

        (3)  Mr. McAndrew serves as the President of the Air Center as a non-employee consultant.

Compensation of Directors

        Non-employee directors are compensated for travel expenses incurred in connection with attendance at any board of directors meetings that are held in McMinnville, Oregon. The amount of compensation for each non-employee director is limited to $1,000 per meeting. During fiscal year 2005, no board of directors meetings were held in McMinnville and, as a result, no compensation was paid to any of the non-employee directors. Directors who are employees of the Company are not compensated for serving on the board of directors.

Delford M. Smith Employment Agreement

        On May 16, 2003, we entered into an Employment Agreement with Mr. Delford M. Smith, pursuant to which Mr. Smith serves as our Chief Executive Officer and Chairman of the Board. The Employment Agreement provides for annual compensation to Mr. Smith of $3.0 million, with a one-time bonus compensation of $4.0 million, which was paid after completion of the credit facility and the issuance of the Indenture Notes.

        In addition, Mr. Smith may be entitled to annual bonuses, at the discretion of the board of directors, provided that Mr. Smith uses such annual bonuses solely (i) to satisfy any obligation of Mr. Smith or his affiliates to us and ii) to satisfy any taxes payable by Mr. Smith or his affiliates as a result of the receipt of such bonus or the satisfaction of such obligations. During fiscal year 2005, the board of directors granted a $2.9 million bonus to Mr. Smith, in accordance with the terms of the Employment Agreement. Payment of the bonus was recorded by us as a part of selling, general, and administrative expenses.

        The term of the Employment Agreement is for five years, but it automatically extends itself each day so that the remaining term is always five years. If Mr. Smith's employment is terminated by reason of i) his death or disability, ii) by us without cause, or ii) by Mr. Smith for "good reason" (as defined in the Employment Agreement), then Mr. Smith, or his estate, as the case may be, will be entitled to:

•	a portion of his annual bonus for the year in which the termination occurs, prorated through the date of such termination; and

•	a contingent payment of an amount equal to (i) five times Mr. Smith's base salary then in effect plus (ii) an amount equal to five times the average of the annual bonuses paid to him in the five years immediately preceding the termination.

        If Mr. Smith's employment is terminated by reason of his death or disability, the amount will be payable over five years. In all other cases, the amount will be payable in a lump sum. In addition, if Mr. Smith's employment is terminated by us without cause or by Mr. Smith for good reason, he will be entitled to company-paid health coverage for a period of five years following termination.

Compensation Committee/Interlocks and Insider Participation

        The Company does not have a compensation committee. The chairman of the board of directors of Aviation, with input from the Vice President of Human Resources, determines compensation for the executive officers of the Company.

Report on Executive Compensation

        During fiscal year 2005, compensation for Mr. Smith, our chief executive officer, was paid in accordance with the terms of the Employment Agreement, as disclosed above. All other executive officers of the Company are compensated according to the compensation and employee benefits policies which are applicable to all employees of the Company.

The Board of Directors of Evergreen Holdings, Inc.
Delford M. Smith, Chairman
Timothy G. Wahlberg
John A. Irwin

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

        The Company does not have any equity compensation plans.

Principal Shareholders of Holdings

        The table below sets forth the beneficial ownership interests of all outstanding shares of Holdings common stock as of February 28, 2005. Except as otherwise noted, Mr. Delford M. Smith has sole voting power and sole investment power with respect to the shares set forth below.

Name and Address	Shares	Percent

Delford M. Smith	7,553,038 (1)	75.1%
22111 Riverwood Drive
Dundee, OR 97115

Mark C. Smith	2,501,711 (2)	24.9%
22111 Riverwood Drive
Dundee, OR 97115

        (1)  Includes:

•	2,500,000 shares of Holdings common stock held by Mr. Delford M. Smith, as trustee of the Delford M. Smith Revocable Trust (Mr. Delford M. Smith is the sole trustee and sole beneficiary of the Delford M. Smith Revocable Trust); and
•	5,053,038 shares of Holdings common stock that are owned by Ventures Holdings, Inc. All outstanding shares of the common stock of Ventures Holdings, Inc. is held by Mr. Delford M. Smith, as trustee of the Delford M. Smith Revocable Trust.

        (2)  Includes:

•	1,000,000 shares of Holdings common stock held by Mr. Delford M. Smith, as trustee under Declaration of Trust dated March 5, 1976, for the benefit of Mr. Mark C. Smith;
•	1,200,000 shares of Holdings common stock held by Wells Fargo Bank, N.A., as trustee under Declaration of Trust dated December 23, 1976, for the benefit of Mr. Mark C. Smith;
•	1,711 shares of Holdings common stock held by Mr. Delford M. Smith, as trustee under Declaration of Trust dated June 1, 1984, for the benefit of Mr. Mark C. Smith; and
•	300,000 shares of Holdings common stock held by Mr. Mark C. Smith.

        Mr. Smith also holds a one-third beneficial ownership interest in that portion of the Trust that owns the Boeing 747 aircraft. Aviation holds the remaining two-thirds beneficial interest in that portion of the Trust that owns the Boeing 747 and all of that portion of the Trust that owns the three DC-9 aircraft.

Principal Shareholders of Aviation and Vintage

        Holdings owns all of the outstanding shares of Vintage and Aviation. Through its ownership of Aviation, Holdings also indirectly holds i) an ownership interest in all of Aviation's wholly-owned subsidiaries and ii) an approximate two-thirds beneficial interest in the Trust.

Changes in Control

        Pledges of Securities under the Secured Credit Facility — In connection with the execution of the Secured Credit Facility, the following beneficial interests and securities, among others, were pledged to Wells Fargo Foothills for the benefit of the Wells Fargo Lenders:

•	Holdings pledged its ownership interest in all of the outstanding common shares of Aviation; and

•	Aviation pledged all of its beneficial interest in the Trust.

        In the event of a default under the Secured Credit Facility that is not cured or waived, Wells Fargo Foothills, on behalf of the Wells Fargo Lenders, may exercise its right to take ownership of or sell any of the pledged securities or beneficial interests. An exercise of such right by Wells Fargo Foothills with respect to Holding's ownership interest in Aviation would result in a change in control for Aviation. An exercise of such right with respect to Aviation's beneficial interest in the Trust would result in a change of control in the Trust.

        Pledge of Securities under the Indenture Notes — In connection with the issuance of the Indenture Nutes, Holdings pledged its ownership interest in all of the outstanding common stock of Aviation for the benefit of the secured parties under the Indenture Notes. The pledge of Aviation's common stock under the Indenture Notes is subordinated to the pledge of the same shares of common stock under the Secured Credit Facility.

        In the event of a default under the Indenture Notes that is not cured or waived, the collateral agent under the Indenture Notes, on behalf of the secured parties, may exercise the right to take ownership of or sell any of the pledged securities. An exercise of such right by the collateral agent under the Indenture Notes with respect to Holding's ownership interest in Aviation would result in a change in control for Aviation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease Transactions

        From time to time, we have entered into leases with Mr. Smith and entities owned by, or controlled by, him. Each lease generally has a term of one to three years and provides for monthly payments. The table below summarizes the assets leased, and related monthly lease payments, as of February 28, 2005.

			Lease
	Monthly		Expiration
Asset Description	Payment		Date

Learjet 35A	$ 52,000		07/31/07
Pratt & Whitney JT9D-7J jet engine	70,000	(1)	M-T-M
Pratt & Whitney JT8D-9A jet engine	30,000		M-T-M
Bell 206 L-3 helicopter	12,000		05/31/05
Bell 206 L-3 helicopter	12,000		M-T-M
Bell 206 L-3 helicopter	12,000		M-T-M
Bell 212 helicopter	30,000	(2)	09/30/05
Eurocopter 350-B2 helicopter	21,600		M-T-M
Eurocopter 350-B2 helicopter	21,600		M-T-M
Eurocopter 350-B3 helicopter	25,000		06/30/06
Eurocopter 350-B3 helicopter	25,000		05/31/06
Eurocopter 350-B3 helicopter	25,000		M-T-M
Eurocopter BK117 helicopter	50,000		11/30/05
Eurocopter BO-105CBS helicopter	15,000		07/31/05
EAGLE office space, McMinnville, OR	17,500		M-T-M
Airlines training center, McMinnville, OR	11,000		08/30/06
Human resources office space, McMinnville, OR	11,000		08/30/06
Guest house, McMinnville, OR	2,000		05/30/06

Total	$ 442,700

        M-T-M:  month-to-month lease.

        (1)  In addition to the monthly lease payment, we also pay an hourly use charge of $100 per hour, with a minimum of 200 hours per month.

        (2)  A three-fourths beneficial interest in this helicopter is held by Mr. Delford M. Smith, and the remaining one-fourth beneficial interest is held by Mr. Mark C. Smith. We make lease payments of $22,500 and $7,500, per month, to Mr. Delford M. Smith and Mr. Mark C. Smith, respectively.

        Each of our airplane and helicopter leases is terminable by mutual consent between the lessor and us. Our real property leases are terminable at the landlord's option in the event of a default under the leases.

Sales Transaction

        During fiscal year 2005, we had sales of approximately $7.7 million to various entities owned by, or controlled by, Mr. Smith, as follows:.

•	A Lear 35 aircraft was sold by EASL to Ventures Acquisition Company for $2.7 million.

•	Two Bell 214ST helicopters were sold by EASL to Ventures Acquisition Company for $5.0 million.

        During fiscal year 2004, we had sales of approximately $11.0 million to various entities owned by, or controlled by, Mr. Smith.

Purchases of Agricultural Products

         During fiscal year 2003, Agriculture purchased approximately $600,000 of hazelnuts and approximately $1.0 million of pinot noir grapes from Mr. Smith or entities owned by, or controlled by, Mr. Smith. During fiscal year 2004, Agriculture purchased approximately $197,000 of pinot noir grapes from Mr. Smith or entities owned by, or controlled by, Mr. Smith. During fiscal year 2005, Agriculture did not purchase any products from Mr. Smith or any entities owned by, or controlled by, Mr. Smith.

Expiration of Aircraft Lease

        During fiscal year 2005, Airlines and Ventures Acquisition Company negotiated a settlement for lease return condition costs in connection with the scheduled expiration of two DC-9 aircraft leases. See "Note 7 - Expiration of Aircraft Leases" in Item 8 of this Annual Report.

Trust Created February 25, 1986

        Aviation and Mr. Smith are co-beneficiaries of the Trust, which owns one Boeing 747 aircraft and three DC-9 aircraft. Mr. Smith holds a one-third beneficial interest in that portion of the Trust that owns the Boeing 747 aircraft. Aviation holds the remaining two-thirds beneficial interest in that portion of the Trust that owns the Boeing 747 and all of that portion of the Trust that owns the three DC-9 aircraft. Airlines leases all of the planes from the Trust at a cost of approximately $700,000 per month. The portion of the rental payments allocable to Mr. Smith's one-third beneficial interest in the Boeing 747 aircraft is approximately $200,000 per month. Based upon our beneficial interest in the Trust, the operations of the Trust are included in our consolidated financial statements. Mr. Smith's beneficial interest in the Trust is reported in our consolidated financial statements as a minority interest.

        During each of fiscal years 2005, 2004, and 2003, Airlines incurred aircraft lease expenese on the Boeing 747 aircraft in the amount of $7.5 million. Of these amounts in each fiscal year period, $2.4 million was attributable to Mr. Smith's one-third beneficial interest in the aircraft.

         At the beginning of fiscal year 2005, the Trust held a note receivable from Mr. Smith with an outstanding balance of $604,000. The note receivable bore interest at an annual rate of 4% and was secured by a pledge of approximately 2.5 million shares of Holdings common stock owned by the Delford M. Smith Revocable Trust. During fiscal year 2005, $604,000 of Mr. Smith's share of the Trust's net income was applied against the note receivable and, as of the end of fiscal year 2005, the note receivable was repaid in full. In fiscal years 2004 and 2003, net income of the Trust that was applied in reduction of the note receivable was $1.1 million and $1.0 million, respectively.

Promissory Notes from Mr. Smith and Affiliates

        As of February 28, 2005, Mr. Smith and entities owned by, or controlled by, Mr. Smith were indebted to the Company and its subsidiaries by approximately $15.6 million. See "Notes Receivable from Affiliates and Notes Payable to Affiliates" in "Note 17 - Related Party Transactions" in Item 8 of this Annual Report.

        During fiscal year 2005, the largest outstanding amount owed by Mr. Smith and entities owned by, or controlled by, Mr. Smith was $17.6 million. The indebtedness is evidenced by several promissory notes, which were executed on February 28, 2003. The promissory notes bear interest at the rate of 4% per annum and require installments of principal and interest of approximately $2.0 million per year. Each promissory note matures and is due and payable on March 31, 2013. The notes are further secured by a pledge of approximately 2.5 million shares of Holdings common stock owned by the Delford M. Smith Revocable Trust.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the fees billed to the Company by our current independent registered public accounting firm, GHP Horwath, and our former independent registered public accounting firm, PricewaterhouseCoopers, for professional services rendered during fiscal years 2005 and 2004:

	2005		2004

GHP Horwath
Audit Fees	$375,000	(1)	$-
Audit-Related Fees	-		-
Tax Fees	-		-
All Other Fees	-		-

Sub-Total - GHP Horwath	375,000	(1)	-

PricewaterhouseCoopers
Audit Fees	893,990	(2)	799,328	(3)
Audit-Related Fees	-		1,216,055	(4)
Tax Fees	-		-
All Other Fees	-		-

Sub-Total - PricewaterhouseCoopers	893,990		2,015,383

Total Accounting Fees	$1,268,990		$2,015,383

(1)	Of which, $25,000 was for audit services performed for the Trust.

(2)	Of which, $50,460 was for audit services performed for the Trust.

(3)	Of which, $75,500 was for audit services performed for the Trust.

(4)	Of which, $95,000 was for audit-related services performed for the Trust.

        Audit Fees – Audit Fees for the fiscal years 2005 and 2004 were for professional services rendered for the audits of the financial statements of the Company, quarterly reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and other services related to SEC matters.

        Audit-Related Fees – Audit-Related Fees for the fiscal years 2005 and 2004 were for assurance and related services associated with employee benefit plan audits, advisory services, and agreed-upon procedure engagements.

Pre-Approval Policy

        Our board of directors has adopted an Audit and Non-Audit Services Pre-Approval Policy to provide procedures for i) the pre-approval of audit and non-audit services and ii) procedures for the engagement of the independent registered public accounting firm each year.

        The policy provides that the board of directors shall pre-approve i) the annual audit services and certain audit-related and tax compliance services to be provided by the Company's independent registered public accountant, and ii) all anticipated fees for such services. The board of directors also must pre-approve i) any engagement of the independent registered public accountant for services outside the scope of the annual general pre-approval and ii) any engagement of the independent registered public accountant if the anticipated fee for such engagement is expected to exceed certain pre-established thresholds. The policy also allows the board of directors to delegate to one or more of its members pre-approval authority with respect to permitted services.

        In accordance with the policy, the board of directors has ratified and approved all audit and audit-related services performed by the Company's current independent registered public accounting firm, GHP Horwath, and the Company's former independent registered public accounting firm, PricewaterhouseCoopers during fiscal year 2005. The board of directors have concluded that the provision of the audit and audit-related services by these firms during fiscal year 2005 was compatible with the maintenance of such firms' independence in the conduct of their auditing functions. The board of directors has approved the engagement of GHP Horwath as its independent registered public accounting firm for fiscal year 2006.

        Management is required to provide the board of directors with periodic and annual reconciliations of actual fees paid to the independent registered public accounting firm as compared to the fees that were pre-approved.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	The Consolidated Financial Statements of Holdings, as reported in Item 8 of this Annual Report:

Page

Report of GHP Horwath, P.C., Independent Registered Public Accounting Firm	53

Report of PricewaterhouseCoopers LLP, Independent Registered Public	54
Accounting Firm

Consolidated Balance sheets as of February 28, 2005 and February 29, 2004	55

Consolidated Statement of Operations for Fiscal Years Ended February 28, 2005,	57
February 29, 2004, and February 28, 2003

Consolidated Statements of Stockholders' Equity for Fiscal Years Ended	58
February 28, 2005, February 29, 2004, and February 28, 2003

Consolidated Statement of Cash Flows for Fiscal Years Ended	59
February 28, 2005, February 29, 2004, and February 28, 2003

Notes to Consolidated Financial Statements	61

2.	Financial Statement Schedules, as reported in Item 8 of this Annual Report:

Supplementary Quarterly Financial Data	98

Schedule II - Valuation and Qualifying Accounts	99

3.	List of Exhibits. A list of exhibits that are filed as part of, or incorporated by reference into this Annual Report on Form 10-K are set forth below.

Exhibit No.	Description of Document

3.1	(2)	Articles of Incorporation of Evergreen International Aviation, Inc.

3.2	(2)	Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed December 15, 1980

3.3	(2)	Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed September 24, 1992

3.4	(2)	Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed February 25, 1993

3.5	(2)	Amended and Restated By-Laws of Evergreen International Aviation, Inc.

3.6	(2)	Articles of Incorporation of Evergreen Holdings, Inc., filed on April 15, 1997

3.7	(2)	Articles of Amendment to the Articles of Incorporation of Evergreen Holdings, Inc., filed on August 31, 1998

3.8	(2)	Amended and Restated By-Laws of Evergreen Holdings, Inc.

4.1	(2)	Indenture, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the initial subsidiary guarantors named therein and Bank One, N.A., as trustee

4.2	(2)	Registration Rights Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets, Inc.

4.3	(2)	Form of Evergreen International Airlines, Inc. 12% Senior Second Secured Note due 2010 (included in Exhibit 4.1)

10.1	(2)	Security Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein and Bank One, N.A., as trustee

10.2	(1) (2)	Employment Agreement, dated as of April 30, 2003, by and between Evergreen International Aviation, Inc. and Delford M. Smith

10.3	(2)	WCMA Reducing Revolver Loan Agreement No. 54F-07164, dated as of August 12, 2003, by and between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co.

10.4	(2)	WCMA Reducing Revolver Loan Agreement No. 54F-07230, dated as of April 25, 2001 between Evergreen International Airlines, Inc., and Merrill Lynch Business Financial Services, Inc.

10.5	(2)	Amendment to WCMA Reducing Revolver Loan Agreement No. 54F-07230, April 23, 2003, by and between Merrill Lynch Business Financial Services Inc. and Evergreen International Airlines, Inc., Evergreen Aircraft Sales and Leasing, Co. and Evergreen International Aviation, Inc.

10.6	(2)	Amendment to Letter Agreement, effective as of April 30, 2003, by and between Delford M. Smith and Evergreen International Aviation, Inc.

Exhibit No.	Description of Document

10.7	(3)	First Amendment to Security Agreement, dated as of February 25, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiary guarantors party thereto and J.P. Morgan Trust Company, National Association

10.8	(3)	Fourth Amendment to Credit, Guaranty and Security Agreement, dated as of February 24, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiaries listed on the signature pages thereto, the 1986 Trust, PNC Bank, National Association, as administrative agent, and GE Capital Public Finance, Inc. as documentation agent

10.9	*	Loan and Security Agreement by and among Evergreen International Aviation, Inc. and Each of Its Subsidiaries that are Signatories Hereto, as Borrowers, the Lenders that are Signatories Hereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of May 13, 2004

10.10	*	Letter Agreement by and between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co., dated as of May 12, 2004

10.11	*	Intercreditor Agreement, dated as of May 13, 2004, by and between J.P. Morgan Trust Company, National Association, as successor to Bank One, National Association, a national banking association, and Wells Fargo Foothill, Inc., a California corporation

10.12	*	Third Amendment Agreement, dated effective as of April 29, 2005, to the Secured Loan Agreement dated May 7, 1997, among FINOVA Capital Corporation, as Lender, Wilmington Trust Company, not in its individual capacity, but solely as owner trustee, as Borrower, and Evergreen Internation Aviation, Inc. and Delford M. Smith, as Owner Participants

10.13	*	Amendment Number Two and Waiver, dated as of June *, 2005, to the Loan and Security Agreement, dated May 13, 2004, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., a California corporation, as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers

21	*	Subsidiaries of Registrant

31.1	*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(1)	Management contract or compensatory plan, contract, or arrangement
	(2)	Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-109667.
	(3)	Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form S-4, Registration No. 333-109667.
	*	Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN HOLDINGS, INC. (Registrant)

Date: June 14, 2005	/s/ Timothy G. Wahlberg Timothy G. Wahlberg President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 14, 2005	/s/ Delford M. Smith Delford M. Smith Chief Executive Officer and Chairman of the Board

Date: June 14, 2005	/s/ Timothy G. Wahlberg Timothy G. Wahlberg Director and President (principal executive officer)

Date: June 14, 2005	/s/ John A. Irwin John A. Irwin Director, Chief Financial Officer, and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	(2)	Articles of Incorporation of Evergreen International Aviation, Inc.

3.2	(2)	Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed December 15, 1980

3.3	(2)	Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed September 24, 1992

3.4	(2)	Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed February 25, 1993

3.5	(2)	Amended and Restated By-Laws of Evergreen International Aviation, Inc.

3.22	(2)	Articles of Incorporation of Evergreen Holdings, Inc., filed on April 15, 1997

3.23	(2)	Articles of Amendment to the Articles of Incorporation of Evergreen Holdings, Inc., filed on August 31, 1998

3.24	(2)	Amended and Restated By-Laws of Evergreen Holdings, Inc.

4.1	(2)	Indenture, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the initial subsidiary guarantors named therein and Bank One, N.A., as trustee

4.2	(2)	Registration Rights Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets, Inc.

4.3	(2)	Form of Evergreen International Airlines, Inc. 12% Senior Second Secured Note due 2010 (included in Exhibit 4.1)

10.1	(2)	Security Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein and Bank One, N.A., as trustee

Exhibit No.	Description of Document

10.2	(1) (2)	Employment Agreement, dated as of April 30, 2003, by and between Evergreen International Aviation, Inc. and Delford M. Smith

10.3	(2)	WCMA Reducing Revolver Loan Agreement No. 54F-07164, dated as of August 12, 2003, by and between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co.

10.7	(2)	WCMA Reducing Revolver Loan Agreement No. 54F-07230, dated as of April 25, 2001 between Evergreen International Airlines, Inc., and Merrill Lynch Business Financial Services, Inc.

10.5	(2)	Amendment to WCMA Reducing Revolver Loan Agreement No. 54F-07230, April 23, 2003, by and between Merrill Lynch Business Financial Services Inc. and Evergreen International Airlines, Inc., Evergreen Aircraft Sales and Leasing, Co. and Evergreen International Aviation, Inc.

10.6	(2)	Amendment to Letter Agreement, effective as of April 30, 2003, by and between Delford M. Smith and Evergreen International Aviation, Inc.

10.7	(3)	First Amendment to Security Agreement, dated as of February 25, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiary guarantors party thereto and J.P. Morgan Trust Company, National Association

10.8	(3)	Fourth Amendment to Credit, Guaranty and Security Agreement, dated as of February 24, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the subsidiaries listed on the signature pages thereto, the 1986 Trust, PNC Bank, National Association, as administrative agent, and GE Capital Public Finance, Inc. as documentation agent

10.9	*	Loan and Security Agreement by and among Evergreen International Aviation, Inc. and Each of Its Subsidiaries that are Signatories Hereto, as Borrowers, the Lenders that are Signatories Hereto, as the Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of May 13, 2004

10.10	*	Letter Agreement by and between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co., dated as of May 12, 2004

10.11	*	Intercreditor Agreement, dated as of May 13, 2004, by and between J.P. Morgan Trust Company, National Association, as successor to Bank One, National Association, a national banking association, and Wells Fargo Foothill, Inc., a California corporation

10.12	*	Third Amendment Agreement, dated effective as of April 29, 2005, to the Secured Loan Agreement dated May 7, 1997, among FINOVA Capital Corporation, as Lender, Wilmington Trust Company, not in its individual capacity, but solely as owner trustee, as Borrower, and Evergreen Internation Aviation, Inc. and Delford M. Smith, as Owner Participants

10.13	*	Amendment Number Two and Waiver, dated as of June *, 2005, to the Loan and Security Agreement, dated May 13, 2004, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., a California corporation, as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers

Exhibit No.	Description of Document

21	*	Subsidiaries of Registrant

31.1	*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(1)	Management contract or compensatory plan, contract, or arrangement
	(2)	Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-109667.
	(3)	Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form S-4, Registration No. 333-109667.
	*	Filed herewith