Form 10-Q
period 2005-05-31
EVERGREEN HOLDINGS INC
filed 2005-07-15
CIK 1263810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended May 31, 2005

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
         Yes  (    )   No  (X)

As of July 15, 2005, there were 10,054,749 outstanding shares of no par value common stock of the registrant.

PAGE
PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 6.	Exhibits	53

SIGNATURES	54

EXHIBIT INDEX	55

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2005
	(unaudited)	February 28, 2005

ASSETS
Current assets:
Cash and cash equivalents	$1,144	$2,718
Accounts receivable, less allowance of $1,661 for	70,074	62,355
doubtful accounts
Accounts receivable from affiliates, net	496	447
Inventories	20,877	29,060
Prepaid expenses and other	2,997	2,612
Current portion notes receivable from affiliates	2,022	1,473
Deferred tax asset and income taxes receivable	4,173	4,294

Total current assets	101,783	102,959

Property and equipment, net	548,396	543,562
Assets held for sale	6,797	6,831
Notes receivable from affiliates	11,653	14,093
Capitalized loan acquisition costs	10,112	11,015
Other assets	13,677	11,757
Goodwill	5,494	5,494

Total assets	$697,912	$695,711

(continued on the next page)

CONSOLIDATED BALANCE SHEETS — continued
At May 31, 2005 and February 28, 2005
(in thousands, except share data)

	May 31, 2005
	(unaudited)	February 28, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84,657	$72,834
Accrued liabilities	24,007	24,975
Accrued interest	1,563	8,032
Affiliate trade and notes payable	1,639	3,267
Current portion of long-term debt	12,575	14,245

Total current liabilities	124,441	123,353

Long-term debt	286,805	292,860
Deferred rentals payable	78	80
Deferred tax liabilities	97,983	95,151

Total liabilities	509,307	511,444

Minority interest	989	655

Stockholders' equity:
Common stock, no par value; 20,000,000 shares authorized	7,568	7,568
10,054,749 shares issued and outstanding
Retained earnings	180,048	176,044

Total stockholders' equity	187,616	183,612

Total liabilities, minority interest, and stockholders' equity	$697,912	$695,711

        See condensed notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	For the Three Months Ended May 31,

	2005	2004

Operating revenues:
Flight revenue	$118,482	$87,269
Sales of aircraft, parts, and other property and equipment	11,204	2,286
(including sales to affiliates of $7,400 during the three months ended May 31, 2005)
Ground handling and logistics services revenue	29,795	25,610
Support services and other revenue	16,815	10,988

Total operating revenues	176,296	126,153

Operating expenses:
Flight costs	19,417	17,538
Fuel	39,737	25,423
Maintenance	17,922	17,723
Aircraft and equipment	12,383	12,058
Cost of sales of aircraft, parts, and other property and equipment	8,880	1,008
(including cost of sales to affiliates of $7,400 during the three months ended May 31, 2005)
Cost of ground handling and logistics services	24,787	21,755
Cost of support services and other support costs	18,601	10,726
Selling, general, and administrative expense	18,597	17,468

Total operating expenses	160,324	123,699

Income from operations	15,972	2,454

Non-operating income (expense):
Interest expense	(9,373)	(8,959)
Other non-operating income (expense), net	547	(3,569)

Income (loss) before minority interest and income taxes	7,146	(10,074)

Minority interest	(334)	(307)

Income (loss) before income taxes	6,812	(10,381)

Income tax (expense) benefit	(2,808)	3,721

Net income (loss)	$4,004	$(6,660)

See condensed notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended May 31,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$4,004	$(6,660)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	16,846	16,369
Deferred income taxes	2,832	(3,714)
Gain on disposal of property and equipment	(260)	(323)
Deferred income and foreign currency exchange gain	(109)	(25)
Write-off of unamortized loan acquisition costs	-	3,464
Minority interest	334	307
Changes in operating assets and liabilities:
Accounts receivable	(7,718)	(4,398)
Receivables from affiliates	(598)	422
Inventories	8,183	549
Prepaid expenses and short-term notes receivable	(385)	749
Accounts payable and accrued liabilities	2,866	(4,341)
Income taxes payable	121	(78)

Net cash provided by operating activities	26,116	2,321

Cash flows from investing activities:
Purchases of property, equipment, and overhauls	(21,179)	(11,360)
Proceeds from disposal of property and equipment	538	605
Payments received on notes receivable from affiliates	2,440	1,585
Other assets	(1,763)	(3,624)

Net cash used in investing activities	(19,964)	(12,794)

Cash flows from financing activities:
Proceeds from long-term debt	355	222,247
Payments on long-term debt and notes payable to affiliates	(8,081)	(208,849)

Net cash (used in) provided by financing activities	(7,726)	13,398

Net (decrease) increase in cash	(1,574)	2,925

Cash and cash equivalents, beginning of period	2,718	4,071

Cash and cash equivalents, end of period	$1,144	$6,996

See condensed notes to unaudited consolidated financial statements.

CONDENSED NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OVERVIEW

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

Trust Created February 28, 1986

        Aviation also holds an approximate two-thirds beneficial interest in the Trust Created February 25, 1986 (the "Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft and three McDonnell Douglas DC-9 ("DC-9") aircraft. The Trust leases these aircraft to Airlines.

Controlling Shareholder and Related Parties

        Mr. Delford M. Smith, our founder and the chairman of our board of directors, has control, either directly or indirectly, over 85.1% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company LLC ("Ventures Acquisition Company");
•	Ventures Holding, Inc. ("Ventures Holding");
•	DMS Properties; and
•	Greenpatch Farms.

        From time to time, we engage in transactions with Mr. Smith and the entities owned by, or controlled by, Mr. Smith. See "Note 11 - Related Party Transactions" below.

        Selected financial results by business segment are found in "Note 2 - Business Segments" below.

BASIS FOR PRESENTATION

        The interim consolidated financial statements included in this quarterly report have been prepared by Holdings and its subsidiaries, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

        In the opinion of management, the interim consolidated financial statements included in this quarterly report contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Such adjustments, other than adjustments that have been separately disclosed, are of a normal recurring nature.

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

        Because certain aspects of our business are seasonal, the interim results presented in this report are not necessarily indicative of operating results for a full year. The interim consolidated financial statements included in this report should be read in conjunction with our consolidated financial statements and the accompanying notes that were included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005, which was filed with the SEC on June 14, 2005.

Reclassifications

        Certain amounts in the Company’s prior period's financial statements and notes have been reclassified to conform to the current period presentation. Previously reported net loss or net cash flows were not affected by these reclassifications.

RECENT ACCOUNTING PRONOUNCEMENT

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

        The Company adopted FIN 46-R as of March 1, 2005. In connection with the adoption of FIN 46-R, management completed an assessment to determine if there were any variable interest entities ("VIE" or "VIEs") that the Company was required to consolidate. Management's assessment included an evaluation of leases, consisting primarily of building and aircraft leases, between the Company and certain related party entities including, but not limited to, Ventures Holding and Ventures Acquisition Company. As a result of the assessment, management determined that there were no VIEs that the Company was required to consolidate for the period ended May 31, 2005.

         As discussed in the section "Landsbanki Loan Agreement" in "Note 4 - Long-Term Debt Obligations" below, on July 11, 2005, Holdings, as Guarantor, and Ventures Acquisition Company, as Borrower, entered into a $32.0 million loan agreement with Landsbanki Íslands hf., as Lender, for the purpose of financing Ventures Acquisition Company's purchase of two Boeing 747 aircraft. As discussed in the section "Lease Transactions" in "Note 11 - Related Party Transactions" below, the two Boeing 747 aircraft will be leased by Ventures Acquisition Company to Airlines. Management is currently evaluating this transaction pursuant to the requirements of FIN 46-R, and believes that this transaction could result in a VIE transaction which may require consolidation by the Company.

NOTE 2 — SELECTED FINANCIAL RESULTS BY BUSINESS SEGMENT

        The following charts present selected financial information of the Company, as further segregated by each of the major business segments.

Selected Financial Results by Business Segment - Unaudited
(in thousands)

	For the Three Months Ended May 31,

	2005	2004

Operating revenues:
Airlines	$106,222	$80,504
EAGLE	29,984	25,610
Helicopters	14,464	8,413
Air Center	14,075	7,749
EASL	9,205	1,590
Agriculture	2,346	2,287

Total	$176,296	$126,153

Intercompany revenues: (1)
Airlines	$3,958	$2,603
EAGLE	594	346
Helicopters	877	682
Air Center	3,104	6,914
EASL	1,291	394
Agriculture	7	25

Total	$9,831	$10,964

(1) Amounts are eliminated in consolidation

Operating expenses:
Airlines	$94,849	$78,053
EAGLE	27,691	24,361
Helicopters	14,231	10,976
Air Center	13,225	6,563
EASL	8,463	1,531
Agriculture	1,865	2,215

Total	$160,324	$123,699

Selected Financial Results by Business Segment - Unaudited
(in thousands)

	For the Three Months Ended May 31,

	2005	2004

Income (loss) from operations:
Airlines	$11,375	$2,451
EAGLE	2,293	1,249
Helicopters	233	(2,563)
Air Center	849	1,186
EASL	742	59
Agriculture	480	72

Total	$15,972	$2,454

Interest expense:
Airlines	$9,194	$8,862
EAGLE	106	51
Helicopters	47	-
Air Center	15	26
EASL	5	8
Agriculture	6	12

Total	$9,373	$8,959

Depreciation and amortization:
Airlines	$14,083	$14,297
EAGLE	585	612
Helicopters	1,713	999
Air Center	332	311
EASL	17	23
Agriculture	116	127

Total	$16,846	$16,369

Capital expenditures:
Airlines	$16,475	$8,414
EAGLE	205	156
Helicopters	4,030	2,655
Air Center	167	130
EASL	-	-
Agriculture	302	5

Total	$21,179	$11,360

Total Assets by Business Segment
(in thousands)

	May 31, 2005
	(unaudited)	February 28, 2005

Total assets:
Airlines	$512,935	$507,200
EAGLE	50,128	52,040
Helicopters	70,551	65,831
Air Center	25,252	23,314
EASL	11,775	20,854
Agriculture	27,271	26,472

Total	$697,912	$695,711

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

        Substantially all of our assets are pledged as collateral under our various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby certain events of default under one or more of the our debt obligations will result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. See "Note 4 - Long-Term Debt Obligations" below. In the event that we are unable to cure such defaults or obtain waivers with respect to such defaults, we are at risk that our payment obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated, thereby forcing us to either obtain alternative financing or seek legal protection from our creditors.

NOTE 4 — LONG-TERM DEBT OBLIGATIONS

Indenture Notes

        The Indenture Notes were issued by Aviation on May 16, 2003, pursuant to an indenture agreement which was executed by Aviation, as issuer, by Holdings and substantially all of the subsidiaries of Aviation, as guarantors, and by J.P. Morgan Trust Company, N.A., as successor trustee to Bank One, N.A., as trustee.

        The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Evergreen Vintage Aircraft, Inc. ("Vintage"), a wholly-owned subsidiary of Holdings. The Indenture Notes are designated as senior second secured obligations. As a result, the Indenture Notes rank equally with all of Aviation’s existing senior, or unsubordinated, debt, and are senior to any of Aviation’s future senior subordinated or unsubordinated debt.

        To the extent of assets securing both the Indenture Notes and the Secured Credit Facility (as defined in "Secured Credit Facility" below), the Indenture Notes are effectively second in priority to our indebtedness under the Secured Credit Facility. However, to the extent of the assets securing the Indenture Notes, the Indenture Notes are senior to our unsecured debt obligations. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation’s subsidiaries, and the Trust. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Agriculture, Vintage, and the foreign subsidiaries of the Company.

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

        Optional Redemption   The Indenture Notes will mature on May 15, 2010, at which time the outstanding principal of the Indenture Notes, plus all accrued and unpaid interest, will become due. However, we may elect to redeem the Indenture Notes prior to the maturity date. The Indenture Notes are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

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

        Repurchase of Notes Upon Certain Asset Sales or a Change in Control.  If an Asset Sale or a Change in Control (as defined in the Indenture Notes) occurs, each holder of Indenture Notes will have the right to require us to repurchase all or part of the holder's Indenture Notes at the price set forth in the Indenture Notes.

        Covenant Compliance.   The Indenture Notes impose certain financial and non-financial covenant restrictions on Aviation and its restricted subsidiaries. Such covenant restrictions include, but are not limited to, restrictions on our ability to:

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

        As of May 31, 2005, we were in compliance with these covenants.

        If Aviation or any of its restricted subsidiaries violates any of these covenants and are unable to obtain waivers, we would be in default under the Indenture Notes and the debt could be accelerated.

Secured Credit Facility

        On May 13, 2004, Aviation and certain of its subsidiaries entered into the Secured Credit Facility with Wells Fargo Foothill, Inc. and Ableco Finance LLC (collectively, “the Wells Fargo Lenders”). The Secured Credit Facility consists of two loans - a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is secured by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Vintage.

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

        Loan Balance and Availability. As of May 31, 2005, the outstanding balance of the Secured Credit Facility was
$74.0 million. Taking into consideration the limitations on our ability to obtain additional advances of principal from the revolving loan (see “Revolving Loan Advances” above) and the Minimum Availability Requirement (see "Covenant Compliance" below), as of May 31, 2005, our availability under the Secured Credit Facility was $0.8 million.

        Covenant Compliance. We are subject to certain financial and non-financial covenants under the Secured Credit Facility. In addition to other requirements that are set forth in such covenants, we are required to maintain: i) either a qualified cash reserve balance or an undrawn availability on the revolving loan of not less than $5.0 million ("Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages.

        The following are the required covenant thresholds under the Secured Credit Facility for the twelve-month period ended May 31, 2005:

Consolidated EBITDA Covenant — The covenant requires a consolidated EBITDA in a minimum amount of $100.0 million. As of May 31, 2005, we were in compliance with this covenant.

Airlines EBITDA Covenant — The covenant requires an EBITDA for Airlines in a minimum amount of $85.0 million. As of May 31, 2005, Airlines was in compliance with this covenant.

Fixed Charge Coverage Covenant — The covenant requires a fixed charge coverage in a minimum ratio of 1.15 to 1.00. As of May 31, 2005, we were in compliance with this covenant.

        In addition, the amount of capital expenditures that may be made by us in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of May 31, 2005, we were in compliance with the capital expenditures covenant.

        If Aviation or any of its restricted subsidiaries violates these covenants and are unable to obtain waivers from the Wells Fargo Lenders, we would be in default under the Secured Credit Facility and the debt could be accelerated.

          Notice and Waiver of Specified Events of Default under Secured Credit Facility. On June 1, 2005, the Wells Fargo Lenders notified us that the Wells Fargo Lenders believed that we were in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note (defined below);

ii)	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility);

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes (the "Designated 747s"); and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the Designated 747s.

          The Wells Fargo Lenders further notified us that, as a result of the Specified Events of Default, the Wells Fargo Lenders had elected to charge the default rate of interest, which, as set forth in the Secured Credit Facility, is a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable. The default rate of interest was charged from April 29, 2005, the date on which the Wells Fargo Lenders asserted that a default had occurred under the FINOVA Note, until June 14, 2005, the date on which the Wells Fargo Lenders, by execution of the Amendment Number Two (as defined below) waived the Specified Events of Default. At April 29, 2005, the per annum rates of interest on the Secured Credit Facility ranged from 6.09% to 8.75%.

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

          Amendment Number Three to Secured Credit Facility. On July 11, 2005, Ventures Acquisition Company purchased the Designated 747s. See "Landsbanki Loan Agreement" below. On the same day, we entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Airlines to i) lease the Designated 747s from Ventures Acquisition Company (see "Lease Transactions" in "Note 11 - Related Party Transactions" below) and ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the Designated 747s. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company.

WCMA Loan Agreement

        On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164
(the “WCMA Loan”) with Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”) for the purpose of obtaining an
$8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.0% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan shall terminate on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full.

        An amendment letter from Merrill Lynch, dated May 12, 2004, established certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Secured Credit Facility. The amendment letter established i) a schedule for fixed charge coverage ratios to be measured on a quarter-end basis, ii) a $75.0 million maximum limit on capital expenditures of which at least $10.0 million must be funded by indebtedness, and iii) a minimum consolidated EBITDA that must be achieved by the Company on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See “Secured Credit Facility” above.

        Covenant Compliance. As of May 31, 2005, we were in compliance with the covenants contained in the WCMA Loan. See “Secured Credit Facility” above.

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

         Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extends the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 are scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. All outstanding principal and accrued, but unpaid interest, will be due upon maturity, as extended.

        The FINOVA Note is secured by means of a first priority security interest granted to FINOVA in one Boeing 747 aircraft and three DC-9 aircraft owned by the Trust.

Intervest Note

          On December 30, 2004, Vintage entered into a Construction Loan Agreement with Intervest-Mortgage Investment Company ("Intervest") whereby Intervest agreed to loan to Vintage a total of $9.0 million for the purpose of financing Vintage's construction of an IMAX theater on the Evergreen Museum Land. The Construction Loan Agreement is further evidenced by a Promissory Note from Vintage to Intervest in the principal sum of $9.0 million (the "Intervest Note"). At May 31, 2005, the outstanding principal balance of the Intervest Note was $0.2 million.

         The Intervest Note provides for an annual rate of interest equal to 1% in excess of the rate established for a Bank Prime Loan, as published in the Federal Reserve Statistical Release H.15 (the "Index"). The interest rate on all sums advanced under the Intervest Note shall be adjusted on the first day of each month following the date that the Bank Prime Loan rate changes in the Index, with such interest rate to be equal to 1% in excess of the week-ending average rate established for the Bank Prime Loan, as published in the Index. However, the interest rate shall never be less than 5.75% per annum. Accrued interest on the outstanding balance of sums advanced under the Intervest Note shall be due and payable on the first day of each month. In addition, following any default in the payment of interest under the Intervest Note, or any default under any of the other documents executed in connection with or to secure the Intervest Note (the "Loan Documents") and expiration of the applicable cure period, Intervest may elect to (i) declare the Intervest Note due and payable, and/or (ii) increase the rate of interest payable under the Intervest Note by three percent (3.00%) per annum.

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

Landsbanki Loan Agreement

           On July 11, 2005, Holdings, as Guarantor, and Ventures Acquisition Company, as Borrower, entered into a $32.0 million Loan Agreement (the "Landsbanki Loan Agreement") with Landsbanki Íslands hf., as Lender, for the purpose of financing Ventures Acquisition Company's purchase of the Designated 747s.

          The Landsbanki Loan Agreement bears interest at an annual rate of LIBOR plus 2.3%. The applicable LIBOR rate is determined by reference to LIBOR periods of 30 days. Interest shall accrue daily and is payable monthly, with the applicable LIBOR rate being determined at the beginning of each monthly payment period. However, if an Event of Default (as defined in the Landsbanki Loan Agreement) has occurred and continuing, then the Landsbanki Loan Agreement shall bear interest at a rate that is 2% per annum higher than the otherwise applicable rate. Monthly installments of principal and accrued interest in the amount of $680,000 per installment are due and payable on the 11th day of each month through the maturity date. The Landsbanki Loan Agreement will mature on July 11, 2010, at which time all outstanding principal and accrued, but unpaid, interest will be due and payable.

          The Landsbanki Loan Agreement contains certain restrictions on Holdings' ability to i) effect mergers and other changes of control and ii) enter into transactions with its affiliates. In addition, the Landsbanki Loan Agreement provides that, among other events, a default under either of the leases of the Designated 747s (see "Lease Transactions" in "Note 11 - Related Party Transactions" below) shall consitute a default under the Lanksbanki Loan Agreement.

          As Guarantor, Holdings has guaranteed all obligations of Ventures Acquisition Company under the Landsbanki Loan Agreement. Holdings' obligations as Guarantor under the Landsbanki Loan Agreement are absolute and unconditional.

NOTE 5 — PREPAID EXPENSES AND OTHER

        Prepaid expenses and other at May 31, 2005 and February 28, 2005 consisted of the following:

	May 31, 2005
(in thousands)	(unaudited)	February 28, 2005

Prepaid expenses	$2,786	$2,442
Notes receivable - current portion	211	170

Total	$2,997	$2,612

NOTE 6 — OTHER ASSETS

        Other assets at May 31, 2005 and February 28, 2005 consisted of the following:

	May 31, 2005
(in thousands)	(unaudited)	February 28, 2005

Non-current agricultural assets	$4,358	$3,762
Deposits	7,347	5,933
Notes receivable	1,043	1,204
Finance fees, net of amortization	477	481
Other assets	452	377

Total	$13,677	$11,757

NOTE 7 — SUPPORT SERVICES AND OTHER REVENUE

        Support services and other revenue for the three months ended May 31, 2005 and May 31, 2004 consisted of the following:

	For the Three Months Ended May 31,

(in thousands - unaudited)	2005	2004

Support services - Airlines	$912	$343
Support services - Helicopters	928	700
Support services - Air Center	12,613	7,658
Sales of agricultural products	2,346	2,287
Support services - other	16	-

Total	$16,815	$10,988

NOTE 8 — COST OF SUPPORT SERVICES AND OTHER SUPPORT COSTS

        Cost of support services and other revenue for the three months ended May 31, 2005 and May 31, 2004 consisted of the following:

	For the Three Months Ended May 31,

(in thousands - unaudited)	2005	2004

Cost of support services and other support costs - Airlines	$6,258	$4,200
Cost of support services - Helicopters	568	141
Cost of support services - Air Center	10,371	4,720
Cost of sales of agricultural products	1,365	1,601
Cost of support services - other	39	64

Total	$18,601	$10,726

NOTE 9 — OTHER NON-OPERATING INCOME (EXPENSE), NET

        Other non-operating income (expense), net for the three months ended May 31, 2005 and May 31, 2004 consisted of the following:

	For the Three Months Ended May 31,

(in thousands - unaudited)	2005	2004

Gain on sale of property and equipment	260	323
Foreign currency exchange gain	107	25
Other non-operating gain (loss)	180	(124)
Write-off of unamortized loan acquisition costs	-	(3,463)
Penalties and legal fees on loan prepayment	-	(330)

Total	$547	$(3,569)

NOTE 10 — CASH FLOWS FROM INVESTING ACTIVITIES - OTHER ASSETS

        Cash flows from investing activities - other assets during the three months ended May 31, 2005 and 2004 were as follows:

	For the Three Months Ended May 31,

(in thousands - unaudited)	2005	2004

Deposits on aircraft	$(1,414)	$(512)
Aircraft and parts held for sale	34	(16)
Non-current agricultural assets	(596)	-
Minority interest applied against note receivable from affiliate	-	(307)
Payments received on notes receivable	140
Advances made on notes receivable	-	(454)
Capitalized loan acquisition costs	(17)	(3,464)
Other	93	1,129

Total	$(1,763)	$(3,624)

NOTE 11 — RELATED PARTY TRANSACTIONS

        Mr. Delford M. Smith, our founder and the chairman of our board of directors, has control, either directly or indirectly, over 85.1% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company LLC ("Ventures Acquisition Company");
•	Ventures Holding, Inc. ("Ventures Holding");
•	DMS Properties; and
•	Greenpatch Farms.

Transactions Under Mr. Smith's Employment Agreement

        During the three months ended May 31, 2005, the board of directors granted a $2.9 million bonus to Mr. Smith. Payment of the bonus was recorded by us as a part of selling, general, and administrative expenses. In accordance with the terms of the Employment Agreement, Mr. Smith utilized $2.0 million of the bonus to pay $1.4 million of principal and $0.6 million of accrued interest on obligations owed to us by Mr. Smith or his affiliates, and the remaining portion of the bonus was utilized to satisfy taxes payable by Mr. Smith or his affiliates as a result of the receipt of the bonus.

Lease Transactions

        We rent aircraft and buildings from entities that are owned by, or controlled by, Mr. Smith. During the three months ended May 31, 2005 and May 31, 2004, we incurred rent expense for these leases in the aggregate amounts of $1.5 million and $1.7 million, respectively.

        On July 11, 2005, Airlines, as lessee, entered into two three-year Aircraft Leases with Ventures Acquisition Company, as lessor, for the Designated 747s. Rental payments of $345,000 per aircraft are due on the 11th day of each month throughout the terms of the leases. The Aircraft Leases are subject and subordinate to the terms of the Landsbanki Loan Agreement (see "Landsbanki Loan Agreement" in "Note 4 - Long-Term Debt Obligations" above), and Airlines' right to possession and use of the Designated 747s is subject to the right of Landsbanki Íslands hf., as the secured lender, to repossess the Designated 747s.

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

        During each of the three-month periods ended May 31, 2005 and May 31, 2004, Airlines incurred aircraft lease expense on the Boeing 747 in the amount of $1.8 million. Of these amounts in each three-month period, $0.6 million was attributable to Mr. Smith's one-third beneficial interest in the aircraft.

Sale and Lease of Aircraft

        Sale and Lease of Puma Aircraft.  During May 2005, EASL sold two Aerospatiale Model SA 330J rotor-wing aircraft, with corresponding aircraft parts (collectively, the "Puma Aircraft"), to Ventures Acquisition Company for an aggregate sales price of $5.0 million. EASL's cost for the Puma Aircraft was also $5.0 million, thus EASL did not recognize any profit from the sale. Immediately upon its purchase of the Puma Aircraft from EASL, Ventures Acquisition Company agreed to lease the Puma Aircraft to Helicopters under a three-year lease agreement at a lease rate of $55,000 per month, per aircraft.

        Sale and Lease of Sikorsky CH-54 Aircraft.  During May 2005, EASL sold a Sikorsky CH-54 rotor-wing aircraft, with corresponding aircraft parts (collectively, the "CH-54 Aircraft") to Ventures Acquisition Company for an aggregate sales price of $2.4 million. EASL's inventory cost for the CH-54 Aircraft was also $2.4 million, thus EASL did not recognize any profit from the sale. Ventures Acquisition Company has agreed to lease the CH-54 Aircraft to Helicopters under a three-year lease agreement at a lease rate of $120,000 per month.

Notes Receivable from Affiliates and Notes Payable to Affiliates

        We also have a number of notes receivable from Mr. Smith, Ventures Holding, and Ventures Acquisition Company. The chart below summarizes the various notes receivable from Mr. Smith, Ventures Holdings, Inc., or Ventures Acquisition Company at May 31, 2005 and February 28, 2005:

	May 31, 2005
(in thousands)	(unaudited)	February 28, 2005

Notes receivable from Ventures Holdings	$8,590	$9,777
due in annual installments of $1,134 through March 31, 2013, with an annual interest rate of 4%

Notes receivable from Ventures Acquisition Company	991	1,128
due in annual installments of $146 through March 31, 2013, with an annual interest rate of 4%

Note receivable from Mr. Smith	4,094	4,661
due in ten annual installments of $802 through March 31, 2013, with an annual interest rate of 4%

Net notes receivable from affiliates	$13,675	$15,566

        Notes Receivable from Affiliates— During the three months ended May 31, 2005, the principal balances of our notes receivable from affiliates increased by $0.1 million of accrued interest receivable. During the same time period, we received $1.4 million of principal payments and $0.6 million of accrued interest payments. See "Transactions Under Mr. Smith's Employment Agreement" above.

NOTE 12 — CONTINGENCIES AND COMMITMENTS

LEGAL PROCEEDINGS

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

        On September 19, 2001, we filed proceedings in the United States District Court for the District of Oregon against Asiana to recover amounts owed by Asiana to us pursuant to the contract. On February 28, 2003, a jury returned a verdict in our favor and awarded damages of $16.6 million, and Asiana subsequently filed a motion for judgment as a matter of law. The district court denied the motion and Asiana appealed the judgment to the United States Ninth Circuit Court of Appeals.

        On June 20, 2005, a three-judge panel of the United States Court of Appeals for the Ninth Circuit affirmed in all respects the judgment of the district court. In its decision, the Ninth Circuit rejected Asiana's arguments that the damage award should be reversed, holding that the District Court properly instructed the jury on the measure of Evergreen's damages and that Evergreen provided extensive evidence of its damages in accordance with Oregon law.

         On July 11, 2005, the Ninth Circuit issued a mandate returning the action to the District Court. It is anticipated that the District Court will, upon conclusion of proceedings, order the disbursement to Evergreen of the full amount of damages, in addition to costs and interest, from the amount that Asiana previously deposited in the District Court's bank account.

Ducor Express Airlines

        On February 25, 2005, Ducor Express Airlines, Inc. ("Ducor") filed a claim against Airlines for breach of contract (the "Action") in the Supreme Court of New York, County of Queens (the "Court"). Ducor sought damages of $41.7 million against Airlines in regard to certain agreements between the parties wherein Airlines was to provide charter cargo flights from Hong Kong, China to Los Angeles, California during September 2004 through November 2004 (collectively, the "Charter Agreements"). On March 21, 2005, Airlines filed a counterclaim against Ducor in regard to the Charter Agreements.

        On July 6, 2005, the parties executed a Settlement Agreement whereby Ducor and Airlines i) agreed to file with the Court a stipulation of discontinuance of the Action with prejudice and ii) agreed to release and discharge the other from any and all claims and liabilities with respect to the Action.

Claim for Losses under the Air Transportation Safety and System Stabilization Act

        We may be asked to return all or a portion of the $7.2 million that we received in fiscal year 2002 for claims pursuant to the Air Transportation Safety and System Stabilization Act. As of May 31, 2005, we have not received any further correspondence and have not participated in any further negotiations regarding this matter. Currently, we do not anticipate that we will be required to return any of $7.2 million. To the extent we need to actually pay any of these amounts, we believe that cash on hand and amounts expected to be available under our Secured Credit Facility will be sufficient.

AIRCRAFT PURCHASE COMMITMENTS

        As of May 31, 2005, we had entered into agreements to purchase the following aircraft:

(in thousands)
		Purchase	Deposit
Aircraft	Quantity	Price	Paid
Boeing 747-230SF aircraft	2	$32,000	$2,000
Bell AB139 helicopter	1	7,950	1,500
Bell AB139 helicopters	3	25,000	-
Bell 206 L-4 helicopter	1	1,310	196
Bell 412EP IFT helicopter	2	12,670	2,534

Total		$78,930	$6,230

        On July 11, 2005, Ventures Acquision Company purchased the Boeing 747-230SF aircraft for $32.0 million. The purchase of the aircraft was financed through a $32.0 million Loan Agreement between Ventures Acquisition Company, as Borrower, Holdings, as Guarantor, and Landsbanki Íslands hf., as Lender. See "Landsbanki Loan Agreement" in "Note 4 - Long-Term Debt Obligations" above.

        Subject to finalization of financing or leasing arrangements, we expect to take delivery of one Bell AB139 helicopter, the Bell 206 L-4 helicopter, and the two Bell 412EP IFT helicopters during fiscal year 2006, with the remaining three Bell AB139 helicopters to be delivered in fiscal year 2007. In addition, we anticipate that upon taking delivery, we will simultaneously sell and lease back the aircraft under operating lease agreements for lease terms not greater than three years.

NOTE 13 —	SUPPLEMENTAL FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

        The following supplemental consolidated financial statements separately present the results of operations for Evergreen Holdings, Inc., Evergreen International Aviation, Inc., the wholly-owned Guarantor Subsidiaries on a combined basis, the Non-Wholly Owned Guarantor Subsidiary, and the Non-Guarantor Subsidiaries on a combined basis, with consolidating adjustments and total consolidated amounts.

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
For the Three Months Ended May 31, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Operating revenues	$-	$3,750	$178,178	$1,846	$2,353	$(9,831)	$176,296
Operating expenses	-	-	145,563	93	1,365	(5,294)	141,727
Selling, general, and administrative expenses	6	6,269	16,434	8	766	(4,886)	18,597

Operating (loss) income	(6)	(2,519)	16,181	1,745	222	349	15,972

Interest income (expense)	130	(2)	(9,423)	(68)	(10)	-	(9,373)
Other non-operating income (expense), net	-	-	559	-	(12)	-	547

Income (loss) before minority interest,	124	(2,521)	7,317	1,677	200	349	7,146
income taxes, and equity in
subsidiary earnings

Equity in earnings of subsidiaries	3,880	5,546	-	-	-	(9,426)	-

Income (loss) before minority interest	4,004	3,025	7,317	1,677	200	(9,077)	7,146
and income taxes

Minority interest	-	(334)	-	-	-	-	(334)

Income (loss) before income taxes	4,004	2,691	7,317	1,677	200	(9,077)	6,812

Income tax benefit (expense)	-	994	(3,718)	-	(84)	-	(2,808)

Net income (loss)	$4,004	$3,685	$3,599	$1,677	$116	$(9,077)	$4,004

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS - UNAUDITED
For the Three Months Ended May 31, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Operating revenues	$-	$2,598	$130,320	$1,887	$2,312	$(10,964)	$126,153
Operating expenses	-	-	112,230	93	1,601	(7,693)	106,231
Selling, general, and administrative expenses	15	5,811	14,549	-	658	(3,565)	17,468

Operating (loss) income	(15)	(3,213)	3,541	1,794	53	294	2,454

Interest expense	144	(71)	(8,823)	(197)	(12)	-	(8,959)
Other non-operating income, net	-	(3,794)	25	-	200	-	(3,569)

Income (loss) before minority interest,	129	(7,078)	(5,257)	1,597	241	294	(10,074)
income taxes, and equity in subsidiary earnings

Equity in earnings of subsidiaries	(6,789)	(2,445)	-	-	-	9,234	-

(Loss) income before minority interest	(6,660)	(9,523)	(5,257)	1,597	241	9,528	(10,074)
and income taxes

Minority interest	-	-	(307)	-	-	-	(307)

(Loss) income before income taxes	(6,660)	(9,523)	(5,564)	1,597	241	9,528	(10,381)

Income tax benefit (expense)	-	2,571	1,358	-	(96)	(112)	3,721

Net (loss) income	$(6,660)	$(6,952)	$(4,206)	$1,597	$145	$9,416	$(6,660)

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET - UNAUDITED
At May 31, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$-	$61	$1,032	$-	$51	$-	$1,144
Accounts receivable, net	-	12	68,049	639	1,374	-	70,074
Other current assets	236	1,149	19,910	-	9,270	-	30,565

Total current assets	236	1,222	88,991	639	10,695	-	101,783

Properties, net	1,722	3,213	491,360	11,639	41,919	(1,457)	548,396
Notes receivable from affiliates	12,700	5,217	220	-	(6,484)	-	11,653
Investment in subsidiaries	204,338	259,712	-	-	-	(464,050)	-
Other assets including goodwill	-	12,139	19,307	17	4,617	-	36,080

Total assets	$218,996	$281,503	$599,878	$12,295	$50,747	$(465,507)	$697,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$5,748	$78,425	$-	$484	$-	$84,657
Accrued liabilities and payables to affiliates	-	5,704	19,598	18	326	-	25,646
Accrued interest	-	1,508	40	-	15	-	1,563
Current portion long-term debt	-	6,516	3,012	2,035	1,011	1	12,575

Total current liabilities	-	19,476	101,075	2,053	1,836	1	124,441

Long-term debt	76,967	64,622	121,300	-	23,917	(1)	286,805
Deferred rentals and other payables to affiliates	-	-	(5,379)	5,457	-	-	78
Deferred tax liabilities	(45,587)	(1,204)	142,334	-	2,440	-	97,983

Total liabilities	31,380	82,894	359,330	7,510	28,193	-	509,307

Minority interest	-	989	-	-	-	-	989

Stockholders' equity	187,616	197,620	240,548	4,785	22,554	(465,507)	187,616

Total liabilities and stockholders' equity	$218,996	$281,503	$599,878	$12,295	$50,747	$(465,507)	$697,912

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
At February 28, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$-	$1,228	$1,390	$-	$100	$-	$2,718
Accounts receivable, net	-	9	60,861	639	846	-	62,355
Other current assets	1,580	1,004	27,559	-	7,743	-	37,886

Total current assets	1,580	2,241	89,810	639	8,689	-	102,959

Properties, net	1,729	3,306	488,089	11,732	40,514	(1,808)	543,562
Notes receivable from affiliates	13,127	3,110	245	-	(2,389)	-	14,093
Investment in subsidiaries	200,406	254,503	-	-	-	(454,909)	-
Other assets including goodwill	-	12,909	18,007	-	4,181	-	35,097

Total assets	$216,842	$276,069	$596,151	$12,371	$50,995	$(456,717)	$695,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$5,327	$66,484	$-	$1,021	$2	$72,834
Accrued liabilities and payables to affiliates	-	4,790	22,642	-	810	-	28,242
Accrued interest	-	7,961	28	29	14	-	8,032
Current portion long-term debt	-	6,515	3,734	3,370	626		14,245

Total current liabilities	-	24,593	92,888	3,399	2,471	2	123,353

Long-term debt	78,640	57,320	133,169	-	23,731	-	292,860
Deferred rentals and other payables to affiliates	-	-	(5,098)	5,178	-	-	80
Deferred tax liabilities	(45,410)	(387)	138,592	-	2,356	-	95,151

Total liabilities	33,230	81,526	359,551	8,577	28,558	2	511,444

Minority interest	-	655	-	-	-	-	655

Stockholders' equity	183,612	193,888	236,600	3,794	22,437	(456,719)	183,612

Total liabilities and stockholders' equity	$216,842	$276,069	$596,151	$12,371	$50,995	$(456,717)	$695,711

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
For the Three Months Ended May 31, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Net cash (used in) provided by	$(46)	$(2,838)	$33,719	$1,352	$(859)	$(5,212)	$26,116
operating activities

Cash flows from investing activities:
Purchases of property, equipment,	-	(11)	(19,633)	-	(1,535)	-	(21,179)
and overhauls
Proceeds from disposal of property	-	-	538	-	-	-	538
and equipment
Notes receivables & other assets	-	(2,867)	(1,276)	(17)	(375)	5,212	677

Net cash provided by (used in)	-	(2,878)	(20,371)	(17)	(1,910)	5,212	(19,964)
investing activities

Cash flows from financing activities:
Proceeds from long-term debt	-	-	-	-	355	-	355
Payments on long-term debt	-	(5,315)	(1,431)	(1,335)	-	-	(8,081)
Other financing sources	46	9,864	(12,275)	-	2,365	-	-

Net cash provided by (used in)	46	4,549	(13,706)	(1,335)	2,720	-	(7,726)
financing activities

Net (decrease) increase in cash	-	(1,167)	(358)	-	(49)	-	(1,574)

Cash, beginning of period	-	1,228	1,390	-	100	-	2,718

Cash, end of period	$-	$61	$1,032	$-	$51	$-	$1,144

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
For the Three Months Ended May 31, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Net cash (used in) provided by	$2,248	$(14,030)	$10,235	$1,445	$(31)	$2,454	$2,321
operating activities

Cash flows from investing activities:
Purchases of property, equipment,	-	(10)	(11,025)	-	(325)	-	(11,360)
and overhauls
Proceeds from disposal of property	-	-	605	-	-	-	605
and equipment
Notes receivables & other assets	-	1,223	(573)	(227)	(9)	(2,453)	(2,039)

Net cash provided by (used in)	-	1,213	(10,993)	(227)	(334)	(2,453)	(12,794)
investing activities

Cash flows from financing activities:
Proceeds from long-term debt	-	222,247	-	-	-	-	222,247
Payments on long-term debt	-	(205,553)	(3,149)	-	(147)	-	(208,849)
Other financing sources	(2,248)	1,059	2,192	(1,218)	216	(1)	-

Net cash provided by (used in)	(2,248)	17,753	(957)	(1,218)	69	(1)	13,398
financing activities

Net (decrease) increase in cash	-	4,936	(1,715)	-	(296)	-	2,925

Cash, beginning of period	-	1,002	2,723	-	346	-	4,071

Cash, end of period	$-	$5,938	$1,008	$-	$50	$-	$6,996

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains statements, which to the extent they are not recitations of historical fact, constitute "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Statements and assumptions with regard to future revenues, income and cash flows, program performance, the outcome of litigation, and planned dispositions of assets are examples of forward-looking statements. Wherever possible, we have identified these forward-looking statements by words such as "anticipates", "believes", "could", "may", "intends", "estimates", "expects", "projects", and similar phrases.

        Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. The risks and uncertainties to which our business is subject include, but are not limited to, those risks and uncertainties included under the heading "Risk Factors Relating to the Company" in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Such risks and uncertainties include:

•	the financing agreements of Evergreen Aviation which include financial covenants that impose substantial restrictions upon us;
•	our access to additional financing;
•	volatility in aircraft values which may affect our ability to obtain financing secured by our aircraft;
•	the age of our aircraft fleet;
•	our dependence upon utilization of our Boeing 747 aircraft fleet to generate the majority of our flight revenue;
•	the price and availability of aircraft fuel;
•	our dependence upon revenue from the United States Air Force ("USAF") Air Mobility Command and the United States Postal Service ("U.S. Postal Service"); and
•	government regulation.

        For further information regarding the risks and uncertainties associated with our business, please see the Company's other reports and filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

        Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We assume no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information future events or otherwise, except as required by law.

OVERVIEW

        Evergreen Holdings, Inc. ("Holdings") is the holding company of Evergreen International Aviation, Inc. ("Aviation"), a leading provider of integrated air cargo transportation and aviation support services. Holdings, Aviation, and their consolidated subsidiaries (collectively, "Company", "we", "us", or "our") provide global air cargo shipping, ground handling and logistics services, helicopter transportation services, small aircraft charters, and aircraft maintenance and repair services. Our diverse fleet of commercial aircraft and helicopters gives us the capability and flexibility to provide a wide array of air cargo and transportation services to our customers.

BUSINESS OVERVIEW

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

Trust Created February 25, 1986

        Aviation also holds an approximate two-thirds beneficial interest in the Trust Created February 25, 1986 ("Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft and three DC-9 aircraft. The Trust leases these aircraft to Airlines.

Controlling Shareholder and Related Parties

        Mr. Delford M. Smith, our founder and the chairman of our board of directors, has control, either directly or indirectly, over 85.1% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company LLC ("Ventures Acquisition Company");
•	Ventures Holding, Inc. ("Ventures Holding");
•	DMS Properties; and
•	Greenpatch Farms.

        From time to time, we engage in transactions with Mr. Smith and the entities owned by, or controlled by, Mr. Smith. See "Note 11 - Related Party Transactions" in Item 1 of this quarterly report.

RECENT ACCOUNTING PRONOUNCEMENT

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

        The Company adopted FIN 46-R as of March 1, 2005. In connection with the adoption of FIN 46-R, management completed an assessment to determine if there were any variable interest entities ("VIE" or "VIEs") that the Company was required to consolidate. Management's assessment included an evaluation of leases, consisting primarily of building and aircraft leases, between the Company and certain related party entities including, but not limited to, Ventures Holding and Ventures Acquisition Company. As a result of the assessment, management determined that there were no VIEs that the Company was required to consolidate for the period ended May 31, 2005.

        As discussed in the section "Landsbanki Loan Agreement" in "Note 4 - Long-Term Debt Obligations" below, on July 11, 2005, Holdings, as Guarantor, and Ventures Acquisition Company, as Borrower, entered into a $32.0 million loan agreement with Landsbanki Íslands hf., as Lender, for the purpose of financing Ventures Acquisition Company's purchase of two Boeing 747 aircraft. As discussed in the section "Lease Transactions" in "Note 11 - Related Party Transactions" below, the two Boeing 747 aircraft will be leased by Ventures Acquisition Company to Airlines. Management is currently evaluating this transaction pursuant to the requirements of FIN 46-R, and believes that this transaction could result in a VIE transaction which may require consolidation by the Company.

Available Information

        General information about us can be found at www.evergreenaviation.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website at www.evergreenaviation.com/invr.html as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Information on our website is not incorporated into this Form 10-Q or our other securities filings, and is not a part of such filings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2005
AS COMPARED TO THE THREE MONTHS ENDED MAY 31, 2004

        The following table sets forth the results of operations with respect to our consolidated reportable segments for the three months ended May 31, 2005 and May 31, 2004.

	Three Months Ended May 31,

(in millions - UNAUDITED)	2005	2004	Change

Operating revenues:
Flight revenue	$118.5	$87.3	$31.2
Sales of aircraft, parts and other property and equipment	11.2	2.3	8.9
Ground handling and logistics services revenue	29.8	25.6	4.2
Support services and other revenue	16.8	11.0	5.8

Total operating revenues	176.3	126.2	50.1

Operating expenses:
Flight costs	19.4	17.5	1.9
Fuel	39.7	25.4	14.3
Maintenance	17.9	17.7	0.2
Aircraft and equipment	12.4	12.1	0.3
Cost of sales of aircraft, parts, and other property and equipment	8.9	1.0	7.9
Cost of ground handling and logistics services	24.8	21.8	3.0
Cost of support services and other support costs	18.6	10.7	7.9
Selling, general, and administrative expenses	18.6	17.5	1.1

Total operating expenses	160.3	123.7	36.6

Income from operations	16.0	2.5	13.5

Non-operating income (expense):
Interest expense	(9.4)	(9.0)	(0.4)
Other non-operating income (expense), net	0.5	(3.6)	4.1

Income (loss) before minority interest and income taxes	7.1	(10.1)	17.2

Minority interest	(0.3)	(0.3)	-

Income (loss) before income taxes	6.8	(10.4)	17.2

Income tax (expense) benefit	(2.8)	3.7	(6.5)

Net income (loss)	$4.0	$(6.7)	$10.7

        We recorded net income of $4.0 million for the three months ended May 31, 2005, as compared to a net loss of
$6.7 million during the three months ended May 31, 2004.

Operating Revenue

        Total operating revenues for the three months ended May 31, 2005 were $176.3 million, which was a $50.1 million, or 39.7%, increase from total operating revenues of $126.2 million for the three months ended May 31, 2004.

        Flight Revenue — Flight revenue accounted for $118.5 million, or approximately 67.2%, of our total operating revenue during the three months ended May 31, 2005. Compared to the three months ended May 31, 2004, we experienced a $31.2 million, or 35.7%, increase in our flight revenue.

• Airlines — During the three months ended May 31, 2005, Airlines generated $105.0 million of flight revenue, as compared to $79.8 million during the three months ended May 31, 2004, resulting in a $25.2 million increase. The increase was primarily attributable to a $21.0 million increase in revenues from USAF Air Mobility Command contracts.

USAF Air Mobility Command Contracts — Flight revenue earned by Airlines under USAF Air Mobility Command contracts increased by $21.0 million during the three months ended May 31, 2005, as compared to the three months ended May 31, 2004. During the three months ended May 31, 2004, our revenues from USAF Air Mobility Command contracts had declined because the USAF Air Mobility Command had shifted away from the use of commercial aircraft in favor of using organic military transport for movements of cargo directly into Iraq. After May 31, 2004, the USAF Air Mobility Command shifted back to utilizing some commercial aircraft for movements of cargo.

Commercial Contracts — During the three months ended May 31, 2005, flight revenue from our commercial customers increased by $4.2 million as compared to the three months ended May 31, 2004. Increased utilization of our Boeing 747 fleet for commercial flights out of Asia accounted for a $6.2 million increase in commercial flight revenue. However, those increases were partially offset by a $2.0 million decrease in flight revenue from our DC-9 fleet due to the completion, during our previous fiscal year, of an air cargo contract with DHL.

• Helicopters — During the three months ended May 31, 2005, Helicopters generated $13.4 million of flight revenue, as compared to $7.5 million during the three months ended May 31, 2004, resulting in a $5.9 million increase in revenue. Of the increase, $3.9 million was attributable to new service contracts with the United Nations and additional long-term contracts with the United States Navy. The remaining increase of $1.9 million was attributable to increased utilization of the Sikorsky S-64 "Skycrane" helicopter, particularly for construction and air-lift services.

        Sales of Aircraft, Parts, and Other Property and Equipment — Revenue from sales of aircraft, parts, and other property and equipment was $11.2 million during the three months ended May 31, 2005, as compared to $2.3 million during the three months ended May 31, 2004, resulting in an $8.9 million, or 387.0%, increase in sales revenue.

         Approximately $7.6 million of the increase in sales revenue was primarily attributable to the following sales by our EASL segment to Ventures Acquisition Company during the three months ended May 31, 2005:

•	the sale of two Aerospatiale Model SA 330J rotor-wing aircraft, with corresponding aircraft parts (collectively, the "Puma Aircraft") for an aggregate sales price of $5.0 million; and

•	the sale of a Sikorsky CH-54 rotor-wing aircraft, with corresponding aircraft parts (collectively, the "CH-54 Aircraft") for an aggregate sales price of $2.4 million.

        Because the sales prices of the Puma Aircraft and the CH-54 Aircraft were the same as EASL's inventory costs for the aircraft, EASL did not recognize any profit from the sales. Ventures Acquisition Company will lease the Puma Aircraft and the CH-54 Aircraft to Helicopters under three-year lease agreements. See "Note 11 - Related Party Transactions - Sale and Lease of Aircraft" under Item 1 of this quarterly report.

        The remaining $1.3 million increase in sales revenue was primarily attributable to increased sales of aircraft hulls, engines, and engine parts in our Air Center segment.

        Ground Handling and Logistics Services Revenue — Our EAGLE segment generated $29.8 million of revenue from ground handling and logistics services during the three months ended May 31, 2005, as compared $25.6 million during the three months ended May 31, 2004, resulting in a $4.2 million, or 16.4%, increase in revenue.

Commercial Customers. An increase in volume of services provided by EAGLE to its domestic and international commercial customers accounted for $3.9 million of the increase in EAGLE's revenues. In particular, an expansion in the volume of ground handling and logistics services provided by EAGLE to British Airways accounted for $3.5 million of EAGLE's growth in revenue from its commercial customers.

        Support Services and Other Revenue — Support services and other revenue was $16.8 million during the three months ended May 31, 2005, as compared to $11.0 million during the three months ended May 31, 2004, resulting in a $5.8 million, or 52.7%, increase in revenue.

• Air Center — An increase in the level of heavy aircraft maintenance, line maintenance, and aircraft storage services provided by the Air Center to third parties resulted in a $5.0 million increase in support services revenue.

• Airlines —An increase in the volume of air and ground transportation logistics services provided to third parties by a division of our Airlines segment resulted in a $0.7 million increase in support services revenue.

• Helicopters —An increase in the volume of non-flight helicopter support services provided to third parties by our Helicopters segment resulted in a $0.1 million increase in support services revenue.

Operating Expenses

        Total operating expenses during the three months ended May 31, 2005 were $160.3 million, which was a $36.6 million, or 29.6%, increase from $123.7 million of expense during the three months ended May 31, 2004.

        Flight Costs — Flight costs were $19.4 million during the three months ended May 31, 2005, as compared to
$17.5 million of expense during the three months ended May 31, 2004, resulting in a $1.9 million, or 10.7% increase in expense.

• Airlines — Flight costs for Airlines increased by $1.2 million, primarily as a result of increased commissions paid on USAF Air Mobility Command contracts.

Increases in Expense. The increased flight activity for USAF Air Mobility Command contracts resulted in a $2.2 million increase in the amount of commissions that Airlines paid on those contracts. Also, with the increased flight activity, crew costs and overfly charges increased by approximately $0.6 million.

Decreases in Expense. The completion of a DHL air freight services contract during the prior fiscal year resulted in current fiscal year reductions in travel costs (by approximately $1.2 million) and DC-9 crew costs (by approximately $0.4 million).

• Helicopters — Flight costs for Helicopters increased by $0.7 million, primarily due to the additional flight crew costs, training costs, and travel expenses associated with an increase in the number of helicopter contracts for the current fiscal year, as compared to the prior fiscal year.

        Fuel — Fuel expense was $39.7 million during the three months ended May 31, 2005, as compared to $25.4 million of expense during the three months ended May 31, 2004, resulting in a $14.3 million, or 56.3%, increase in fuel expense.

• Airlines — Airlines' fuel expense increased by $14.5 million. Approximately $11.4 million of the increase in fuel expense was attributable to sharply rising prices for aviation fuel within the commercial flight sector. Another
$3.1 million increase in fuel expense was attributable to an increase in the number of block hours flown by our aircraft. In comparison, fuel expense for USAF Air Mobility Command missions did not significantly fluctuate because the pegged contract fuel rate for military flights is more favorable than for commercial contracts.

• Helicopters — A $0.2 million decrease in Helicopters' fuel expense was primarily attributable to i) a change in our contracts whereby many of our customers now assume direct responsibility for the purchase of aviation fuel and ii) the classification of the cost of certain fuel sales by Helicopters to the line item "Cost of support services and other costs."

        Maintenance — Aircraft maintenance expense was $17.9 million during the three months ended May 31, 2005, as compared to $17.7 million of expense during the three months ended May 31, 2004, resulting in a $0.2 million, or 1.1%, increase in expense.

• Airlines — Amortization expense for our DC-9 fleet decreased by approximately $0.4 million due to a decrease in flight activity in the current fiscal year. The decrease in the DC-9 flight activity was primarily attributable to the termination of the DHL air freight contract during the prior fiscal year.

• Helicopters — Maintenance expense for Helicopters' aircraft increased by approximately $0.6 million. The increase was primarily attributable to an increase in start-up and configuration costs incurred during the current fiscal year, as compared to the prior fiscal year.

        Aircraft and Equipment Expense — Aircraft and equipment expense was $12.4 million during the three months ended May 31, 2005, as compared to $12.1 million of expense during the three months ended May 31, 2004, resulting in a
$0.3 million, or 2.5%, increase in expense.

• Airlines — Aircraft and equipment expense for our Airlines segment decreased by $1.0 million primarily as a result of: i) a $0.3 million reduction in aircraft insurance costs, ii) a $0.4 million reduction in engine rental expense due to lower lease rates and greater utilization of owned engines, and iii) a $0.3 million reduction in aircraft lease expense attributable to the expiration of a DC-9 aircraft lease.

• Helicopters — A $1.3 million increase in aircraft and equipment expense for our Helicopters segment was primarily attributable to an increase in helicopter lease expenses. The increase in helicopter lease expense is primarily attributable to an increase in the number of aircraft resources that we need in order to service our long-term commercial contracts.

        Cost of Sales of Aircraft, Parts, and Other Property and Equipment — Cost of sales of aircraft, parts, and other property and equipment was $8.9 million during the three months ended May 31, 2005, as compared to $1.0 million of expense during the three months ended May 31, 2004, resulting in a $7.9 million, or 790.0%, increase in cost of sales.

         Approximately $7.6 million of the increase in cost of sales was primarily attributable to sales by EASL of the Puma Aircraft and the CH-54 Aircraft to Ventures Acquisition Company during the three months ended May 31, 2005. See "Operating Revenue - Sales of Aircraft, Parts, and Other Property and Equipment" above and "Note 11 - Related Party Transactions - Sale and Lease of Aircraft" under Item 1 of this quarterly report.

        Because the sales prices of the Puma Aircraft and the CH-54 Aircraft were the same as EASL's inventory costs for the aircraft, EASL did not recognize any profit from the sales. Ventures Acquisition Company will lease both the Puma Aircraft and the CH-54 Aircraft to Helicopters under three-year lease agreements. See "Operating Revenue - Sales of Aircraft, Parts, and Other Property and Equipment" above and "Note 11 - Related Party Transactions - Sale and Lease of Aircraft" under Item 1 of this quarterly report.

        The remaining $0.3 million increase in cost of sales is primarily attributable to increased sales of aircraft and engine part-outs.

        Cost of Ground Handling and Logistics Services — Cost of ground handling and logistics services was $24.8 million during the three months ended May 31, 2005, as compared to $21.8 million of expense during the three months ended May 31, 2004, resulting in a $3.0 million, or 13.8%, increase in expense. The increase was primarily attributable to a $2.4 million increase in labor expense and a $0.8 million increase in equipment expense attributable to expansion of services provided by EAGLE to British Airways and other commercial customers.

        Cost of Support Services and Other Support Costs — Cost of support services and other revenue was $18.6 million during the three months ended May 31, 2005, as compared to $10.7 million of expense during the three months ended May 31, 2004, resulting in a $7.9 million, or 73.8%, increase in support costs. Cost of support services increased in the following areas:

•	approximately $1.6 million of the increase was attributable to increased landing fees and ground handling expenses for Airlines;
•	approximately $5.6 million of the increase was attributable to increased support costs for providing heavy aircraft maintenance, line maintenance, and aircraft storage services at the Air Center; and
•	approximately $0.9 million of the increase was attributable to other support costs for the provision of helicopter and transportation logistics support services.

        Agriculture — In comparison to the above increases in other support costs, Agriculture's cost of goods sold decreased by $0.2 million during the three months ended May 31, 2005, as compared to the three months ended May 31, 2004, primarily as a result of decreased sales of nursery plants.

        Selling, General, and Administrative — Total selling, general, and administrative expense during the three months ended May 31, 2005 was $18.6 million, as compared to $17.5 million of expense during the three months ended May 31, 2004, resulting in a $1.1 million, or 6.3% increase in expense. The increase was primarily attributable to increases in professional fees incurred for legal and consulting services.

Interest Expense

         Interest expense during the three months ended May 31, 2005 was $9.4 million, which was a $0.4 million, or 4.4%, increase from $9.0 million of interest expense during the three months ended May 31, 2004. The increase was primarily attributable to higher interest rates being charged by the Company's lenders during the three months ended May 31, 2005, as compared to the three months ended May 31, 2004.

Other Non-Operating Expense and Income

        During the three months ended May 31, 2005, we recognized $0.5 million of other non-operating income, which was a $4.1 million increase in income from $3.6 million of other non-operating expense during the three months ended May 31, 2004.

        During the three months ended May 31, 2004, we incurred $3.8 million of non-operating expense that was primarily attributable to loan prepayment penalties, legal fees, and the write-off of unamortized loan acquisition costs which were incurred in conjunction with the full repayment and termination of our revolving line of credit with PNC Bank, N.A. (“PNC Bank”) in May 2004. The expense was partially offset by $0.2 million of gains realized on the sale of real property rights and farming equipment in our Agriculture segment.

Income Tax Expense

        Our income tax expense for the three months ended May 31, 2005 was $2.8 million, as compared to an income tax benefit of $3.7 million for the three months ended May 31, 2004. The increase in income tax expense was attributable to pre-tax income of $6.8 million for the three months ended May 31, 2005, as compared to a pre-tax loss of $10.4 million for the three months ended May 31, 2004. The income tax expense for the three months ended May 31, 2005, and the income tax benefit for the three months ended May 31, 2004 were both computed at the statutory rate of 34.0% for federal tax and a blended rate of approximately 4.13% for state taxes.

        The following table sets forth the calculation of our income tax benefit (expense) for the three months ended May 31, 2005 and May 31, 2004:

	Three Months Ended
	May 31,

(in thousands)	2005	2004

Income (loss) before income taxes	$6,812	$(10,381)

Combined federal and state tax rates	38.13%	38.13%

"Expected" income tax benefit (expense)	(2,597)	3,958

Other adjustments	(211)	(237)

Income tax (expense) benefit	$(2,808)	$3,721

LIQUIDITY

         At May 31, 2005, we had cash and cash equivalents of $1.1 million, as compared to cash and cash equivalents of
$2.7 million at February 28, 2005.

Cash Flows from Operating Activities

         During the three months ended May 31, 2005, we generated $26.1 million of cash from our operating activities, as compared to $2.3 million of cash generated from operating activities during the three months ended May 31, 2004.

        During the Three Months Ended May 31, 2005 —Net income of $4.0 million, non-cash depreciation and amortization expenses of $16.8 million, an $8.1 million decrease in inventories, a $2.9 million increase in accounts payable, and a $2.8 million increase in deferred income taxes accounted for most of our positive cash flow from operating activities during the three months ended May 31, 2005. Non-cash minority interest expense and an increase in income taxes payable also increased cash flow by approximately $0.5 million.

        The positive cash flow from operating activities was partially reduced as a result of a $7.7 million increase in outstanding accounts receivable balances and $1.0 million of increases in prepaid assets and receivables from affiliates.

        During the Three Months Ended May 31, 2004 —In comparison, during the three months ended May 31, 2004, non-cash depreciation and amortization expenses of $16.4 million and a $3.5 million write-off of unamortized loan acquisition costs accounted for most of our positive cash flow from operating activities. Payments received on accounts receivable from affiliates, decreases in inventories and prepaid expense accounts, and a non-cash write-off of unamortized loan acquisition costs also increased cash flow by approximately $2.0 million.

        The positive cash flow from operating activities was partially reduced primarily as a result of i) our $6.7 million net loss for the three months ended May 31, 2004, ii) a $4.4 million increase in outstanding accounts receivable balances, iii) a $4.3 million decrease in accounts payable, and iii) a $3.7 million increase in deferred income taxes.

Cash Flows from Investing Activities

         During the three months ended May 31, 2005, we used $20.0 million of cash for investing activities, as compared to a use of $12.8 million of cash during the three months ended May 31, 2004.

        During the Three Months Ended May 31, 2005 — Purchases of aircraft parts and airframes, scheduled overhauls of engines, and upgrades and enhancements for our aircraft resulted in a $21.2 million use of cash for capital expenditures. We also used approximately $1.4 million of cash for payment of deposits on aircraft purchase agreements and other non-fixed assets. An increase in non-current agricultural products also accounted for an approximate $0.5 million use of cash.

         The uses of cash were partially offset by i) $2.4 million of cash received as payments on notes receivable from affiliates, ii) $0.5 million of cash received from the disposal of property and equipment, and iii) approximately $0.2 million of payments received on notes receivable.

         As of the date of this report, we have entered into agreements to purchase seven helicopters. As of the date of this report, total commitments for the purchase of these aircraft is $46.9 million, of which $4.2 million of deposits have already been paid. We expect to finance the purchase of these aircraft primarily through third-party or affiliate financing. See "Table of Contractual Obligations" below.

        During the Three Months Ended May 31, 2004 — Purchases of aircraft parts and airframes, scheduled overhauls of engines, and upgrades and enhancements for our aircraft resulted in a $11.4 million use of cash for capital expenditures. We also used approximately $3.6 million of cash for payment of capitalized loan acquisition costs and other non-fixed assets.

         These uses of cash were slightly offset by i) $1.6 million of payments received on notes receivable from affiliates and ii) $0.6 million of cash received from the disposal of property and equipment during the three months ended May 31, 2004.

Cash Flows from Financing Activities

         During the three months ended May 31, 2005, we used $7.7 million of cash in financing activities, as compared to $13.4 million of cash provided from financing activities during the three months ended May 31, 2004.

        During the Three Months Ended May 31, 2005 —During the three months ended May 31, 2005, we received approximately $0.4 million of cash proceeds from long-term financing, and used approximately $8.1 million of cash for payments on our Secured Credit Facility and various equipment purchase notes.

        During the Three Months Ended May 31, 2004 —In comparison, during the three months ended May 31, 2004, we received approximately $222.2 million of cash proceeds from long-term financing, and used approximately $205.6 million of cash for payments on those long-term debt obligations. In addition, we also made cash payments of approximately
$3.2 million on various other long-term instruments, which consist primarily of equipment purchase notes.

CAPITAL RESOURCES

        At May 31, 2005, our total long-term debt balance was $299.4 million, which was a $7.7 million decrease from our long-term debt balance of $307.1 million at February 28, 2005. Our long-term debt is comprised of a $215.0 million outstanding balance on the Indenture Notes, a $74.0 million outstanding balance on the Secured Credit Facility, and outstanding balances of approximately $10.4 million on various equipment purchase notes.

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

        The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Evergreen Vintage Aircraft, Inc. ("Vintage"), a wholly-owned subsidiary of Holdings. The Indenture Notes are designated as senior second secured obligations. As a result, the Indenture Notes rank equally with all of Aviation’s existing senior, or unsubordinated, debt, and are senior to any of Aviation’s future senior subordinated or unsubordinated debt.

        To the extent of assets securing both the Indenture Notes and the Secured Credit Facility (see "Secured Credit Facility" below), the Indenture Notes are effectively second in priority to our indebtedness under the Secured Credit Facility. However, to the extent of the assets securing the Indenture Notes, the Indenture Notes are senior to our unsecured debt obligations. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation’s subsidiaries, and the Trust. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Agriculture, Vintage, and the foreign subsidiaries of the Company.

        Interest Rate. The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15th and November 15th of each year. On May 13, 2005, we made the semi-annual payment of accrued interest on the Indenture Notes in the amount of $12.9 million. We funded payment of the accrued interest from our operations. The next semi-annual payment of accrued interest on the Indenture Notes, in the amount of $12.9 million, is due and payable on November 15, 2005. We intend to fund payment of the accrued interest from our operations.

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

        Repurchase of Notes Upon Certain Asset Sales or a Change in Control. If an Asset Sale or a Change of Control (as defined in the Indenture Notes) occurs, each holder of Indenture Notes will have the right to require us to repurchase all or part of the holder's Indenture Notes at a price set forth in the Indenture Notes.

        Covenant Compliance.   The Indenture Notes impose certain financial and non-financial covenant restrictions on Aviation and its restricted subsidiaries. Such covenant restrictions include, but are not limited to, restrictions on our ability to:

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

        As of May 31, 2005, we were in compliance with these covenants.

        If Aviation or any of its restricted subsidiaries violates any of these covenants and are unable to obtain waivers, we would be in default under the Indenture Notes and the debt could be accelerated.

Secured Credit Facility

        On May 13, 2004, we entered into the Secured Credit Facility with the Wells Fargo Lenders. The Secured Credit Facility is a three-year senior secured credit facility that consists of two loans – a $50.0 million term loan and a $50.0 million revolving loan. The Secured Credit Facility is collateralized by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Vintage.

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

        Loan Balance and Availability. As of May 31, 2005, the outstanding balance of the Secured Credit Facility was $74.0 million. Taking into consideration the limitations on our ability to obtain additional advances of principal from the revolving loan (see “Revolving Loan Advances” above) and the Minimum Availability Requirement (see "Covenant Compliance" below), as of May 31, 2005, our availability under the Secured Credit Facility was $0.8 million.

        Covenant Compliance. We are subject to certain financial and non-financial covenants under the Secured Credit Facility. In addition to other requirements that are set forth in such covenants, we are required to maintain: i) either a qualified cash reserve balance or an undrawn availability on the revolving loan of not less than $5.0 million (the "Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated EBITDA, and iii) a minimum ratio with respect to fixed charge coverages.

        The following are the required covenant thresholds under the Secured Credit Facility for the twelve-month period ending May 31, 2005:

Consolidated EBITDA Covenant — The covenant requires a consolidated EBITDA in a minimum amount of $100.0 million. As of May 31, 2005, we were in compliance with this covenant.

Airlines EBITDA Covenant — The covenant requires an EBITDA for Airlines in a minimum amount of $85.0 million. As of May 31, 2005, we were in compliance with this covenant.

Fixed Charge Coverage Covenant — The covenant requires a fixed charge coverage in a minimum ratio of 1.15 to 1.00. As of May 31, 2005, we were in compliance with this covenant.

        In addition, the amount of capital expenditures that we may make in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of May 31, 2005, we were in compliance with the capital expenditures covenant.

        If Aviation or any of its restricted subsidiaries violates any of these covenants and are unable to obtain waivers from the Wells Fargo Lenders, we would be in default under the Secured Credit Facility and the debt could be accelerated.

          Notice and Waiver of Specified Events of Default under Secured Credit Facility. On June 1, 2005, the Wells Fargo Lenders notified us that the Wells Fargo Lenders believed that we were in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note (defined below);

ii)	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility);

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes (the "Designated 747s"); and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the Designated 747s.

          The Wells Fargo Lenders further notified us that, as a result of the Specified Events of Default, the Wells Fargo Lenders had elected to charge the default rate of interest, which, as set forth in the Secured Credit Facility, is a per annum rate equal to 2 percentage points above the per annum rate otherwise applicable. The default rate of interest was charged from April 29, 2005, the date on which the Wells Fargo Lenders asserted that a default had occurred under the FINOVA Note, until June 14, 2005, the date on which the Wells Fargo Lenders, by execution of the Amendment Number Two (as defined below) waived the Specified Events of Default. At April 29, 2005, the per annum rates of interest on the Secured Credit Facility ranged from 6.09% to 8.75%.

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

          Amendment Number Three to Secured Credit Facility. On July 11, 2005, Ventures Acquisition Company purchased the Designated 747s. See "Landsbanki Loan Agreement" below. On the same day, we entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Airlines to i) lease the Designated 747s from Ventures Acquisition Company and ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the Designated 747s. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company

WCMA Loan Agreement

        On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164 (the “WCMA Loan”) with Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”) for the purpose of obtaining a
$8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.00% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan shall terminate on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full.

        An amendment letter from Merrill Lynch, dated May 12, 2004, established certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Secured Credit Facility. The amendment letter established i) a schedule for fixed charge coverage ratios, to be measured on a quarter-end basis, ii) a $75.0 million maximum limit on capital expenditures, of which, at least $10.0 million must be funded by indebtedness, and iii) a minimum EBITDA consolidated that must be achieved by the Company on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See “Capital Resources – Secured Credit Facility” above.

        Covenant Compliance. As of May 31, 2005, we were in compliance with the covenants of the WCMA Loan. See "Capital Resources – Secured Credit Facility" above.

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

        Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extends the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 are scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. All outstanding principal and accrued, but unpaid interest, will be due upon maturity, as extended.

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

Landsbanki Loan Agreement

           On July 11, 2005, Holdings, as Guarantor, and Ventures Acquisition Company, as Borrower, entered into a $32.0 million Loan Agreement (the "Landsbanki Loan Agreement") with Landsbanki Íslands hf., as Lender, for the purpose of financing Ventures Acquisition Company's purchase of the Designated 747s.

          The Landsbanki Loan Agreement bears interest at an annual rate of LIBOR plus 2.3%. The applicable LIBOR rate is determined by reference to LIBOR periods of 30 days. Interest shall accrue daily and is payable monthly, with the applicable LIBOR rate being determined at the beginning of each monthly payment period. However, if an Event of Default (as defined in the Landsbanki Loan Agreement) has occurred and continuing, then the Landsbanki Loan Agreement shall bear interest at a rate that is 2% per annum higher than the otherwise applicable rate. Monthly installments of principal and accrued interest in the amount of $680,000 per installment are due and payable on the 11th day of each month through the maturity date. The Landsbanki Loan Agreement will mature on July 11, 2010, at which time all outstanding principal and accrued, but unpaid, interest will be due and payable.

          The Landsbanki Loan Agreement contains certain restrictions on Holdings' ability to i) effect mergers and other changes of control and ii) enter into transactions with its affiliates. In addition, the Landsbanki Loan Agreement provides that, among other events, a default under either of the leases of the Designated 747s (see "Lease Transactions" in "Note 11 - Related Party Transactions" in Item 1 of this quarterly report) shall consitute a default under the Lanksbanki Loan Agreement.

          As Guarantor, Holdings has guaranteed all obligations of Ventures Acquisition Company under the Landsbanki Loan Agreement. Holdings' obligations as Guarantor under the Landsbanki Loan Agreement are absolute and unconditional.

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

Table of Contractual Obligations

        The following table summarizes our contractual obligations as of May 31, 2005:

Contractual Obligations
(in millions)

Payments Due by End of Fiscal Year

	2006	2007	2008	2009	2010	After 2010	Total

Long-term debt obligations	$10.3	$8.8	$64.3	$0.9	$215.1	$-	$299.4
including current maturities
and capital leases
Operating lease obligations (1)	16.9	18.0	11.3	7.5	5.3	5.8	64.8
Purchase obligations (2)	18.1	24.6	-	-	-	-	42.7
Other obligations (3)	2.2	3.0	3.0	3.0	3.0	3.8	18.0

Totals	$47.5	$54.4	$78.6	$11.4	$223.4	$9.6	$424.9

(1)	Total operating lease obligations of $64.8 million include $11.6 million of lease obligations to entities owned by, or controlled by Mr. Smith, the Company's controlling shareholder.

(2)	Purchase obligations consist of the purchase prices of $25.0 million for three Bell AB139 helicopters, $7.9 million for one Bell AB139 helicopter, $1.3 million for one Bell 206 L-4 helicopter, and $12.7 million for two Bell 412EP IFT helicopters, less deposits paid of $4.2 million.

(3)	Other obligations consist primarily of the annual salary and bonus to be paid to Mr. Smith pursuant to the Delford M. Smith Employment Agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        As of May 31, 2005, we had fixed rate debt of $219.7 million and variable rate debt of $79.7 million. Based on the outstanding balances at May 31, 2005, each 1% increase or decrease in the interest rate of our variable rate debt would increase or decrease our annual interest expense by approximately $0.8 million. A 1% increase in interest rates would decrease the fair market value of our Indenture Notes by approximately $2.2 million. We have not entered into any obligations for trading purposes.

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

        We are not exposed to any other commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        As a result of the Company's need to restate its financial statements for the fiscal year ended February 29, 2004, the Company retained a certified public accounting firm (the "Internal Audit Consultants") to provide certain internal audit services to the Company. The Internal Audit Consultants interfaced with the registered independent public accounting firm during both the audit of the Company's financial statements for the fiscal year ended February 28, 2005 and the period covered by this report, and have performed analyses of major accounts included in the Company's financial statements. Although the Company was not able to file its Annual Report on Form 10-K for the fiscal year ended February 28, 2005 on the original due date, the Company believes that initiating the internal audit function improved the Company's effectiveness in recording, processing, summarizing and reporting financial information. In addition, the Company believes that the internal audit function, and the account analyses performed at, and for, both the fiscal year ended February 28, 2005 and the period covered by this report, will positively affect the Company's internal control over financial reporting, and will enhance the Company's ability to meet its future reporting requirements in a timely manner.

Changes in Internal Control Over Financial Reporting

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        We filed a motion to dismiss for lack of jurisdiction, but a ruling was issued on April 19, 2005 by the North Carolina Court of Appeals denying our motion. We are currently pursuing trial in the North Caroline Business Court and discovery is in the early stages.

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

        On September 19, 2001, we filed proceedings in the United States District Court for the District of Oregon against Asiana to recover amounts owed by Asiana to us pursuant to the contract. On February 28, 2003, a jury returned a verdict in our favor and awarded damages of $16.6 million, and Asiana subsequently filed a motion for judgment as a matter of law. The district court denied the motion and Asiana appealed the judgment to the United States Ninth Circuit Court of Appeals.

        On June 20, 2005, a three-judge panel of the United States Court of Appeals for the Ninth Circuit affirmed in all respects the judgment of the district court. In its decision, the Ninth Circuit rejected Asiana's arguments that the damage award should be reversed, holding that the District Court properly instructed the jury on the measure of Evergreen's damages and that Evergreen provided extensive evidence of its damages in accordance with Oregon law.

         On July 11, 2005, the Ninth Circuit issued a mandate returning the action to the District Court. It is anticipated that the District Court will, upon conclusion of proceedings, order the disbursement to Evergreen of the full amount of damages, in addition to costs and interest, from the amount that Asiana previously deposited in the District Court's bank account.

Ducor Express Airlines

        On February 25, 2005, Ducor Express Airlines, Inc. ("Ducor") filed a claim against Airlines for breach of contract (the "Action") in the Supreme Court of New York, County of Queens (the "Court"). Ducor sought damages of $41.7 million against Airlines in regard to certain agreements between the parties wherein Airlines was to provide charter cargo flights from Hong Kong, China to Los Angeles, California during September 2004 through November 2004 (collectively, the "Charter Agreements"). On March 21, 2005, Airlines filed a counterclaim against Ducor in regard to the Charter Agreements.

        On July 6, 2005, the parties executed a Settlement Agreement whereby Ducor and Airlines i) agreed to file with the Court a stipulation of discontinuance of the Action with prejudice and ii) agreed to release and discharge the other from any and all claims and liabilities with respect to the Action.

ITEM 6.	EXHIBITS

        A list of exhibits that are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description of Document

10.1	*	Amendment Number Three and Consent, dated July 11, 2005, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers.

10.2	*	Loan Agreement, dated July 11, 2005, between Ventures Acquisition Company, LLC, as Borrower, Evergreen Holdings, Inc., as Guarantor, and Landsbanki Íslands hf., as Lender.

10.3	*	Aircraft Lease, dated July 11, 2005, between Ventures Acquisition Company, LLC and Evergreen International Airlines, Inc. for a Boeing 747-230SF aircraft, manufacturer's serial number 23286.

10.4	*	Aircraft Lease, dated July 11, 2005, between Ventures Acquisition Company, LLC and Evergreen International Airlines, Inc. for a Boeing 747-230SF aircraft, manufacturer's serial number 23287.

31.1	*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN HOLDINGS, INC. (Registrant)

Date: July 15, 2005	/s/ Timothy G. Wahlberg Timothy G. Wahlberg Director and President (principal executive officer)

Date: July 15, 2005	/s/ John A. Irwin John A. Irwin Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	*	Amendment Number Three and Consent, dated July 11, 2005, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers.

10.2	*	Loan Agreement, dated July 11, 2005, between Ventures Acquisition Company, LLC, as Borrower, Evergreen Holdings, Inc., as Guarantor, and Landsbanki Íslands hf., as Lender.

10.3	*	Aircraft Lease, dated July 11, 2005, between Ventures Acquisition Company, LLC and Evergreen International Airlines, Inc. for a Boeing 747-230SF aircraft, manufacturer's serial number 23286.

10.4	*	Aircraft Lease, dated July 11, 2005, between Ventures Acquisition Company, LLC and Evergreen International Airlines, Inc. for a Boeing 747-230SF aircraft, manufacturer's serial number 23287.

31.1	*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.