Form 10-Q
period 2005-08-31
EVERGREEN HOLDINGS INC
filed 2005-10-13
CIK 1263810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended August 31, 2005

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
         Yes  (    )   No  (X)

As of October 13, 2005, there were 10,054,749 outstanding shares of no par value common stock of the registrant.

PAGE
PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

SIGNATURES	67

EXHIBIT INDEX	68

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
At August 31, 2005 and February 28, 2005
(in thousands, except share data)

	August 31, 2005
	(unaudited)	February 28, 2005

ASSETS
Current assets:
Cash and cash equivalents	$4,811	$2,718
Accounts receivable, less allowance of $1,805 and	67,933	62,355
$1,661 for doubtful accounts
Accounts receivable from affiliates, net	274	447
Inventories	21,453	29,060
Prepaid expenses and other	3,355	2,612
Current portion notes receivable from affiliates (includes	1,727	1,473
interest receivable of $226 and $605)
Deferred tax asset and income taxes receivable	3,849	4,294

Total current assets	103,402	102,959

Property and equipment, net	553,036	543,562
Assets held for sale	5,824	6,831
Notes receivable from affiliates	12,083	14,093
Capitalized loan acquisition costs	9,274	11,015
Other assets	14,700	11,757
Goodwill	5,494	5,494

Total assets	$703,813	$695,711

(continued on the next page)

CONSOLIDATED BALANCE SHEETS — continued
At August 31, 2005 and February 28, 2005
(in thousands, except share data)

	August 31, 2005
	(unaudited)	February 28, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,024	$72,834
Accrued liabilities	27,559	24,975
Accrued interest	8,062	8,032
Affiliate trade and notes payable	52	3,267
Income taxes payable	732	-
Current portion of long-term debt	12,640	14,245

Total current liabilities	120,069	123,353

Long-term debt	272,761	292,860
Deferred rentals payable	78	80
Deferred tax liabilities	106,691	95,151

Total liabilities	499,599	511,444

Minority interest	1,341	655

Stockholders' equity:
Common stock, no par value; 20,000,000 shares authorized;	7,568	7,568
10,054,749 shares issued and outstanding
Retained earnings	195,305	176,044

Total stockholders' equity	202,873	183,612

Total liabilities, minority interest, and stockholders' equity	$703,813	$695,711

        See condensed notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	For the Three Months		For the Six Months
	Ended August 31,		Ended August 31,

	2005	2004	2005	2004

Operating revenues:
Flight revenue	$129,768	$102,468	$248,249	$189,737
Sales of aircraft, parts, and other property and equipment	5,214	2,300	9,692	4,586
Sales of aircraft to affiliates	2,668	2,750	9,393	2,750
Ground handling and logistics services revenue	29,797	28,887	59,592	54,497
Support services and other revenue	12,883	9,243	29,699	20,231

Total operating revenues	180,330	145,648	356,625	271,801

Operating expenses:
Flight costs	23,595	18,445	43,012	35,983
Fuel	43,283	28,928	83,021	54,351
Maintenance	18,917	18,207	36,839	35,930
Aircraft and equipment	13,844	12,271	26,228	24,329
Cost of sales of aircraft, parts, and other property and equipment	2,778	376	4,930	1,384
Cost of sales of aircraft to affiliates	2,668	2,750	9,393	2,750
Cost of ground handling and logistics services	25,199	26,030	49,986	47,785
Cost of support services and other support costs	15,739	10,606	34,341	21,332
Selling, general, and administrative expense	16,601	14,633	35,197	32,101

Total operating expenses	162,624	132,246	322,947	255,945

Income from operations	17,706	13,402	33,678	15,856

Non-operating income (expense):
Interest expense	(8,667)	(8,787)	(18,040)	(17,746)
Other non-operating income (expense), net	16,486	98	17,033	(3,471)

Income (loss) before minority interest and income taxes	25,525	4,713	32,671	(5,361)

Minority interest	(352)	(316)	(686)	(623)

Income (loss) before income taxes	25,173	4,397	31,985	(5,984)

Income tax (expense) benefit	(9,916)	(2,010)	(12,724)	1,711

Net income (loss)	$15,257	$2,387	$19,261	$(4,273)

See condensed notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended August 31,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$19,261	$(4,273)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	33,755	32,999
Deferred income taxes	11,540	(1,732)
Gain on disposal of property and equipment	(1,734)	(972)
Impairment charges on aircraft	-	587
Deferred income and foreign currency exchange (gain) loss	(233)	6
Write-off of unamortized loan acquisition costs	-	3,464
Minority interest	686	623
Changes in operating assets and liabilities:
Accounts receivable	(6,220)	(8,932)
Receivables from affiliates	(81)	298
Inventories	7,607	(6,334)
Prepaid expenses and short-term notes receivable	(742)	374
Accounts payable and accrued liabilities	(1,537)	6,099
Income taxes payable	1,177	(162)

Net cash provided by operating activities	63,479	22,045

Cash flows from investing activities:
Purchases of property, equipment, and overhauls	(44,758)	(28,347)
Proceeds from disposal of property and equipment	3,906	1,529
Decrease in long-term portion of notes receivable from affiliates	2,010	1,737
Other assets	(839)	(3,811)

Net cash used in investing activities	(39,681)	(28,892)

Cash flows from financing activities:
Proceeds from long-term debt	2,361	222,247
Payments on long-term debt and notes payable to affiliates	(24,066)	(212,463)

Net cash (used in) provided by financing activities	(21,705)	9,784

Net increase in cash	2,093	2,937

Cash and cash equivalents, beginning of period	2,718	4,071

Cash and cash equivalents, end of period	$4,811	$7,008

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

Business Segments

        We conduct business in six major business segments through our wholly-owned subsidiaries:

•	Evergreen International Airlines, Inc. ("Airlines") provides air cargo services for both international and domestic markets;

•	Evergreen Aviation Ground Logistics Enterprise, Inc. ("EAGLE") provides full-service aviation ground handling and logistics services, including mail handling, aviation hub management, aircraft handling, cargo handling, ground system management, ground equipment maintenance, ground equipment sales and leasing, aircraft line maintenance, terminal services, aircraft de-icing and washing, check-in and ticketing, baggage acceptance and seat selection, and passenger cabin cleaning;

•	Evergreen Helicopters, Inc. ("Helicopters") provides helicopter and small fixed-wing aircraft services throughout the world in connection with activities such as forest fire fighting, health services, aerial spraying, heavy lift construction, law enforcement, helicopter logging, petroleum support services, search and rescue, peacekeeping and relief support, helicopter skiing, and agriculture;

•	Evergreen Air Center, Inc. ("the Air Center" or "Air Center"), an unlimited Class IV airframe repair station certified by the FAA, performs aircraft maintenance, repair and overhaul services, and aircraft storage services;

•	Evergreen Aircraft Sales and Leasing Co. (“EASL”) selectively buys, sells, leases, and brokers commercial aircraft, helicopters, and aircraft spare parts; and

•	Evergreen Agricultural Enterprises, Inc. (“Agriculture”) conducts farming operations, nursery and horticulture operations, and delivers nursery and processed agricultural products to wholesale and retail customers.

        Selected financial results by business segment are found in "Note 2 - Selected Financial Results by Business Segment" below.

Hurricane Katrina and Hurricane Rita

         Our Helicopters segment maintains facilities and aircraft in Louisiana and Texas. As of the date of this report, management has completed an initial analysis of potential property damage or disruption to business operations as a result of Hurricane Katrina and Hurricane Rita. Our facilities in Louisiana sustained some storm damage. However, the amount of damages are not considered to be material and repairs are anticipated to be funded either from operations or a government supported program. Our facilities in Galveston, Texas sustained only minor cosmetic damages. None of our aircraft were damaged as a result of storms.

         We temporarily suspended operations out of our Louisiana and Texas facilities while the storms passed over the areas. However, we resumed operations at the facilities within 24-36 hours without any material disruption in service or operations. Management does not believe that the hurricanes, or their effects upon the surrounding areas and economies, will have a material negative impact upon our results of operations or financial condition.

Trust Created February 28, 1986

        Aviation also holds an approximate two-thirds beneficial interest in the Trust Created February 25, 1986 (the "Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft (the "Trust Boeing 747") and three McDonnell Douglas DC-9 ("DC-9") aircraft. The Trust leases these aircraft to Airlines.

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

Seasonality

        Certain aspects of our business are seasonal in nature. Flight revenue generated from contracts with commercial airlines and freight forwarders has historically been higher from September through December of each year as the levels of flight activity increase with the build-up of inventories by retailers in anticipation of the holiday season. Revenues in our EAGLE segment also reflect similar seasonal fluctuations, predominantly as a result of increased volumes of mail and packages being processed by the United States Postal Service ("U.S. Postal Service") and United Parcel Service in the lead-up to the holiday season. In comparison, our Helicopters segment experiences higher revenues during the summer months as a result of increased fire-fighting activities, while our Agriculture segment generates higher revenues during the peak shipping periods for nursery products and Christmas trees.

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

Reclassifications

        Certain amounts in the Company’s prior period's financial statements and notes have been reclassified to conform to the current period presentation. Previously reported net income (loss) or net cash flows were not affected by these reclassifications.

RECENT ACCOUNTING PRONOUNCEMENT

        In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R addresses how a company should apply the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain variable interest entities. In particular, FIN 46-R applies in those situations in which i) the company does not have a controlling financial interest in the variable interest entity or ii) the variable interest entity does not have sufficient equity at risk for the variable interest entity to finance its activities without additional subordinated financial support. In those situations, FIN 46-R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved.

        The Company adopted FIN 46-R as of March 1, 2005. In connection with the adoption of FIN 46-R, management completed an assessment of certain of its affiliated entities including, but not limited to, Ventures Acquisition Company, to determine if there were any variable interest entities that the Company was required to consolidate.

         As discussed in the section "Landsbanki Loan Agreement" in "Note 4 - Long-Term Debt Obligations" below, on July 11, 2005, Ventures Acquisition Company, as Borrower, and Holdings, as Guarantor, entered into a $32.0 million loan agreement with Landsbanki Íslands hf., as Lender, for the purpose of financing Ventures Acquisition Company's purchase of two Boeing 747 aircraft (the "VAC Boeing 747 Aircraft"). As discussed in the section "Lease Transactions" in "Note 11 - Related Party Transactions" below, the VAC Boeing 747 Aircraft are leased by Ventures Acquisition Company to Airlines.

         As a result of Holdings entering into the guarantee agreement, we have re-evaluated our relationship with Ventures Acquisition Company in accordance with the reconsideration provisions of FIN 46-R. Based upon this evaluation, we have determined that, as of August 31, 2005, the Company has a variable interest in Ventures Acquisition Company, a variable interest entity. However, we have also determined that the Company is not the primary beneficiary of Ventures Acquisition Company and, accordingly, the Company does not include the results of operations and financial condition of Ventures Acquisition Company in the Company's consolidated financial statements.

        Pursuant to the disclosure requirements of FIN 46-R for variable interest entities, where the Company is not the primary beneficiary, the Company is required to make certain disclosures regarding such variable interest entities. Ventures Acquisition Company is a limited liability company that is solely owned by Mr. Delford M. Smith, the Company's founder and the chairman of its board of directors. Ventures Acquisition Company is engaged in the business of purchasing aircraft and then leasing such aircraft to various subsidiaries of the Company. The Company's involvement with these rental activities began in approximately 1998. As of August 31, 2005, Ventures Acquisition Company reported unaudited total assets of approximately $66.8 million. Although the maximum exposure to loss as a result of the Company's involvement with Ventures Acquisition Company is $31.5 million as of August 31, 2005, the approximate loan to market value of the VAC Boeing 747 Aircraft in Ventures Acquisition Company is approximately 64.0%, based on an independent appraisal. The Company's recourse related to such exposure is limited to the amounts of actual losses paid by the Company.

        As a result of the VAC Boeing 747 Aircraft transaction, the Company also evaluated its accounting related to loan guarantees. In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees was issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As of August 31, 2005, the fair value of guarantees the Company issued was not material.

NOTE 2 — SELECTED FINANCIAL RESULTS BY BUSINESS SEGMENT

        The following charts present selected financial information of the Company, as further segregated by each of the major business segments.

Selected Financial Results by Business Segment - Unaudited
(in thousands)

	For the Three Months		For the Six Months
	Ended August 31,		Ended August 31,

	2005	2004	2005	2004

Operating revenues:
Airlines	$113,697	$88,748	$219,921	$169,252
EAGLE	29,801	28,905	59,784	54,515
Helicopters	21,728	15,371	36,191	23,784
Air Center	10,253	7,823	24,328	15,572
EASL	4,247	4,289	13,451	5,879
Agriculture	604	512	2,950	2,799

Total	$180,330	$145,648	$356,625	$271,801

Intercompany revenues: (1)
Airlines	$4,420	$2,801	$8,378	$5,404
EAGLE	626	444	1,220	790
Helicopters	645	604	1,522	1,286
Air Center	4,441	8,368	7,545	15,282
EASL	1,270	586	2,561	980
Agriculture	2	25	9	50

Total	$11,404	$12,828	$21,235	$23,792

(1) Amounts are eliminated in consolidation

Selected Financial Results by Business Segment - Unaudited
(in thousands)

For the Three Months		For the Six Months
Ended August 31,		Ended August 31,

2005	2004	2005	2004

Operating expenses:
Airlines	$101,128	$79,213	$195,976	$157,266
EAGLE	27,980	28,492	55,671	52,853
Helicopters	18,552	12,509	32,783	23,485
Air Center	10,066	7,023	23,291	13,586
EASL	3,598	4,280	12,060	5,811
Agriculture	1,300	729	3,166	2,944

Total	$162,624	$132,246	$322,947	$255,945

Income (loss) from operations:
Airlines	$12,569	$9,535	$23,945	$11,986
EAGLE	1,821	413	4,113	1,662
Helicopters	3,176	2,862	3,408	299
Air Center	187	800	1,037	1,986
EASL	649	9	1,391	68
Agriculture	(696)	(217)	(216)	(145)

Total	$17,706	$13,402	$33,678	$15,856

Interest expense:
Airlines	$8,563	$8,640	$17,757	$17,502
EAGLE	31	36	137	87
Helicopters	41	69	88	69
Air Center	20	16	35	42
EASL	-	17	5	25
Agriculture	12	9	18	21

Total	$8,667	$8,787	$18,040	$17,746

Depreciation and amortization:
Airlines	$12,742	$13,944	$27,654	$28,241
EAGLE	579	610	1,164	1,222
Helicopters	2,266	1,643	3,979	2,642
Air Center	342	304	674	615
EASL	16	7	33	30
Agriculture	135	122	251	249

Total	$16,080	$16,630	$33,755	$32,999

Selected Capital Expenditures by Business Segment - Unaudited
(in thousands, except footnote (a))

	For the Three Months		For the Six Months
	Ended August 31,		Ended August 31,

	2005	2004	2005	2004

Capital expenditures:
Airlines	$18,591	$13,744	$35,066	$22,158
EAGLE	(11)	385	194	541
Helicopters	3,627	2,580	7,657	5,235
Air Center	609	98	776	228
EASL	12	-	12	-
Agriculture	751	180	1,053	185

Total	$23,579	$16,987	$44,758	$28,347

Total Assets by Business Segment
(in thousands)

	August 31, 2005
	(unaudited)	February 28, 2005

Total assets:
Airlines	$523,283	$507,200
EAGLE	45,678	52,040
Helicopters	73,325	65,831
Air Center	22,979	23,314
EASL	11,336	20,854
Agriculture	27,212	26,472

Total	$703,813	$695,711

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

        As of August 31, 2005, we were in compliance with these covenants.

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

        Loan Balance and Availability. As of August 31, 2005, the outstanding principal balance of the Secured Credit Facility was $60.4 million. Taking into consideration the limitations on our ability to obtain additional advances of principal from the revolving loan (see “Revolving Loan Advances” above) and the Minimum Availability Requirement (see "Covenant Compliance" below), as of August 31, 2005, our availability under the Secured Credit Facility was $23.4 million.

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

        The following are the required covenant thresholds under the Secured Credit Facility for the twelve-month period ended August 31, 2005:

Consolidated EBITDA Covenant — The covenant requires a consolidated EBITDA in a minimum amount of $100.0 million. As of August 31, 2005, we were in compliance with this covenant.

Airlines EBITDA Covenant — The covenant requires an EBITDA for Airlines in a minimum amount of $85.0 million. As of August 31, 2005, Airlines was in compliance with this covenant.

Fixed Charge Coverage Covenant — The covenant requires a fixed charge coverage in a minimum ratio of 1.15 to 1.00. As of August 31, 2005, we were in compliance with this covenant.

        In addition, the amount of capital expenditures that may be made by us in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of August 31, 2005, we were in compliance with the capital expenditures covenant.

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

          Notice and Waiver of Specified Events of Default under Secured Credit Facility. On June 1, 2005, the Wells Fargo Lenders notified us that the Wells Fargo Lenders believed that we were in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note (defined below);

ii)	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility);

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes (the "VAC Boeing 747 Aircraft"); and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the VAC Boeing 747 Aircraft.

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

          VAC Stock Pledge. On July 11, 2005, Ventures Acquisition Company purchased the VAC Boeing 747 Aircraft. See "Landsbanki Loan Agreement" below. On the same day, we entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Airlines to i) lease the VAC Boeing 747 Aircraft from Ventures Acquisition Company (see "Lease Transactions" in "Note 11 - Related Party Transactions" below) and ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the VAC Boeing 747 Aircraft. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company (the "VAC Stock Pledge") as further security for repayment of the Secured Credit Facility. However, for purposes of the VAC Stock Pledge, the maximum amount of the Company's obligations under the Secured Credit Facility that is secured by the VAC Stock Pledge is limited to an amount not greater than $58 million minus the aggregate amount of all principal, interest and fees owed by Ventures Acquisition Company under the Landsbanki Loan Agreement.

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

        Covenant Compliance. As of August 31, 2005, we were in compliance with the covenants contained in the WCMA Loan. See “Secured Credit Facility” above.

FINOVA Note

        In May 1997, the Trust entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation
(the "FINOVA Note"), with interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note matured with a final payment of approximately $2.5 million in principal, plus accrued interest, due upon maturity. The FINOVA Note was secured by means of a first priority security interest granted to FINOVA in the Trust Boeing 747 and the three DC-9 aircraft owned by the Trust.

         Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. At August 31, 2005, the outstanding principal balance of the FINOVA Note was $0.7 million.

        As of the date of this report, outstanding principal and accrued interest of the FINOVA Note has been paid in full.

Intervest Note

          On December 30, 2004, Vintage entered into a Construction Loan Agreement with Intervest-Mortgage Investment Company ("Intervest") whereby Intervest agreed to loan to Vintage a total of $9.0 million for the purpose of financing Vintage's construction of an IMAX theater on the Evergreen Museum Land. The Construction Loan Agreement is further evidenced by a Promissory Note from Vintage to Intervest in the principal sum of $9.0 million (the "Intervest Note"). At August 31, 2005, the outstanding principal balance of the Intervest Note was $2.0 million.

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

Landsbanki Loan Agreement

           On July 11, 2005, Holdings, as Guarantor, and Ventures Acquisition Company, as Borrower, entered into a $32.0 million Loan Agreement (the "Landsbanki Loan Agreement") with Landsbanki Íslands hf., as Lender, for the purpose of financing Ventures Acquisition Company's purchase of the VAC Boeing 747 Aircraft.

          The Landsbanki Loan Agreement bears interest at an annual rate of LIBOR plus 2.3%. The applicable LIBOR rate is determined by reference to LIBOR periods of 30 days. Interest shall accrue daily and is payable monthly, with the applicable LIBOR rate being determined at the beginning of each monthly payment period. However, if an Event of Default (as defined in the Landsbanki Loan Agreement) has occurred and is continuing, then the Landsbanki Loan Agreement shall bear interest at a rate that is 2% per annum higher than the otherwise applicable rate. Monthly installments of principal and accrued interest in the amount of $680,000 per installment are due and payable on the 11th day of each month through the maturity date. The Landsbanki Loan Agreement will mature on July 11, 2010, at which time all outstanding principal and accrued, but unpaid, interest will be due and payable.

          The Landsbanki Loan Agreement contains certain restrictions on Holdings' ability to i) effect mergers and other changes of control and ii) enter into transactions with its affiliates. In addition, the Landsbanki Loan Agreement provides that, among other events, a default under either of the leases of the VAC Boeing 747 Aircraft (see "Lease Transactions" in "Note 11 - Related Party Transactions" below) shall constitute a default under the Landsbanki Loan Agreement. As of August 31, 2005, we are in compliance with these covenants and restrictions.

          As Guarantor, Holdings has guaranteed all obligations of Ventures Acquisition Company under the Landsbanki Loan Agreement. Holdings' obligations as Guarantor under the Landsbanki Loan Agreement are absolute and unconditional.

           As of August 31, 2005 the outstanding principal balance on the Landsbanki Loan Agreement was $31.5 million.

NOTE 5 — PREPAID EXPENSES AND OTHER

        Prepaid expenses and other at August 31, 2005 and February 28, 2005 consisted of the following:

	August 31, 2005
(in thousands)	(unaudited)	February 28, 2005

Prepaid expenses	$3,025	$2,442
Notes receivable - current portion	330	170

Total	$3,355	$2,612

NOTE 6 — OTHER ASSETS

        Other assets at August 31, 2005 and February 28, 2005 consisted of the following:

	August 31, 2005
(in thousands)	(unaudited)	February 28, 2005

Non-current agricultural assets	$4,358	$3,762
Deposits	9,101	5,933
Notes receivable	398	1,204
Finance fees, net of amortization	473	481
Other assets	370	377

Total	$14,700	$11,757

NOTE 7 — SUPPORT SERVICES AND OTHER REVENUE

        Support services and other revenue for the three months and six months ended August 31, 2005 and August 31, 2004 consisted of the following:

	For the Three Months		For the Six Months
	August 31,		August 31,

(in thousands - unaudited)	2005	2004	2005	2004

Systems logistics services - Airlines	$1,125	$114	$2,032	$401
Other support services - Airlines	162	232	167	288
Support services - Helicopters	1,001	675	1,929	1,375
Support services - Air Center	9,985	7,693	22,599	15,351
Sales of agricultural products	604	512	2,950	2,799
Support services - other	6	17	22	17

Total	$12,883	$9,243	$29,699	$20,231

NOTE 8 — COST OF SUPPORT SERVICES AND OTHER SUPPORT COSTS

        Cost of support services and other revenue for the three months and six months ended August 31, 2005 and August 31, 2004 consisted of the following:

	For the Three Months		For the Six Months
	August 31,		August 31,

(in thousands - unaudited)	2005	2004	2005	2004

Cost of systems logistics services - Airlines	$816	$188	$1,499	$369
Landing fees/ground handling costs - Airlines	6,215	4,801	11,790	8,820
Cost of support services - Helicopters	696	174	1,264	315
Cost of support services - Air Center	7,131	5,138	17,503	9,858
Cost of sales of agricultural products	834	229	2,199	1,830
Cost of support services - other	47	76	86	140

Total	$15,739	$10,606	$34,341	$21,332

NOTE 9 — OTHER NON-OPERATING INCOME (EXPENSE), NET

        Other non-operating income (expense), net for the three months and six months ended August 31, 2005 and August 31, 2004 consisted of the following:

	For the Three Months		For the Six Months
	August 31,		August 31,

(in thousands - unaudited)	2005	2004	2005	2004

Gain on Asiana litigation	$16,630	$-	$16,630	$-
Foreign currency exchange gain (loss)	124	(31)	231	(6)
Write-off of unamortized loan acquisition costs	-	-	-	(3,463)
Penalties and legal fees on loan prepayment	-	-	-	(330)
Other non-operating expense (income)	(269)	129	171	328

Total	$16,485	$98	$17,032	$(3,471)

Gain on Asiana Litigation

        On September 19, 2001, we filed proceedings in the United States District Court for the District of Oregon against Asiana Airlines ("Asiana") to recover amounts owed by Asiana to us pursuant to an air freight contract. See "Asiana Airlines" in "Note 12 - Contingencies and Commitments" below. On February 28, 2003, a jury returned a verdict in our favor and awarded breach of contract damages in the amount of $16.6 million. Asiana subsequently posted a $17.4 million bond with the District Court and appealed the judgment to the United States Ninth Circuit Court of Appeals.

         On June 20, 2005, the Ninth Circuit Court affirmed the judgment of the District Court and issued a mandate returning the action to the District Court. Asiana did not further appeal the judgment and, on July 26, 2005, the District Court ordered disbursement to Evergreen of breach of contract damages in the amount of $16.6 million, interest in the amount of $491,000, and reimbursed costs of $38,000.

         The damages award of $16.6 million is reflected on our consolidated statement of operations within the line item "Other non-operating income (expense), net", the accrued interest award of $491,000 is included as a reduction to "Interest expense", and the award for reimbursed costs of $38,000 is included as a reduction to "Selling, general, and administrative expenses".

NOTE 10 — CASH FLOWS FROM INVESTING ACTIVITIES - OTHER ASSETS

        During the six months ended August 31, 2005 and 2004, "Cash flows from investing activities - other assets" were as follows:

	For the Six Months Ended August 31,

(in thousands - unaudited)	2005	2004

Deposits on aircraft	$(1,250)	$(540)
Aircraft and parts held for sale	57	14
Non-current agricultural assets	(596)	(4)
Minority interest applied against note receivable from affiliate	-	(623)
Payments received on notes receivable	806	-
Advances made on notes receivable	-	(583)
Capitalized loan acquisition costs	-	(3,464)
Other	144	1,389

Total	$(839)	$(3,811)

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

Transactions Under Mr. Smith's Employment Agreement

         In March 2005, the board of directors granted a $2.9 million bonus to Mr. Smith. Payment of the bonus was recorded by us as a part of selling, general, and administrative expenses. In accordance with the terms of the Employment Agreement, Mr. Smith utilized $2.0 million of the bonus to pay $1.4 million of principal and $0.6 million of accrued interest on obligations owed to us by Mr. Smith or his affiliates, and the remaining portion of the bonus was utilized to satisfy taxes payable by Mr. Smith or his affiliates as a result of the receipt of the bonus.

Lease Transactions

        We rent aircraft and buildings from entities that are owned by, or controlled by, Mr. Smith. During each of the three-month periods ended August 31, 2005 and August 31, 2004, we incurred rent expense for these leases in the amount of $3.6 million and $1.6 million, respectively. During the six months ended August 31, 2005 and August 31, 2004, we incurred rent expense for these leases in the aggregate amounts of $5.0 million and $3.2 million, respectively.

        In particular, Airlines leases two Boeing 747 aircraft (the "VAC Boeing 747 Aircraft") under a three-year lease from Ventures Acquisition Company, at a monthly lease rate of $345,000 per aircraft. These aircraft leases are subject and subordinate to the terms of the Landsbanki Loan Agreement (see "Landsbanki Loan Agreement" in "Note 4 - Long-Term Debt Obligations" above). In addition, Airlines' right to possession and use of the VAC Boeing 747 Aircraft is subject to the right of Landsbanki Íslands hf., as the secured lender, to repossess the VAC Boeing 747 Aircraft.

        In addition, Aviation and Mr. Smith are co-beneficiaries of the Trust, which leases certain aircraft to Airlines. Specifically, Aviation and Mr. Smith share a beneficial interest in one of the assets of the Trust, the Trust Boeing 747 aircraft. Mr. Smith holds a one-third beneficial interest in the Trust Boeing 747, while Aviation holds the remaining two-thirds beneficial interest. Airlines leases the Trust Boeing 747 from the Trust.

        During each of the three-month periods ended August 31, 2005 and August 31, 2004, Airlines incurred aircraft lease expense on the Trust Boeing 747 in the amount of $1.8 million. Of these amounts in each three-month periods, $0.6 million was attributable to Mr. Smith's one-third beneficial interest in the aircraft. During each of the six-month periods ended August 31, 2005 and August 31, 2004, Airlines incurred aircraft lease expense on the Trust Boeing 747 in the amount of $3.7 million. Of these amounts in each six-month period, $1.2 million was attributable to Mr. Smith's one-third beneficial interest in the aircraft.

Sale and Lease of Aircraft

        Sale and Lease of Puma Aircraft.  During May 2005, EASL sold two Aerospatiale Model SA 330J rotor-wing aircraft (the "Puma Aircraft"), to Ventures Acquisition Company for an aggregate sales price of $4.6 million. EASL's cost for the Puma Aircraft was also $4.6 million, thus EASL did not recognize any profit from the sale. Immediately upon its purchase of the Puma Aircraft from EASL, Ventures Acquisition Company agreed to lease the Puma Aircraft to Helicopters under a three-year lease agreement at a lease rate of $55,000 per month, per aircraft.

        Sale and Lease of Sikorsky CH-54 Aircraft.  During May 2005, EASL sold a Sikorsky CH-54 rotor-wing aircraft (the "Sikorsky CH-54 Aircraft") to Ventures Acquisition Company for an aggregate sales price of $2.1 million. EASL's inventory cost for the Sikorsky CH-54 Aircraft was also $2.1 million, thus EASL did not recognize any profit from the sale. Ventures Acquisition Company leases the Sikorsky CH-54 Aircraft to Helicopters under a three-year lease agreement at a lease rate of $120,000 per month.

        Sale and Lease of Learjet Aircraft.  During August 2005, EASL sold a Learjet Model 35A aircraft (the "Lear N352HS Aircraft") to Ventures Acquisition Company for an aggregate sales price of $2.7 million. EASL's inventory cost for the Lear N352HS Aircraft was also $2.7 million, thus EASL did not recognize any profit from the sale. Ventures Acquisition Company leases the Lear N352HS Aircraft to Helicopters under a three-year lease agreement at a lease rate of $52,000 per month.

Notes Receivable from Affiliates

        We also have a number of notes receivable from Mr. Smith, Ventures Holding, and Ventures Acquisition Company. The chart below summarizes the various notes receivable from Mr. Smith, Ventures Holdings, Inc., or Ventures Acquisition Company at August 31, 2005 and February 28, 2005:

	August 31, 2005
(in thousands)	(unaudited)	February 28, 2005

Notes receivable from Ventures Holdings	$8,675	$9,777
(includes interest receivable of $142 and $380)
due in annual installments of $1,134 through March 31, 2013, with an annual interest rate of 4%

Notes receivable from Ventures Acquisition Company	1,000	1,128
(includes interest receivable of $16 and $33)
due in annual installments of $146 through March 31, 2013,
with an annual interest rate of 4%

Note receivable from Mr. Smith	4,135	4,661
(includes interest receivable of $68 and $149)
due in annual installments of $802 through March 31, 2013,
with an annual interest rate of 4%

Notes receivable from affiliates	$13,810	$15,566

        Notes Receivable from Affiliates— In March 2005, we received $1.4 million of principal payments and $0.6 million of accrued interest payments with respect to notes receivable from affiliates. See "Transactions Under Mr. Smith's Employment Agreement" above. During the period from April 1, 2005 through August 31, 2005, the principal balances of our notes receivable from affiliates have increased by $0.2 million of accrued interest receivable.

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

        We filed a motion to dismiss for lack of jurisdiction, but both the trial court and the North Carolina Court of Appeals have denied the motion. We are now pursuing trial in the North Carolina Business Court and are currently conducting discovery.

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

        On September 19, 2001, we filed proceedings in the United States District Court for the District of Oregon against Asiana to recover amounts owed by Asiana to us pursuant to the contract. On February 28, 2003, a jury returned a verdict in our favor and awarded damages of $16.6 million. Asiana subsequently posted a bond with the court in the amount of $17.4 million and filed a motion for judgment as a matter of law. The district court denied the motion and Asiana appealed the judgment to the United States Ninth Circuit Court of Appeals.

        On June 20, 2005, a three-judge panel of the United States Court of Appeals for the Ninth Circuit Court affirmed in all respects the judgment of the district court. In its decision, the Ninth Circuit rejected Asiana's arguments that the damage award should be reversed, holding that the District Court properly instructed the jury on the measure of Evergreen's damages and that Evergreen provided extensive evidence of its damages in accordance with Oregon law. On July 11, 2005 the Ninth Circuit Court issued a mandate returning the action to the District Court. Asiana did not appeal the judgment.

        On July 26, 2005, the District Court ordered disbursement to Evergreen of breach of contract damages in the amount of $16.6 million, interest in the amount of $491,000, and reimbursed costs of $38,000. The funds were disbursed to Evergreen out of the bond posted by Asiana with the court.

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

        On July 6, 2005, the parties executed a Settlement Agreement whereby Ducor and Airlines agreed to release and discharge the other from any and all claims and liabilities with respect to the Action. On July 21, 2005, the parties filed with the court a stipulation of discontinuance with prejudice, and the matter was discontinued.

CONTINGENCIES

Claim for Losses under the Air Transportation Safety and System Stabilization Act

        We may be asked to return all or a portion of the $7.2 million that we received in fiscal year 2002 for claims pursuant to the Air Transportation Safety and System Stabilization Act. As of August 31, 2005, we have not received any further correspondence and have not participated in any further negotiations regarding this matter. Currently, we do not anticipate that we will be required to return any of the $7.2 million. To the extent we need to actually pay any of these amounts, we believe that cash on hand and amounts expected to be available under our Secured Credit Facility will be sufficient.

AIRCRAFT PURCHASE COMMITMENTS

        As of August 31, 2005, we had entered into agreements to purchase the following aircraft:

(in thousands)
		Purchase	Deposit
Aircraft	Quantity	Price	Paid

Bell AB139 helicopter #1	1	$7,950	$150
Bell AB139 helicopters - #2, #3, & #4	3	25,400	450
Bell 412EP IFT helicopters	2	12,670	1,867

Total		$46,020	$2,467

        Subject to finalization of financing or leasing arrangements, we expect to take delivery of the Bell AB139 helicopter #1 and the two Bell 412EP IFT helicopters during fiscal year 2006, with the remaining three Bell AB139 helicopters to be delivered in fiscal year 2007. In addition, we anticipate that upon taking delivery, we will simultaneously sell and lease back the aircraft under operating lease agreements for lease terms not greater than three years.

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

SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
For the Three Months Ended August 31, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Operating revenues	$-	$3,751	$185,210	$1,875	$898	$(11,404)	$180,330

Operating expenses	-	-	151,399	94	834	(6,304)	146,023
Selling, general, and administrative expenses	12	3,887	17,027	13	702	(5,040)	16,601

Operating (loss) income	(12)	(136)	16,784	1,768	(638)	(60)	17,706

Interest income (expense)	126	(2)	(8,729)	(32)	(30)	-	(8,667)
Other non-operating income (expense), net	-	-	16,436	-	50	-	16,486

Income (loss) before minority interest,	114	(138)	24,491	1,736	(618)	(60)	25,525
income taxes, and equity in
subsidiary earnings

Equity in earnings of subsidiaries	15,143	15,716	-	-	-	(30,859)	-

Income (loss) before minority interest	15,257	15,578	24,491	1,736	(618)	(30,919)	25,525
and income taxes

Minority interest	-	(352)	-	-	-	-	(352)

Income (loss) before income taxes	15,257	15,226	24,491	1,736	(618)	(30,919)	25,173

Income tax (expense) benefit	-	(42)	(10,121)	-	247	-	(9,916)

Net income (loss)	$15,257	$15,184	$14,370	$1,736	$(371)	$(30,919)	$15,257

SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
For the Three Months Ended August 31, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Operating revenues	$-	$2,598	$153,460	$1,881	$537	$(12,828)	$145,648

Operating expenses	-	-	126,272	93	229	(8,981)	117,613
Selling, general, and administrative expenses	14	2,772	14,598	-	617	(3,368)	14,633

Operating (loss) income	(14)	(174)	12,590	1,788	(309)	(479)	13,402

Interest income (expense)	139	60	(8,801)	(166)	(19)	-	(8,787)
Other non-operating (expense) income, net	-	-	(20)	-	118	-	98

Income (loss) before minority interest,	125	(114)	3,769	1,622	(210)	(479)	4,713
income taxes, and equity in subsidiary earnings

Equity in earnings of subsidiaries	2,262	3,421	-	-	-	(5,683)	-

Income (loss) before minority interest	2,387	3,307	3,769	1,622	(210)	(6,162)	4,713
and income taxes

Minority interest	-	(316)	-	-	-	-	(316)

Income (loss) before income taxes	2,387	2,991	3,769	1,622	(210)	(6,162)	4,397

Income tax (expense) benefit	-	(326)	(1,910)	-	55	171	(2,010)

Net income (loss)	$2,387	$2,665	$1,859	$1,622	$(155)	$(5,991)	$2,387

SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
For the Six Months Ended August 31, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Operating revenues	$-	$7,500	$363,388	$3,721	$3,251	$(21,235)	$356,625

Operating expenses	-	-	296,962	187	2,199	(11,598)	287,750
Selling, general, and administrative expenses	18	10,155	33,461	21	1,468	(9,926)	35,197

Operating (loss) income	(18)	(2,655)	32,965	3,513	(416)	289	33,678

Interest income (expense)	256	(4)	(18,152)	(100)	(40)	-	(18,040)
Other non-operating income (expense), net	-	-	16,995	-	38	-	17,033

Income (loss) before minority interest,	238	(2,659)	31,808	3,413	(418)	289	32,671
income taxes, and equity in
subsidiary earnings

Equity in earnings of subsidiaries	19,023	21,262	-	-	-	(40,285)	-

Income (loss) before minority interest	19,261	18,603	31,808	3,413	(418)	(39,996)	32,671
and income taxes

Minority interest	-	(686)	-	-	-	-	(686)

Income (loss) before income taxes	19,261	17,917	31,808	3,413	(418)	(39,996)	31,985

Income tax benefit (expense)	-	952	(13,839)	-	163	-	(12,724)

Net income (loss)	$19,261	$18,869	$17,969	$3,413	$(255)	$(39,996)	$19,261

SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
For the Six Months Ended August 31, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Operating revenues	$-	$5,196	$283,787	$3,761	$2,849	$(23,792)	$271,801

Operating expenses	-	-	238,502	186	1,830	(16,674)	223,844
Selling, general, and administrative expenses	29	8,583	29,147	-	1,275	(6,933)	32,101

Operating (loss) income	(29)	(3,387)	16,138	3,575	(256)	(185)	15,856

Interest income (expense)	283	(11)	(17,630)	(357)	(31)	-	(17,746)
Other non-operating (expense) income, net	-	(3,794)	5	-	318	-	(3,471)

Income (loss) before minority interest,	254	(7,192)	(1,487)	3,218	31	(185)	(5,361)
income taxes, and equity in subsidiary earnings

Equity in earnings of subsidiaries	(4,527)	1,283	-	-	-	3,244	-

(Loss) income before minority interest	(4,273)	(5,909)	(1,487)	3,218	31	3,059	(5,361)
and income taxes

Minority interest	-	(623)	-	-	-	-	(623)

(Loss) income before income taxes	(4,273)	(6,532)	(1,487)	3,218	31	3,059	(5,984)

Income tax (expense) benefit	-	2,245	(552)	-	(41)	59	1,711

Net (loss) income	$(4,273)	$(4,287)	$(2,039)	$3,218	$(10)	$3,118	$(4,273)

SUPPLEMENTAL CONSOLIDATED BALANCE SHEET - UNAUDITED
At August 31, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$-	$1,544	$2,620	$-	$647	$-	$4,811
Accounts receivable, net	-	652	66,944	639	340	(642)	67,933
Other current assets	1,592	1,039	20,238	-	7,789	-	30,658

Total current assets	1,592	3,235	89,802	639	8,776	(642)	103,402

Properties, net	1,717	3,147	492,845	11,545	45,301	(1,519)	553,036
Notes receivable from affiliates	11,233	5,986	223	-	(5,359)	-	12,083
Investment in subsidiaries	219,528	275,083	-	-	-	(494,611)	-
Other assets including goodwill	-	11,192	19,528	4	4,568	-	35,292

Total assets	$234,070	$298,643	$602,398	$12,188	$53,286	$(496,772)	$703,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$3,255	$67,436	$-	$975	$(642)	$71,024
Accrued liabilities and payables to affiliates	-	6,550	20,788	6	267	-	27,611
Accrued interest	-	8,008	34	-	20	-	8,062
Income taxes payable	913	1	(182)	-	-	-	732
Current portion long-term debt	-	6,516	2,741	664	2,719	-	12,640

Total current liabilities	913	24,330	90,817	670	3,981	(642)	120,069

Long-term debt	77,007	61,323	109,501	-	24,930	-	272,761
Deferred rentals and other payables to affiliates	-	-	(5,630)	5,708	-	-	78
Deferred tax liabilities	(46,728)	(1,205)	152,431	-	2,193	-	106,691

Total liabilities	31,192	84,448	347,119	6,378	31,104	(642)	499,599

Minority interest	-	1,341	-	-	-	-	1,341

Stockholders' equity	202,873	212,849	255,279	5,810	22,182	(496,120)	202,873

Total liabilities and stockholders' equity	$234,065	$298,638	$602,398	$12,188	$53,286	$(496,762)	$703,813

SUPPLEMENTAL CONSOLIDATED BALANCE SHEET
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

SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
For the Six Months Ended August 31, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Net cash provided by (used in)	$1,217	$15,821	$64,348	$2,731	$(68)	$(20,570)	$63,479
operating activities

Cash flows from investing activities:
Purchases of property, equipment,	-	(46)	(39,554)	-	(5,158)	-	(44,758)
and overhauls
Proceeds from disposal of property	-	-	3,906	-	-	-	3,906
and equipment
Notes receivables & other assets	-	(18,501)	(511)	(25)	(361)	20,569	1,171

Net cash (used in) provided by	-	(18,547)	(36,159)	(25)	(5,519)	20,569	(39,681)
investing activities

Cash flows from financing activities:
Proceeds from long-term debt	-	1,860	259	-	242	-	2,361
Payments on long-term debt	-	(18,947)	(2,372)	(2,706)	(41)	-	(24,066)
Other financing sources	(1,217)	20,129	(24,846)	-	5,933	1	-

Net cash (used in) provided by	(1,217)	3,042	(26,959)	(2,706)	6,134	1	(21,705)
financing activities

Net increase in cash	-	316	1,230	-	547	-	2,093

Cash, beginning of period	-	1,228	1,390	-	100	-	2,718

Cash, end of period	$-	$1,544	$2,620	$-	$647	$-	$4,811

SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
For the Six Months Ended August 31, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Net cash (used in) provided by	$254	$(3,332)	$23,904	$2,049	$(170)	$(660)	$22,045
operating activities

Cash flows from investing activities:
Purchases of property, equipment,	-	(536)	(27,306)	-	(505)	-	(28,347)
and overhauls
Proceeds from disposal of property	-	-	1,236	-	293	-	1,529
and equipment
Notes receivables & other assets	-	(1,999)	(1,270)	604	(70)	661	(2,074)

Net cash provided by (used in)	-	(2,535)	(27,340)	604	(282)	661	(28,892)
investing activities

Cash flows from financing activities:
Proceeds from long-term debt	-	222,247	-	-	-	-	222,247
Payments on long-term debt	-	(207,311)	(3,013)	(2,045)	(94)	-	(212,463)
Other financing sources	(254)	(4,565)	5,158	(608)	270	(1)	-

Net cash provided by (used in)	(254)	10,371	2,145	(2,653)	176	(1)	9,784
financing activities

Net (decrease) increase in cash	-	4,504	(1,291)	-	(276)	-	2,937

Cash, beginning of period	-	1,002	2,723	-	346	-	4,071

Cash, end of period	$-	$5,506	$1,432	$-	$70	$-	$7,008

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. The risks and uncertainties to which our business is subject include, but are not limited to, those risks and uncertainties included under the heading "Risk Factors Relating to the Company" in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005. Such risks and uncertainties include, but are not limited to, the following:

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

BUSINESS OVERVIEW

Business Segments

        We conduct business in six major business segments through our wholly-owned subsidiaries:

•	Evergreen International Airlines, Inc. ("Airlines") provides air cargo services for both international and domestic markets;

•	Evergreen Aviation Ground Logistics Enterprise, Inc. ("EAGLE") provides full-service aviation ground handling and logistics services, including mail handling, aviation hub management, aircraft handling, cargo handling, ground system management, ground equipment maintenance, ground equipment sales and leasing, aircraft line maintenance, terminal services, aircraft de-icing and washing, check-in and ticketing, baggage acceptance and seat selection, and passenger cabin cleaning;

•	Evergreen Helicopters, Inc. ("Helicopters") provides helicopter and small fixed-wing aircraft services throughout the world in connection with activities such as forest fire fighting, health services, aerial spraying, heavy lift construction, law enforcement, helicopter logging, petroleum support services, search and rescue, peacekeeping and relief support, helicopter skiing, and agriculture;

•	Evergreen Air Center, Inc. ("the Air Center" or "Air Center"), an unlimited Class IV airframe repair station certified by the FAA, performs aircraft maintenance, repair and overhaul services, and aircraft storage services;

•	Evergreen Aircraft Sales and Leasing Co. (“EASL”) selectively buys, sells, leases, and brokers commercial aircraft, helicopters, and aircraft spare parts; and

•	Evergreen Agricultural Enterprises, Inc. (“Agriculture”) conducts farming operations, nursery and horticulture operations, and delivers nursery and processed agricultural products to wholesale and retail customers.

        Selected financial results by business segment are found in "Note 2 - Business Segments" in Item 1 of this quarterly report.

Hurricane Katrina and Hurricane Rita

         Our Helicopters segment maintains facilities and aircraft in Louisiana and Texas. As of the date of this report, management has completed an initial analysis of potential property damage or disruption to business operations as a result of Hurricane Katrina and Hurricane Rita. Our facilities in Louisiana sustained some storm damage. However, the amount of damages are not considered to be material and repairs are anticipated to be funded either from operations or a government supported program. Our facilities in Galveston, Texas sustained only minor cosmetic damages. None of our aircraft were damaged as a result of storms.

         We temporarily suspended operations out of our Louisiana and Texas facilities while the storms passed over the areas. However, we resumed operations at the facilities within 24-36 hours without any material disruption in service or operations. Management does not believe that the hurricanes, or their effects upon the surrounding areas and economies, will have a material negative impact upon our results of operations or financial condition.

Trust Created February 25, 1986

        Aviation also holds an approximate two-thirds beneficial interest in the Trust Created February 25, 1986 ("Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft (the "Trust Boeing 747") and three DC-9 aircraft. The Trust leases these aircraft to Airlines.

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

RECENT ACCOUNTING PRONOUNCEMENT

        In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R addresses how a company should apply the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain variable interest entities. In particular, FIN 46-R applies in those situations in which i) the company does not have a controlling financial interest in the variable interest entity or ii) the variable interest entity does not have sufficient equity at risk for the variable interest entity to finance its activities without additional subordinated financial support. In those situations, FIN 46-R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved.

        The Company adopted FIN 46-R as of March 1, 2005. In connection with the adoption of FIN 46-R, management completed an assessment of certain of its affiliated entities including, but not limited to, Ventures Acquisition Company, to determine if there were any variable interest entities that the Company was required to consolidate.

         As discussed in the section "Landsbanki Loan Agreement" in "Note 4 - Long-Term Debt Obligations" below, on July 11, 2005, Ventures Acquisition Company, as Borrower, and Holdings, as Guarantor, entered into a $32.0 million loan agreement with Landsbanki Íslands hf., as Lender, for the purpose of financing Ventures Acquisition Company's purchase of two Boeing 747 aircraft (the "VAC Boeing 747 Aircraft"). As discussed in the section "Lease Transactions" in "Note 11 - Related Party Transactions" below, the VAC Boeing 747 Aircraft are leased by Ventures Acquisition Company to Airlines.

         As a result of Holdings entering into the guarantee agreement, we have re-evaluated our relationship with Ventures Acquisition Company in accordance with the reconsideration provisions of FIN 46-R. Based upon this evaluation, we have determined that, as of August 31, 2005, the Company has a variable interest in Ventures Acquisition Company, a variable interest entity. However, we have also determined that the Company is not the primary beneficiary of Ventures Acquisition Company and, accordingly, the Company does not include the results of operations and financial condition of Ventures Acquisition Company in the Company's consolidated financial statements.

        Pursuant to the disclosure requirements of FIN 46-R for variable interest entities, where the Company is not the primary beneficiary, the Company is required to make certain disclosures regarding such variable interest entities. Ventures Acquisition Company is a limited liability company that is solely owned by Mr. Delford M. Smith, the Company's founder and the chairman of its board of directors. Ventures Acquisition Company is engaged in the business of purchasing aircraft and then leasing such aircraft to various subsidiaries of the Company. The Company's involvement with these rental activities began in approximately 1998. As of August 31, 2005, Ventures Acquisition Company reported unaudited total assets of approximately $66.8 million. Although the maximum exposure to loss as a result of the Company's involvement with Ventures Acquisition Company is $31.5 million as of August 31, 2005, the approximate loan to market value of those aircraft in Ventures Acquisition Company is only approximately 64.0%, based on an independent appraisal. The Company's recourse related to such exposure is limited to the amounts of actual losses paid by the Company.

        As a result of the VAC Boeing 747 Aircraft transaction, the Company also evaluated its accounting related to loan guarantees. In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees was issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As of August 31, 2005, the fair value of guarantees the Company issued was not material.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2005
AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2004

        The following table sets forth the results of operations with respect to our consolidated reportable segments for the three months ended August 31, 2005 and August 31, 2004.

	Three Months Ended August 31,

(in millions - UNAUDITED)	2005	2004	Change

Operating revenues:
Flight revenue	$129.7	$102.5	$27.2
Sales of aircraft, parts and other property and equipment	5.2	2.3	2.9
Sales of aircraft to affiliates	2.7	2.7	0.0
Ground handling and logistics services revenue	29.8	28.9	0.9
Support services and other revenue	12.9	9.2	3.7

Total operating revenues	180.3	145.6	34.7

Operating expenses:
Flight costs	23.6	18.5	5.1
Fuel	43.3	28.9	14.4
Maintenance	18.9	18.2	0.7
Aircraft and equipment	13.8	12.3	1.5
Cost of sales of aircraft, parts, and other property and equipment	5.5	3.1	2.4
Cost of ground handling and logistics services	25.2	26.0	(0.8)
Cost of support services and other support costs	15.7	10.6	5.1
Selling, general, and administrative expenses	16.6	14.6	2.0

Total operating expenses	162.6	132.2	30.4

Income from operations	17.7	13.4	4.3

Non-operating income (expense):
Interest expense	(8.7)	(8.8)	0.1
Other non-operating income, net	16.5	0.1	16.4

Income before minority interest and income taxes	25.5	4.7	20.8

Minority interest	(0.3)	(0.3)	-

Income before income taxes	25.2	4.4	20.8

Income tax expense	(9.9)	(2.0)	(7.9)

Net income	$15.3	$2.4	$12.9

        We recorded net income of $15.3 million for the three months ended August 31, 2005, as compared to net income of
$2.4 million during the three months ended August 31, 2004.

Operating Revenue

        Total operating revenues for the three months ended August 31, 2005 were $180.3 million, which was a $34.7 million, or 23.8%, increase from total operating revenues of $145.6 million for the three months ended August 31, 2004.

        Flight Revenue — Flight revenue accounted for $129.7 million, or approximately 71.9%, of our total operating revenue during the three months ended August 31, 2005. Compared to the three months ended August 31, 2004, we experienced a $27.2 million, or 26.5%, increase in our flight revenue.

• Airlines — During the three months ended August 31, 2005, Airlines generated $112.1 million of flight revenue, as compared to $88.0 million during the three months ended August 31, 2004, resulting in a $24.1 million increase. The increase was attributable to increased revenues from both USAF Air Mobility Command contracts and commercial flight activity.

USAF Air Mobility Command Contracts — Flight revenue earned by Airlines under USAF Air Mobility Command contracts increased by $11.6 million during the three months ended August 31, 2005, as compared to the three months ended August 31, 2004. Approximately $9.3 million of the increase is attributable to increased flight activity during the current fiscal year. The remaining $2.3 million increase is primarily attributable to increases in contract rates for pegged fuel price adjustments. The increased revenues from fuel price adjustments are offset by increased costs in our fuel expense. See "Fuel - Airlines" below.

Commercial Contracts — During the three months ended August 31, 2005, flight revenue from our commercial customers increased by $12.5 million, as compared to the three months ended August 31, 2004.

Increased utilization of our Boeing 747 fleet for commercial flights out of Asia accounted for a $14.1 million increase in commercial flight revenue. Approximately $3.5 million of the increase was attributable to increased flight activity, while the remaining $10.6 million increase was attributable to higher contract rates. The increase in contract rates was attributable to i) higher negotiated rates on new and renewing contracts and ii) increases in contract rates for pegged fuel price adjustments. The increased revenues from fuel price adjustments are offset by increased costs in our fuel expense. See "Fuel - Airlines" below.

These increases were partially offset by a $1.6 million decrease in flight revenue from our DC-9 fleet due to the completion, during our previous fiscal year, of an air cargo contract with DHL.

• Helicopters — During the three months ended August 31, 2005, Helicopters generated $17.6 million of flight revenue, as compared to $14.5 million during the three months ended August 31, 2004, resulting in a $3.1 million increase in revenue. Of the increase, $2.5 million was attributable to new service contracts with the United Nations and additional long-term contracts with the United States Navy. The remaining increase of $0.6 million was attributable to increased utilization of the Sikorsky S-64 "Skycrane" helicopter, particularly for construction and air-lift services.

        Sales of Aircraft, Parts, and Other Property and Equipment — Revenue from sales of aircraft, parts, and other property and equipment was $5.2 million during the three months ended August 31, 2005, as compared to $2.3 million during the three months ended August 31, 2004, resulting in a $2.9 million, or 129.1%, increase in sales revenue.

         The $2.9 million increase in sales revenue was attributable to the following sales by our Helicopters segment during the three months ended August 31, 2005:

•	the sale of one Lockheed Model C130E fixed-wing aircraft (the "C130 aircraft"), with corresponding aircraft parts for an aggregate sales price of $2.2 million; and

•	the sale of a Bell 206L-III rotor-wing aircraft (the "Bell 206L-III aircraft"), with corresponding aircraft parts for an aggregate sales price of $0.7 million.

        Sales of Aircraft to Affiliates —Revenue from sales of aircraft to affiliates was $2.7 million during each of the three-month periods ended August 31, 2005 and August 31, 2004. During each of the three-month periods, EASL sold a Learjet Model 35A aircraft to Ventures Acquisition Company for $2.7 million, with a corresponding cost of sales of $2.7 million per aircraft. Thus, EASL did not recognize any profit from either of the sales. See "Operating Expenses - Cost of Sales of Aircraft to Affiliates" below. Ventures Acquisition Company leases both of the Learjet aircraft to Helicopters under three-year lease agreements.

        Ground Handling and Logistics Services Revenue — Our EAGLE segment generated $29.8 million of revenue from ground handling and logistics services during the three months ended August 31, 2005, as compared $28.9 million of revenue during the three months ended August 31, 2004, resulting in a $0.9 million, or 3.1%, increase in revenue. Revenue from EAGLE's commercial customers increased by $3.6 million, while revenues from EAGLE's contracts with the U.S. Postal Service decreased by approximately $2.7 million.

Commercial Customers. An increase in volume of services provided by EAGLE to its domestic and international commercial customers accounted for a $3.6 million increase in EAGLE's revenues. In particular, an expansion in the volume of ground handling and logistics services provided by EAGLE to British Airways accounted for approximately $2.6 million of EAGLE's growth in revenue from its commercial customers.

United States Postal Service. The approximate $2.7 million decrease in revenue from EAGLE's contracts with the U.S. Postal Service was primarily attributable to a $0.9 million reduction in volume of services provided under the U.S. Postal Service's Hub and Spoke Program ("HASP") and an approximate $1.6 million reduction in the volume of ground handling services provided at air terminal locations.

        Support Services and Other Revenue — Support services and other revenue was $12.9 million during the three months ended August 31, 2005, as compared to $9.2 million during the three months ended August 31, 2004, resulting in a
$3.7 million, or 40.2%, increase in revenue.

• Air Center — An increase in the level of heavy aircraft maintenance and line maintenance services provided by the Air Center to third parties resulted in a $2.4 million increase in support services revenue.

• Airlines —An increase in the volume of air and ground transportation logistics services provided to third parties by a division of our Airlines segment resulted in a $0.9 million increase in support services revenue.

• Helicopters —An increase in the volume of non-flight helicopter support services provided to third parties by our Helicopters segment resulted in a $0.3 million increase in support services revenue.

• Agriculture —Agriculture's revenue increased by $0.1 million primarily due to increased sales of wheat, straw, and grass seed.

Operating Expenses

        Total operating expenses during the three months ended August 31, 2005 were $162.6 million, which was a
$30.4 million, or 23.0%, increase from $132.2 million of expense during the three months ended August 31, 2004.

        Flight Costs — Flight costs were $23.6 million during the three months ended August 31, 2005, as compared to
$18.5 million of expense during the three months ended August 31, 2004, resulting in a $5.1 million, or 27.6% increase in expense.

• Airlines — Flight costs for Airlines increased by $4.1 million, primarily as a result of increased commissions paid on USAF Air Mobility Command contracts.

Increases in Expense. The increased flight activity for USAF Air Mobility Command contracts resulted in a $2.3 million increase in the amount of commissions that Airlines paid on those contracts. Also, with the increased flight activity, crew costs and overfly charges increased by approximately $2.4 million.

Decreases in Expense. The completion of a DHL air freight services contract during the prior fiscal year resulted in current fiscal year reductions of crew costs by approximately $0.6 million.

• Helicopters — Flight costs for Helicopters increased by $1.0 million, primarily due to the additional flight crew costs, training costs, and travel expenses associated with an increase in the number of helicopter contracts for the current fiscal year, as compared to the prior fiscal year.

        Fuel — Fuel expense was $43.3 million during the three months ended August 31, 2005, as compared to $28.9 million of expense during the three months ended August 31, 2004, resulting in a $14.4 million, or 49.8%, increase in fuel expense.

• Airlines — Airlines' fuel expense increased by $15.0 million. Approximately $11.1 million of the increase in fuel expense was attributable to sharply rising prices for aviation fuel within the commercial flight sector. An additional $3.9 million increase in fuel expense was attributable to an increase in the number of block hours flown by our aircraft under USAF Air Mobility Command contracts.

• Helicopters — A $0.6 million decrease in Helicopters' fuel expense was primarily attributable to i) a change in our contracts whereby many of our customers now assume direct responsibility for the purchase of aviation fuel and ii) the classification of the cost of certain fuel sales by Helicopters to the line item "Cost of support services and other costs."

        Maintenance — Aircraft maintenance expense was $18.9 million during the three months ended August 31, 2005, as compared to $18.2 million of expense during the three months ended August 31, 2004, resulting in a $0.7 million, or 3.9%, increase in expense.

• Airlines — Maintenance expenses for our Airlines segment decreased by approximately $0.1 million. Maintenance expense for our Boeing 747 fleet increased by approximately $0.8 million due to increased utilization of our Boeing 747 fleet. However, this increase was offset by a $0.9 decrease in amortization expense for our DC-9 fleet due to decreased utilization of our DC-9 fleet. The decrease in the DC-9 flight activity was primarily attributable to the termination of the DHL air freight contract during the prior fiscal year.

• Helicopters — Maintenance expense for Helicopters' aircraft increased by approximately $0.8 million. The increase was primarily attributable to an increase in start-up and configuration costs incurred during the current fiscal year, as compared to the prior fiscal year.

        Aircraft and Equipment Expense — Aircraft and equipment expense was $13.8 million during the three months ended August 31, 2005, as compared to $12.3 million of expense during the three months ended August 31, 2004, resulting in a
$1.5 million, or 12.2%, increase in expense.

• Airlines — Aircraft and equipment expense for our Airlines segment decreased by $0.3 million during the three months ended August 31, 2005, as compared to the three months ended August 31, 2004. The reduction in expense was primarily attributable to: i) a $0.1 million reduction in aircraft insurance costs, ii) a $0.3 million reduction in engine rental expense due to lower lease rates and greater utilization of owned engines, and iii) a $0.3 million reduction in aircraft lease expense attributable to the expiration of a DC-9 aircraft lease. In addition, approximately $0.6 million of the reduction in current fiscal year expense was attributable to DC-9 aircraft impairment charges that we recognized in the prior fiscal year.

Offsetting these reductions was a $1.0 million increase in aircraft lease expense that was primarily attributable to the addition of the VAC Boeing 747 Aircraft to our leased aircraft fleet. See "Lease Transactions" in "Note 11 - Related Party Transactions" in Item 1 of this quarterly report.

• Helicopters — A $1.8 million increase in aircraft and equipment expense for our Helicopters segment was primarily attributable to an increase in helicopter lease expenses. During the current fiscal year, Helicopters has increased the number of aircraft in its leased aircraft fleet in order to service its long-term commercial contracts. Most of these aircraft are being leased for three-year terms.

        Cost of Sales of Aircraft, Parts, and Other Property and Equipment — Cost of sales of aircraft, parts, and other property and equipment was $2.8 million during the three months ended August 31, 2005, as compared to $0.4 million of expense during the three months ended August 31, 2004, resulting in a $2.4 million, or 600.0%, increase in cost of sales.

         Approximately $1.9 million of the increase in cost of sales was attributable to the sales of aircraft and parts by our Helicopters segment, particularly the sales of the C130 aircraft and the Bell 206L-III aircraft. See "Operating Revenue - Sales of Aircraft, Parts, and Other Property and Equipment" above. The Air Center also recognized a $0.8 million increase in sales of materials and parts to third parties. These increases were partially offset by an approximate $0.3 million decrease in cost of sales to third parties within our EASL segment due to lower carrying values for equipment and part-out sales during the current fiscal year.

        Cost of Sales of Aircraft to Affiliates — During each of the three-month periods ended August 31, 2005 and August 31, 2004, EASL sold a Learjet Model 35A aircraft to Ventures Acquisition Company for $2.7 million, with a corresponding cost of sales of $2.7 million per aircraft. Thus, EASL did not recognize any profit from either of the sales. See "Operating Revenue - Sales of Aircraft to Affiliates" above.

        Ground Handling and Logistics Services Revenue — Our EAGLE segment generated $29.8 million of revenue from ground handling and logistics services during the three months ended August 31, 2005, as compared $28.9 million of revenue during the three months ended August 31, 2004, resulting in a $0.9 million, or 3.1%, increase in revenue. Revenue from EAGLE's commercial customers increased by $3.6 million, while revenues from EAGLE's contracts with the U.S. Postal Service decreased by approximately $2.7 million.

        Cost of Ground Handling and Logistics Services — Cost of ground handling and logistics services was $25.2 million during the three months ended August 31, 2005, as compared to $26.0 million of expense during the three months ended August 31, 2004, resulting in a $0.8 million, or 3.1%, decrease in expense. The decrease was primarily attributable to a $0.8 million decrease in labor expense. An expansion of services provided by EAGLE to British Airways and other commercial customers resulted in a $0.1 million increase in equipment expense during the current fiscal year; however, this increase was offset by a $0.1 million decrease in facilities expense.

        Cost of Support Services and Other Support Costs — Cost of support services and other revenue was $15.7 million during the three months ended August 31, 2005, as compared to $10.6 million of expense during the three months ended August 31, 2004, resulting in a $5.1 million, or 48.1%, increase in support costs. Support costs increased in the following areas:

• Airlines — approximately $1.4 million of the increase was attributable to increased landing fees and ground handling expenses, while an additional $0.6 million was attributable to increased costs associated with the increased volume of air and ground transportation logistics services provided to third parties by a division of our Airlines segment;

• Air Center — approximately $2.0 million of the increase was attributable to increased support costs for providing heavy aircraft maintenance and line maintenance services;

• Helicopters — approximately $0.5 million of the increase was attributable to support costs for the provision of non-flight helicopter support services; and

• Agriculture — approximately $0.4 million of the increase was attributable to increased cost of sales for wheat, straw, and grass seed sales, while approximately $0.2 million was due to an increase in crop losses.

        Selling, General, and Administrative — Total selling, general, and administrative expense during the three months ended August 31, 2005 was $16.6 million, as compared to $14.6 million of expense during the three months ended August 31, 2004, resulting in a $2.0 million, or 13.7% increase in expense. The increase was primarily attributable to increases in payroll, travel, legal and consulting services, and supplies.

Interest Expense

         Interest expense during the three months ended August 31, 2005 was $8.7 million, which was a $0.1 million, or 1.1%, decrease from $8.8 million of interest expense during the three months ended August 31, 2004. The decrease in interest expense is primarily attributable to $0.5 million of interest income that accompanied the breach of contract damages that were awarded to us in the Asiana litigation. See "Gain on Asiana Litigation" in "Note 9 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report.

         Interest expense incurred by us on our outstanding debt obligations increased by approximately $0.4 million, primarily as a result of higher interest rates being charged by the Company's lenders.

Other Non-Operating Expense and Income

        During the three months ended August 31, 2005, we recognized $16.5 million of other non-operating income, which was a $16.4 million increase in income from $0.1 million of other non-operating income during the three months ended August 31, 2004.

         Approximately $16.6 million of the increase is attributable to the breach of contract damages that were awarded to us in the Asiana litigation. See "Gain on Asiana Litigation" in "Note 9 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report. This increase was slightly offset by an approximate $0.2 million increase in other non-operating expenses in our Airlines segment.

Income Tax Expense

        Our income tax expense for the three months ended August 31, 2005 was $9.9 million, as compared to an income tax expense of $2.0 million for the three months ended August 31, 2004, resulting in a $7.9 million increase in expense. The increase in income tax expense was attributable to a $20.8 million increase in pre-tax income for the three months ended August 31, 2005, as compared to the three months ended August 31, 2004. The income tax expense for the three months ended August 31, 2005, and the income tax expense for the three months ended August 31, 2004 were both computed at the statutory rate of 34.0% for federal tax and a blended rate of approximately 4.13% for state taxes.

        The following table sets forth the calculation of our income tax benefit (expense) for the three months ended August 31, 2005 and August 31, 2004:

	Three Months Ended
	August 31,

(in thousands)	2005	2004

Income before income taxes	$25,178	$4,397

Combined federal and state tax rates	38.13%	38.13%

"Expected" income tax expense	(9,600)	(1,677)

Other adjustments	(316)	(333)

Income tax expense	$(9,916)	$(2,010)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2005
AS COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2004

        The following table sets forth the results of operations with respect to our consolidated reportable segments for the six months ended August 31, 2005 and August 31, 2004.

	Six Months Ended August 31,

(in millions - UNAUDITED)	2005	2004	Change

Operating revenues:
Flight revenue	$248.2	$189.7	$58.5
Sales of aircraft, parts and other property and equipment	9.7	4.7	5.0
Sales of aircraft to affiliates	9.4	2.7	6.7
Ground handling and logistics services revenue	59.6	54.5	5.1
Support services and other revenue	29.7	20.2	9.5

Total operating revenues	356.6	271.8	84.8

Operating expenses:
Flight costs	43.0	36.0	7.0
Fuel	83.0	54.4	28.6
Maintenance	36.8	35.9	0.9
Aircraft and equipment	26.2	24.3	1.9
Cost of sales of aircraft, parts, and other property and equipment	4.9	1.4	3.5
Cost of sales of aircraft to affiliates	9.4	2.7	6.7
Cost of ground handling and logistics services	50.0	47.8	2.2
Cost of support services and other support costs	34.4	21.3	13.1
Selling, general, and administrative expenses	35.2	32.1	3.1

Total operating expenses	322.9	255.9	67.0

Income from operations	33.7	15.9	17.8

Non-operating income (expense):
Interest expense	(18.0)	(17.8)	(0.2)
Other non-operating income (expense), net	17.0	(3.5)	20.5

Income (loss) before minority interest and income taxes	32.7	(5.4)	38.1

Minority interest	(0.7)	(0.6)	(0.1)

Income (loss) before income taxes	32.0	(6.0)	38.0

Income tax (expense) benefit	(12.7)	1.7	(14.4)

Net income (loss)	$19.3	$(4.3)	$23.6

        We recorded net income of $19.3 million for the six months ended August 31, 2005, as compared to a net loss of
$4.3 million during the six months ended August 31, 2004.

Operating Revenue

        Total operating revenues for the six months ended August 31, 2005 were $356.6 million, which was a $84.8 million, or 31.2%, increase from total operating revenues of $271.8 million for the six months ended August 31, 2004.

        Flight Revenue — Flight revenue accounted for $248.2 million, or approximately 69.6%, of our total operating revenue during the six months ended August 31, 2005. Compared to the six months ended August 31, 2004, we experienced a
$58.5 million, or 30.1%, increase in our flight revenue.

• Airlines — During the six months ended August 31, 2005, Airlines generated $217.1 million of flight revenue, as compared to $167.7 million during the six months ended August 31, 2004, resulting in a $49.4 million increase. The increase was attributable to increased revenues from both USAF Air Mobility Command contracts and commercial flight activity.

USAF Air Mobility Command Contracts — Flight revenue earned by Airlines under USAF Air Mobility Command contracts increased by $32.6 million during the six months ended August 31, 2005, as compared to the six months ended August 31, 2004. Approximately $16.3 million of the increase was due to increased utilization of commercial aircraft by the USAF Air Mobility for movements of cargo into Iraq and other military locations. The remaining $16.3 million increase is primarily attributable to an increase in contract rates for pegged fuel price adjustments. The increased revenues from fuel price adjustments are offset by increased costs in our fuel expense. See "Fuel - Airlines" below.

Commercial Contracts — During the three months ended August 31, 2005, flight revenue from our commercial customers increased by $16.8 million as compared to the six months ended August 31, 2004.

Increased utilization of our Boeing 747 fleet for commercial flights out of Asia accounted for a $20.3 million increase in commercial flight revenue. Approximately $7.6 million of the increase was attributable to increased flight activity, while the remaining $12.7 million increase was attributable to higher contract rates. The increase in contract rates was attributable to both higher negotiated rates on new and renewing contracts, and increases in contract rates for pegged fuel price adjustments. The increased revenues from fuel price adjustments are offset by increased costs in our fuel expense. See "Fuel - Airlines" below.

These increases were partially offset by a $3.5 million decrease in flight revenue from our DC-9 fleet due to the completion, during our previous fiscal year, of an air cargo contract with DHL.

• Helicopters — During the six months ended August 31, 2005, Helicopters generated $31.1 million of flight revenue, as compared to $22.0 million during the six months ended August 31, 2004, resulting in a $9.1 million increase in revenue. Of the increase, $6.5 million was attributable to new service contracts with the United Nations and additional long-term contracts with the United States Navy. The remaining increase of $2.6 million was attributable to increased utilization of the Sikorsky S-64 "Skycrane" helicopter, particularly for construction and air-lift services.

        Sales of Aircraft, Parts, and Other Property and Equipment — Revenue from sales of aircraft, parts, and other property and equipment was $9.7 million during the six months ended August 31, 2005, as compared to $4.7 million during the six months ended August 31, 2004, resulting in an $5.0 million, or 106.4%, increase in sales revenue.

• Helicopters — Approximately $2.9 million of the increase in sales revenue was attributable to the following sales by our Helicopters segment to third party purchasers during the six months ended August 31, 2005:

•	the sale of one Lockheed Model C130E fixed-wing aircraft (the "C130 aircraft"), with corresponding aircraft parts for an aggregate sales price of $2.2 million; and

•	the sale of a Bell 206L-III rotor-wing aircraft (the "Bell 206L-III aircraft"), with corresponding aircraft parts for an aggregate sales price of $0.7 million.

• Air Center — Approximately $1.5 million of the increase in sales revenue was primarily attributable to increased sales of aircraft hulls, engines, and engine parts in our Air Center segment.

• EASL — Approximately $0.9 million of the increase in sales revenue was attributable to sales of Aerospatiale Model SA 330J rotor-wing aircraft parts and Sikorsky CH-54 rotor-wing aircraft parts by our EASL segment to third parties during the six months ended August 31, 2005.

• Airlines —In our Airlines segment, revenue from sales of engines and aircraft parts during the six months ended August 31, 2005 decreased by approximately $0.3 million, as compared to the six months ended August 31, 2004.

        Sales of Aircraft to Affiliates — Revenue from sales of aircraft to affiliates was $9.4 million during the six months ended August 31, 2005, as compared to $2.7 million during the six months ended August 31, 2004, resulting in an $6.7 million, or 248.2%, increase in sales revenue. The $6.7 million increase in sales revenue was attributable to the following sales by our EASL segment to Ventures Acquisition Company during the six months ended August 31, 2005:

•	the sale of two Aerospatiale Model SA 330J rotor-wing aircraft (the "Puma Aircraft") for an aggregate sales price of $4.6 million; and

•	the sale of a Sikorsky CH-54 rotor-wing aircraft (the "Sikorsky CH-54 Aircraft") for an aggregate sales price of $2.1 million.

        In addition, during each of the six-month periods ended August 31, 2005 and August 31, 2004, EASL sold a Learjet Model 35A aircraft to Ventures Acquisition Company for $2.7 million per aircraft.

        Because the sales prices of the the Puma Aircraft, the Sikorsky CH-54 Aircraft, and the Learjet aircraft were the same as EASL's inventory costs for the aircraft, EASL did not recognize any profit from these sales. See "Operating Expenses - Cost of Sales of Aircraft to Affiliates" below.

        Ventures Acquisition Company leases all of these aircraft to Helicopters under three-year lease agreements. See "Note 11 - Related Party Transactions - Sale and Lease of Aircraft" under Item 1 of this quarterly report.

        Ground Handling and Logistics Services Revenue — Our EAGLE segment generated $59.6 million of revenue from ground handling and logistics services during the six months ended August 31, 2005, as compared $54.5 million during the six months ended August 31, 2004, resulting in a $5.1 million, or 9.4%, increase in revenue. Revenue from EAGLE's commercial customers increased by $7.1 million, while revenues from EAGLE's contracts with the U.S. Postal Service decreased by approximately $2.0 million.

Commercial Customers. An increase in volume of services provided by EAGLE to its domestic and international commercial customers accounted for the $7.1 million in EAGLE's revenues from commercial contracts. In particular, an expansion in the volume of ground handling and logistics services provided by EAGLE to British Airways accounted for $6.1 million of EAGLE's growth in revenue from its commercial customers.

United States Postal Service. The approximate $2.0 million decrease in revenue from EAGLE's contracts with the U.S. Postal Service was primarily attributable to a $2.5 million reduction in volume of services provided under the U.S. Postal Service's Hub and Spoke Program ("HASP"), as partially offset by a $0.5 million year-to-date increase in volume of ground handling services provided at air terminal locations.

        Support Services and Other Revenue — Support services and other revenue was $29.7 million during the six months ended August 31, 2005, as compared to $20.2 million during the six months ended August 31, 2004, resulting in a
$9.5 million, or 47.0%, increase in revenue.

• Air Center — An increase in the level of heavy aircraft maintenance and line maintenance services provided by the Air Center to third parties resulted in a $7.2 million increase in support services revenue.

• Airlines —An increase in the volume of air and ground transportation logistics services provided to third parties by a division of our Airlines segment resulted in a $1.6 million increase in support services revenue.

• Helicopters —An increase in the volume of non-flight helicopter support services provided to third parties by our Helicopters segment resulted in a $0.5 million increase in support services revenue.

• Agriculture —Revenue in our Agriculture segment increased by $0.2 million primarily due to increased sales of wheat, straw, and grass seed.

Operating Expenses

        Total operating expenses during the six months ended August 31, 2005 were $322.9 million, which was a $67.0 million, or 26.2%, increase from $255.9 million of expense during the six months ended August 31, 2004.

        Flight Costs — Flight costs were $43.0 million during the six months ended August 31, 2005, as compared to $36.0 million of expense during the six months ended August 31, 2004, resulting in a $7.0 million, or 19.4% increase in expense.

• Airlines — Flight costs for Airlines increased by $5.3 million, primarily as a result of increased commissions paid on USAF Air Mobility Command contracts.

Increases in Expense. The increased flight activity for USAF Air Mobility Command contracts resulted in a $4.7 million increase in the amount of commissions that Airlines paid on those contracts. Also, with the increased flight activity, crew costs and overfly charges increased by approximately $1.6 million.

Decreases in Expense. The completion of a DHL air freight services contract during the prior fiscal year resulted in current fiscal year reductions in DC-9 crew costs by approximately $1.0 million.

• Helicopters — Flight costs for Helicopters increased by $1.7 million, primarily due to the additional flight crew costs, training costs, and travel expenses associated with an increase in the number of helicopter contracts for the current fiscal year, as compared to the prior fiscal year.

        Fuel — Fuel expense was $83.0 million during the six months ended August 31, 2005, as compared to $54.4 million of expense during the three months ended August 31, 2004, resulting in a $28.6 million, or 52.3%, increase in fuel expense.

• Airlines — Airlines' fuel expense increased by $29.4 million. Approximately $22.5 million of the increase in fuel expense was attributable to sharply rising prices for aviation fuel within the commercial flight sector. Another
$6.9 million increase in fuel expense was attributable to an increase in the number of block hours flown by our aircraft for USAF Air Mobility Command contracts.

• Helicopters — A $0.8 million decrease in Helicopters' fuel expense was primarily attributable to i) a change in our contracts whereby many of our customers now assume direct responsibility for the purchase of aviation fuel and ii) the classification of the cost of certain fuel sales by Helicopters to the line item "Cost of support services and other costs."

        Maintenance — Aircraft maintenance expense was $36.8 million during the six months ended August 31, 2005, as compared to $35.9 million of expense during the six months ended August 31, 2004, resulting in a $0.9 million, or 2.5%, increase in expense.

• Airlines — Maintenance expenses for our Airlines segment decreased by approximately $0.5 million. Maintenance expense for our Boeing 747 fleet increased by approximately $1.1 million due to increased utilization of our Boeing 747 fleet. However, this increase was offset by a $1.6 decrease in maintenance expense for our DC-9 fleet due to decreased utilization of our DC-9 fleet. The decrease in the DC-9 flight activity was primarily attributable to the termination of the DHL air freight contract during the prior fiscal year.

• Helicopters — Maintenance expense for Helicopters' aircraft increased by approximately $1.4 million. The increase was primarily attributable to an increase in start-up and configuration costs incurred during the current fiscal year, as compared to the prior fiscal year.

        Aircraft and Equipment Expense — Aircraft and equipment expense was $26.2 million during the six months ended August 31, 2005, as compared to $24.3 million of expense during the six months ended August 31, 2004, resulting in a
$1.9 million, or 7.8%, increase in expense.

• Airlines — Aircraft and equipment expense for our Airlines segment decreased by $1.3 million during the six months ended August 31, 2005, as compared to the six months ended August 31, 2004. The reduction in expense was primarily attributable to: i) a $0.4 million reduction in aircraft insurance costs, ii) a $0.7 million reduction in engine rental expense due to lower lease rates and greater utilization of owned engines, and iii) a $0.6 million reduction in aircraft lease expense attributable to the expiration of a DC-9 aircraft lease. In addition, approximately $0.6 million of the reduction in current fiscal year expense was attributable to DC-9 aircraft impairment charges that we recognized in the prior fiscal year.

Offsetting these reductions was a $1.0 million increase in aircraft lease expense that was primarily attributable to the addition of the VAC Boeing 747 Aircraft to our leased aircraft fleet. See "Lease Transactions" in "Note 11 - Related Party Transactions" in Item 1 of this quarterly report.

• Helicopters — A $3.2 million increase in aircraft and equipment expense for our Helicopters segment was primarily attributable to an increase in helicopter lease expenses. During the current fiscal year, Helicopters has increased the number of aircraft in its leased aircraft fleet in order to service its long-term commercial contracts. Most of these aircraft are being leased for three-year terms.

        Cost of Sales of Aircraft, Parts, and Other Property and Equipment — Cost of sales of aircraft, parts, and other property and equipment was $4.9 million during the six months ended August 31, 2005, as compared to $1.4 million of expense during the six months ended August 31, 2004, resulting in a $3.5 million, or 250.0%, increase in cost of sales.

• Helicopters — Approximately $1.7 million of the increase in cost of sales was attributable to sales of aircraft and parts by our Helicopters segment, particularly the sales of the C130 aircraft and the Bell 206L-III aircraft. See "Operating Revenue - Sales of Aircraft, Parts, and Other Property and Equipment" above.

• Air Center — Air Center's cost of sales increased by approximately $1.7 million due to increased sales volume of materials and parts to third parties.

        Cost of Sales of Aircraft to Affiliates — Cost of sales of aircraft to affiliates was $9.4 million during the six months ended August 31, 2005, as compared to $2.7 million during the six months ended August 31, 2004, resulting in a $6.7 million, or 248.2%, increase in cost of sales.

        The $6.7 million increase in cost of sales was attributable to the sales of the Puma Aircraft and the Sikorsky CH-54 Aircraft by our EASL segment to Ventures Acquisition Company during the current fiscal year. See "Operating Revenue - Sales of Aircraft, Parts, and Other Property and Equipment" above. In addition, during each of the six-month periods ended August 31, 2005 and August 31, 2004, EASL sold a Learjet Model 35A aircraft to Ventures Acquisition Company for $2.7 million per aircraft.

        Because the sales prices of the Puma Aircraft, the Sikorsky CH-54 Aircraft, and the Learjet aircraft were the same as EASL's inventory costs for these aircraft, EASL did not recognize any profit from these sales.

        Ventures Acquisition Company leases these aircraft to Helicopters under three-year lease agreements. See "Note 11 - Related Party Transactions - Sale and Lease of Aircraft" under Item 1 of this quarterly report.

        Cost of Ground Handling and Logistics Services — Cost of ground handling and logistics services was $50.0 million during the six months ended August 31, 2005, as compared to $47.8 million of expense during the six months ended August 31, 2004, resulting in a $2.2 million, or 4.6%, increase in expense. The increase was primarily attributable to a $1.6 million increase in labor expense and a $0.4 million increase in equipment expense attributable to expansion of services provided by EAGLE to British Airways and other commercial customers.

        Cost of Support Services and Other Support Costs — Cost of support services and other revenue was $34.4 million during the six months ended August 31, 2005, as compared to $21.3 million of expense during the six months ended August 31, 2004, resulting in a $13.1 million, or 61.5%, increase in support costs. Cost of support services increased in the following areas:

• Airlines — approximately $3.0 million of the increase was attributable to increased landing fees and ground handling expenses, while an addition $1.1 million was attributable to increased costs associated with the increased volume of air and ground transportation logistics services provided to third parties by a division of our Airlines segment;

• Air Center — approximately $7.6 million of the increase was attributable to increased support costs for providing heavy aircraft maintenance, line maintenance, and aircraft storage services at the Air Center;

• Helicopters — approximately $1.0 million of the increase was attributable to support costs for the provision of helicopter support services; and

• Agriculture — approximately $0.2 million of the increase was attributable to increased cost of sales for wheat, straw, and grass seed sales, while approximately $0.2 million was due to an increase in crop losses.

        Selling, General, and Administrative — Total selling, general, and administrative expense during the six months ended August 31, 2005 was $35.2 million, as compared to $32.1 million of expense during the six months ended August 31, 2004, resulting in a $3.1 million, or 9.7% increase in expense. The increase was primarily attributable to increases in payroll, travel, legal and consulting services, and supplies.

Interest Expense

         Interest expense during the three months ended August 31, 2005 was $18.0 million, which was a $0.2 million, or 1.1%, increase from $17.8 million of interest expense during the six months ended August 31, 2004. We incurred approximately $0.7 million more in interest during the current fiscal year, as compared to the prior fiscal year, primarily as a result of higher interest rates being charged by the Company's lenders. For the six months ended August 31, 2005, our interest expense was partially offset by $0.5 million of interest income that we received on breach of contract damages that were awarded to us in the Asiana litigation. See "Gain on Asiana Litigation" in "Note 9 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report.

Other Non-Operating Expense and Income

        During the six months ended August 31, 2005, we recognized $17.0 million of other non-operating income, which was a $20.5 million increase in income from $3.5 million of other non-operating expense during the six months ended August 31, 2004.

         Approximately $16.6 million of the increase in non-operating income is attributable to the breach of contract damages which were awarded to us in the Asiana litigation. See "Gain on Asiana Litigation" in "Note 9 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report. In addition, an approximate $3.8 million reduction in current fiscal year expense was attributable to loan prepayment penalties, legal fees, and the write-off of unamortized loan acquisition costs which were incurred in the prior fiscal year in conjunction with the full repayment and termination of our previous revolving line of credit. An additional $0.1 million of increase in non-operating income was primarily attributable to foreign currency exchange gains recognized in the current fiscal year.

Income Tax Expense

        Our income tax expense for the six months ended August 31, 2005 was $12.7 million, as compared to an income tax benefit of $1.7 million for the six months ended August 31, 2004. The increase in income tax expense was attributable to a $38.0 million increase in pre-tax income for the six months ended August 31, 2005, as compared to the six months ended August 31, 2004. The income tax expense for the six months ended August 31, 2005, and the income tax benefit for the six months ended August 31, 2004 were both computed at the statutory rate of 34.0% for federal tax and a blended rate of approximately 4.13% for state taxes.

        The following table sets forth the calculation of our income tax benefit (expense) for the six months ended August 31, 2005 and August 31, 2004:

	Six Months Ended
	August 31,

(in thousands)	2005	2004

Income (loss) before income taxes	$31,990	$(5,984)

Combined federal and state tax rates	38.13%	38.13%

"Expected" income tax (expense) benefit	(12,197)	2,282

Other adjustments	(527)	(571)

Income tax (expense) benefit	$(12,724)	$1,711

LIQUIDITY

         At August 31, 2005, we had cash and cash equivalents of $4.8 million, as compared to cash and cash equivalents of
$2.7 million at February 28, 2005.

Cash Flows from Operating Activities

         During the six months ended August 31, 2005, we generated $63.5 million of cash from our operating activities, as compared to $22.0 million of cash generated from operating activities during the six months ended August 31, 2004.

        During the Six Months Ended August 31, 2005 —Net income of $19.3 million, non-cash depreciation and amortization expenses of $33.7 million, an $11.5 million increase in deferred income taxes, and a $7.6 million decrease in inventories accounted for most of our positive cash flow from operating activities during the six months ended August 31, 2005. Of the $19.3 million of positive cash from net income, $16.6 million came from the breach of contract damages that were awarded to us in the Asiana litigation, and an additional $0.5 million came from the interest on that award. See "Gain on Asiana Litigation" in "Note 9 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report.

        The positive cash flow from operating activities was partially reduced as a result of a $6.2 million increase in outstanding accounts receivable balances, a $1.5 million decrease in accounts payable, an approximate $0.8 million increase in prepaid assets, and approximately $0.2 million of accrued interest on notes receivable from affiliates.

        During the Six Months Ended August 31, 2004 —In comparison, during the six months ended August 31, 2004, non-cash depreciation and amortization expenses of $33.0 million, a $3.5 million write-off of unamortized loan acquisition costs, and a $6.1 million increase in accounts payable accounted for most of our positive cash flow from operating activities. Payments received on accounts receivable from affiliates, and a non-cash write-off of unamortized loan acquisition costs also increased cash flow by approximately $1.9 million.

        The positive cash flow from operating activities was partially reduced primarily as a result of i) our $4.3 million net loss for the six months ended August 31, 2004, ii) a $8.9 million increase in outstanding accounts receivable balances, iii) a $6.3 million increase in inventories, and iii) a $1.7 million increase in deferred income taxes.

Cash Flows from Investing Activities

         During the six months ended August 31, 2005, we used $39.7 million of cash for investing activities, as compared to a use of $28.9 million of cash during the six months ended August 31, 2004.

        During the Six Months Ended August 31, 2005 — Purchases of aircraft parts and airframes, scheduled overhauls of engines, and upgrades and enhancements for our aircraft resulted in a $45.8 million use of cash for capital expenditures. The uses of cash were partially offset by i) $3.9 million of cash received from the disposal of property and equipment and ii) approximately $2.0 million of cash received as payments on notes receivable from affiliates.

         As of the date of this report, we have agreements to purchase six helicopters. Total commitments for the purchase of these aircraft is $46.0 million, of which $2.5 million in deposits have already been paid. We expect to finance the purchase of these aircraft primarily through third-party or affiliate financing. See "Table of Contractual Obligations" below.

        During the Six Months Ended August 31, 2004 — Purchases of aircraft parts and airframes, scheduled overhauls of engines, and upgrades and enhancements for our aircraft resulted in a $28.3 million use of cash for capital expenditures. We also used approximately $3.8 million of cash for payment of capitalized loan acquisition costs and other non-fixed assets.

         These uses of cash were slightly offset by i) $1.7 million of payments received on notes receivable from affiliates and ii) $1.5 million of cash received from the disposal of property and equipment during the six months ended August 31, 2004.

Cash Flows from Financing Activities

         During the six months ended August 31, 2005, we used $21.7 million of cash in financing activities, as compared to $9.8 million of cash that was provided from financing activities during the six months ended August 31, 2004.

        During the Six Months Ended August 31, 2005 —During the six months ended August 31, 2005, we received approximately $2.4 million of cash proceeds from long-term financing, and used approximately $24.1 million of cash for payments on our Secured Credit Facility and various equipment purchase notes. Of the $24.1 million of cash that used for payments on our Secured Credit Facility, approximately $17.1 million was funded from the $17.2 million award for damages, interest and costs that we received in July 2005 from the Asiana judgment. See "Gain on Asiana Litigation" in "Note 9 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report.

        During the Six Months Ended August 31, 2004 —In comparison, during the six months ended August 31, 2004, we received approximately $222.2 million of cash proceeds from long-term financing, and used approximately $207.3 million of cash for payments on those long-term debt obligations. In addition, we also made cash payments of approximately
$5.2 million on various other long-term instruments, which consist primarily of equipment purchase notes.

CAPITAL RESOURCES

        At August 31, 2005, our total long-term debt balance was $285.4 million, which was a $21.7 million decrease from our long-term debt balance of $307.1 million at February 28, 2005. Our long-term debt is comprised of a $215.0 million outstanding balance on the Indenture Notes, a $60.4 million outstanding balance on the Secured Credit Facility, and outstanding balances of approximately $10.0 million on various equipment purchase notes.

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

        As of August 31, 2005, we were in compliance with these covenants.

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

        Loan Balance and Availability. As of August 31, 2005, the outstanding principal balance of the Secured Credit Facility was $60.4 million. Taking into consideration the limitations on our ability to obtain additional advances of principal from the revolving loan (see “Revolving Loan Advances” above) and the Minimum Availability Requirement (see "Covenant Compliance" below), as of August 31, 2005, our availability under the Secured Credit Facility was $23.4 million.

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

        The following are the required covenant thresholds under the Secured Credit Facility for the twelve-month period ending August 31, 2005:

Consolidated EBITDA Covenant — The covenant requires a consolidated EBITDA in a minimum amount of $100.0 million. As of August 31, 2005, we were in compliance with this covenant.

Airlines EBITDA Covenant — The covenant requires an EBITDA for Airlines in a minimum amount of $85.0 million. As of August 31, 2005, we were in compliance with this covenant.

Fixed Charge Coverage Covenant — The covenant requires a fixed charge coverage in a minimum ratio of 1.15 to 1.00. As of August 31, 2005, we were in compliance with this covenant.

        In addition, the amount of capital expenditures that we may make in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of August 31, 2005, we were in compliance with the capital expenditures covenant.

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

          Notice and Waiver of Specified Events of Default under Secured Credit Facility. On June 1, 2005, the Wells Fargo Lenders notified us that the Wells Fargo Lenders believed that we were in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

i)	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note (defined below);

ii)	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility);

iii)	making an unpermitted investment toward the purchase of two Boeing 747 airplanes (the "VAC Boeing 747 Aircraft"); and

iv)	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the VAC Boeing 747 Aircraft.

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

          VAC Stock Pledge. On July 11, 2005, Ventures Acquisition Company purchased the VAC Boeing 747 Aircraft. See "Landsbanki Loan Agreement" below. On the same day, we entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Airlines to i) lease the VAC Boeing 747 Aircraft from Ventures Acquisition Company and ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the VAC Boeing 747 Aircraft. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company (the "VAC Stock Pledge") as further security for repayment of the Secured Credit Facility. However, for purposes of the VAC Stock Pledge, the maximum amount of the Company's obligations under the Secured Credit Facility that is secured by the VAC Stock Pledge is limited to an amount not greater than $58 million minus the aggregate amount of all principal, interest and fees owed by Ventures Acquisition Company under the Landsbanki Loan Agreement.

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

        Covenant Compliance. As of August 31, 2005, we were in compliance with the covenants of the WCMA Loan. See "Capital Resources – Secured Credit Facility" above.

FINOVA Note

        In May 1997, the Trust entered into a $30.0 million Secured Loan Agreement with FINOVA Capital Corporation (the "FINOVA Note"), with interest at the annual rate of 10.44%. Monthly installments of principal and interest were payable through April 2005, at which time the FINOVA Note matured with a final payment of approximately $2.5 million in principal, plus accrued interest, due upon maturity. The FINOVA Note was secured by means of a first priority security interest granted to FINOVA in the Trust Boeing 747 aircraft and the three DC-9 aircraft owned by the Trust.

        Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. At August 31, 2005, the outstanding principal balance of the FINOVA note was $0.7 million.

        As of the date of this report, outstanding principal and accrued interest of the FINOVA Note has been paid in full.

Intervest Note

          On December 30, 2004, Vintage entered into a Construction Loan Agreement with Intervest-Mortgage Investment Company ("Intervest") whereby Intervest agreed to loan to Vintage a sum total of $9.0 million for the purpose of financing Vintage's construction of an IMAX theater on the Evergreen Museum Land. The Construction Loan Agreement is further evidenced by a Promissory Note from Vintage to Intervest in the principal sum of $9.0 million (the "Intervest Note"). At August 31, 2005, the outstanding principal balance of the Intervest Note was $2.0 million.

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

Landsbanki Loan Agreement

           On July 11, 2005, Holdings, as Guarantor, and Ventures Acquisition Company, as Borrower, entered into a $32.0 million Loan Agreement (the "Landsbanki Loan Agreement") with Landsbanki Íslands hf., as Lender, for the purpose of financing Ventures Acquisition Company's purchase of the VAC Boeing 747 Aircraft.

          The Landsbanki Loan Agreement bears interest at an annual rate of LIBOR plus 2.3%. The applicable LIBOR rate is determined by reference to LIBOR periods of 30 days. Interest shall accrue daily and is payable monthly, with the applicable LIBOR rate being determined at the beginning of each monthly payment period. However, if an Event of Default (as defined in the Landsbanki Loan Agreement) has occurred and is continuing, then the Landsbanki Loan Agreement shall bear interest at a rate that is 2% per annum higher than the otherwise applicable rate. Monthly installments of principal and accrued interest in the amount of $680,000 per installment are due and payable on the 11th day of each month through the maturity date. The Landsbanki Loan Agreement will mature on July 11, 2010, at which time all outstanding principal and accrued, but unpaid, interest will be due and payable.

          The Landsbanki Loan Agreement contains certain restrictions on Holdings' ability to i) effect mergers and other changes of control and ii) enter into transactions with its affiliates. In addition, the Landsbanki Loan Agreement provides that, among other events, a default under either of the leases of the VAC Boeing 747 Aircraft (see "Lease Transactions" in "Note 11 - Related Party Transactions" in Item 1 of this quarterly report) shall constitute a default under the Landsbanki Loan Agreement. As of August 31, 2005, we were in compliance with these covenants and restrictions.

          As Guarantor, Holdings has guaranteed all obligations of Ventures Acquisition Company under the Landsbanki Loan Agreement. Holdings' obligations as Guarantor under the Landsbanki Loan Agreement are absolute and unconditional.

          At August 31, 2005, the outstanding principal balance on the Landsbanki Loan Agreement was $31.5 million.

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

Table of Contractual Obligations

        The following table summarizes our contractual obligations as of August 31, 2005:

Contractual Obligations
(in millions)

Payments Due by End of Fiscal Year

	2006	2007	2008	2009	2010	After 2010	Total

Long-term debt obligations	$8.3	$8.6	$52.4	$0.9	$215.1	$0.1	$285.4
including current maturities
and capital leases
Operating lease obligations (1)	15.9	26.4	15.6	7.5	5.3	5.8	76.5
Purchase obligations (2)	19.0	24.5	-	-	-	-	43.5
Other obligations (3)	1.5	3.0	3.0	3.0	3.0	4.5	18.0

Totals	$44.7	$62.5	$71.0	$11.4	$223.4	$10.4	$423.4

(1)	Total operating lease obligations of $76.5 million include $11.5 million of lease obligations to entities owned by, or controlled by Mr. Smith, the Company's controlling shareholder.

(2)	Purchase obligations consist of the purchase prices of $33.3 million for four Bell AB139 helicopters and $12.7 million for two Bell 412EP IFT helicopters, less deposits paid of $2.5 million. See "Aircraft Purchase Commitments" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report.

(3)	Other obligations consist primarily of the annual salary and bonus to be paid to Mr. Smith pursuant to the Delford M. Smith Employment Agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        As of August 31, 2005, we had fixed rate debt of $217.8 million and variable rate debt of $67.6 million. Based on the outstanding balances at August 31, 2005, each 1% increase or decrease in the interest rate of our variable rate debt would increase or decrease our annual interest expense by approximately $0.7 million. A 1% increase in interest rates would decrease the fair market value of our Indenture Notes by approximately $2.2 million. We have not entered into any obligations for trading purposes.

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

Equity Price Risks

        We are not exposed to any equity price risks.

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

Changes in Internal Control Over Financial Reporting

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        We filed a motion to dismiss for lack of jurisdiction, but a ruling was issued on April 19, 2005 by the North Carolina Court of Appeals denying our motion. We are currently pursuing trial in the North Carolina Business Court and discovery is in the early stages.

Asiana Airlines

        On September 19, 2001, we filed proceedings in the United States District Court for the District of Oregon against Asiana to recover amounts owed by Asiana to us pursuant to the contract. On February 28, 2003, a jury returned a verdict in our favor and awarded damages of $16.6 million. Asiana subsequently posted a bond with the court in the amount of $17.4 million and filed a motion for judgment as a matter of law. The district court denied the motion and Asiana appealed the judgment to the United States Ninth Circuit Court of Appeals.

        On June 20, 2005, a three-judge panel of the United States Court of Appeals for the Ninth Circuit Court affirmed in all respects the judgment of the district court. In its decision, the Ninth Circuit rejected Asiana's arguments that the damage award should be reversed, holding that the District Court properly instructed the jury on the measure of Evergreen's damages and that Evergreen provided extensive evidence of its damages in accordance with Oregon law. On July 11, 2005 the Ninth Circuit Court issued a mandate returning the action to the District Court. Asiana did not appeal the judgment.

        On July 26, 2005, the District Court ordered disbursement to Evergreen of breach of contract damages in the amount of $16.6 million, interest in the amount of $491,000, and reimbursed costs of $38,000. The funds were disbursed to Evergreen out of the bond posted by Asiana with the court.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        None.

ITEM 6.	EXHIBITS

        A list of exhibits that are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description of Document

31.1	*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN HOLDINGS, INC. (Registrant)

Date: October 13, 2005	/s/ Timothy G. Wahlberg Timothy G. Wahlberg Director and President (principal executive officer)

Date: October 13, 2005	/s/ John A. Irwin John A. Irwin Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.