Form 10-Q
period 2005-11-30
EVERGREEN HOLDINGS INC
filed 2006-01-17
CIK 1263810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended November 30, 2005

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
         Yes  (    )   No  (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         Yes  (    )   No  (X)

As of January 17, 2006, there were 10,054,749 outstanding shares of no par value common stock of the registrant.

PAGE
PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

SIGNATURES	79

EXHIBIT INDEX	80

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
At November 30, 2005 and February 28, 2005
(in thousands, except share data)

	November 30, 2005
	(unaudited)	February 28, 2005

ASSETS
Current assets:
Cash and cash equivalents	$6,139	$2,718
Accounts receivable, less allowance of $1,555 and	79,280	62,355
$1,661 for doubtful accounts
Accounts receivable from affiliates, net	611	447
Inventories	19,985	29,060
Prepaid expenses and other	4,158	2,612
Current portion of notes receivable from affiliates (includes	1,853	1,473
interest receivable of $362 and $605)
Deferred tax asset and income taxes receivable	4,595	4,294

Total current assets	116,621	102,959

Property and equipment, net	556,769	543,562
Assets held for sale	5,885	6,831
Notes receivable from affiliates	12,092	14,093
Capitalized loan acquisition costs	8,474	11,015
Other assets	14,776	11,757
Goodwill	5,494	5,494

Total assets	$720,111	$695,711

(continued on the next page)

CONSOLIDATED BALANCE SHEETS — continued
At November 30, 2005 and February 28, 2005
(in thousands, except share data)

	November 30, 2005
	(unaudited)	February 28, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,621	$72,834
Accrued liabilities	24,637	24,975
Accrued interest	1,567	8,032
Payables to affiliates	1,234	3,267
Current portion of long-term debt	13,763	14,245

Total current liabilities	121,822	123,353

Long-term debt	268,992	292,860
Deferred rentals payable	78	80
Deferred tax liabilities	114,034	95,151

Total liabilities	504,926	511,444

Minority interest	1,706	655

Stockholders' equity:
Common stock, no par value; 20,000,000 shares authorized;	7,568	7,568
10,054,749 shares issued and outstanding
Retained earnings	205,911	176,044

Total stockholders' equity	213,479	183,612

Total liabilities, minority interest, and stockholders' equity	$720,111	$695,711

        See condensed notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	For the Three Months		For the Nine Months
	Ended November 30,		Ended November 30,

	2005	2004	2005	2004

Operating revenues:
Flight revenue	$167,632	$112,446	$415,881	$302,183
Sales of aircraft, parts, and other property and equipment	3,368	1,853	13,060	6,439
Sales of aircraft to affiliates	2,200	-	11,593	2,750
Ground handling and logistics services revenue	29,290	27,061	88,882	81,558
Support services and other revenue	18,564	13,246	48,263	33,477

Total operating revenues	221,054	154,606	577,679	426,407

Operating expenses:
Flight costs	25,028	19,766	68,040	55,749
Fuel	65,393	35,647	148,414	89,998
Maintenance	19,439	19,322	56,278	55,252
Aircraft and equipment	15,048	12,657	41,276	36,986
Cost of sales of aircraft, parts, and other property and equipment	2,441	993	6,815	2,377
Cost of sales of aircraft to affiliates	2,200	-	11,593	2,750
Cost of ground handling and logistics services	24,718	24,465	74,704	72,250
Cost of support services and other support costs	22,495	16,122	57,392	37,454
Selling, general, and administrative expense	17,102	15,409	52,299	47,510

Total operating expenses	193,864	144,381	516,811	400,326

Income from operations	27,190	10,225	60,868	26,081

Non-operating income (expense):
Interest expense	(8,796)	(9,086)	(26,836)	(26,832)
Other non-operating income (expense), net	176	21	17,209	(3,450)

Income (loss) before minority interest and income taxes	18,570	1,160	51,241	(4,201)

Minority interest	(365)	(325)	(1,051)	(948)

Income (loss) before income taxes	18,205	835	50,190	(5,149)

Income tax (expense) benefit	(7,599)	(737)	(20,323)	973

Net income (loss)	$10,606	$98	$29,867	$(4,176)

See condensed notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended November 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$29,867	$(4,176)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	49,881	51,228
Deferred income taxes	18,883	(974)
Gain on disposal of property and equipment	(1,246)	(999)
Impairment charges on aircraft	-	1,321
Deferred income and foreign currency exchange (gain) loss	(324)	10
Write-off of unamortized loan acquisition costs	-	3,464
Minority interest	1,051	948
Changes in operating assets and liabilities:
Accounts receivable	(16,925)	(11,645)
Receivables from affiliates	(544)	61
Inventories	9,075	(7,238)
Prepaid expenses and short-term notes receivable	(1,545)	897
Accounts payable and accrued liabilities	1,306	21,663
Payables to affiliates	(2,032)	923
Income taxes payable	(301)	(219)

Net cash provided by operating activities	87,146	55,264

Cash flows from investing activities:
Purchases of property, equipment, and overhauls	(66,302)	(48,808)
Proceeds from disposal of property and equipment	5,924	1,801
Decrease in long-term portion of notes receivable from affiliates	2,001	1,621
Other assets	(997)	(3,039)

Net cash used in investing activities	(59,374)	(48,425)

Cash flows from financing activities:
Proceeds from long-term debt	4,468	222,247
Payments on long-term debt	(28,819)	(225,495)
Payments on notes payable to affiliates	-	(912)

Net cash used in financing activities	(24,351)	(4,160)

Net increase in cash and cash equivalents	3,421	2,679

Cash and cash equivalents, beginning of period	2,718	4,071

Cash and cash equivalents, end of period	$6,139	$6,750

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

Vintage

         Holdings also owns all of the outstanding common stock of Evergreen Vintage Aircraft, Inc. ("Vintage"). Vintage's assets consist primarily of i) the 120,000 square foot Evergreen Aviation Museum Building, which is located on approximately 29.7 acres of land near our headquarters in McMinnville, Oregon (the "Evergreen Museum Land"), and ii) approximately 132 acres of other real property located around the Evergreen Museum Land. In addition to show-casing Howard Hughes' Spruce Goose, the Evergreen Aviation Museum Building houses and displays a unique collection of vintage aircraft, most of which are owned by Vintage. Vintage leases the Evergreen Aviation Museum Building to The Captain Michael King Smith Evergreen Aviation Educational Institute, dba Evergreen Aviation Museum, an Oregon non-profit corporation.

Trust Created February 28, 1986

        Aviation also holds a beneficial interest in the Trust Created February 25, 1986 (the "Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft (the "Trust Boeing 747") and three McDonnell Douglas DC-9 ("DC-9") aircraft. Aviation holds a 2/3 beneficial interest in the Trust Boeing 747 and all of the beneficial interest in the DC-9 aircraft. The Trust leases these aircraft to Airlines.

Controlling Shareholder and Related Parties

        Mr. Delford M. Smith, our founder and the chairman of our board of directors, owns, either directly or indirectly, 75.1% of the outstanding shares of Holdings common stock, and has control, either directly or indirectly, over 85.1% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

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

Seasonality

        Certain aspects of our business are seasonal in nature. Flight revenue generated from contracts with commercial airlines and freight forwarders has historically been higher from September through December of each year as the levels of flight activity increase with the build-up of inventories by retailers in anticipation of the holiday season. Revenues in our EAGLE segment also reflect similar seasonal fluctuations, predominantly as a result of increased volumes of mail and packages being processed by the United States Postal Service ("U.S. Postal Service") and United Parcel Service in the lead-up to the holiday season. In comparison, our Helicopters segment experiences higher revenues during the summer and fall months as a result of increased fire-fighting and hurricane relief activities, while our Agriculture segment generates higher revenues during the peak shipping periods for nursery products and Christmas trees.

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

Hurricane Katrina and Hurricane Rita

         Our Helicopters segment maintains facilities and aircraft in Louisiana and Texas. As of the date of this report, management has completed an initial analysis of potential property damage or disruption to business operations as a result of Hurricane Katrina and Hurricane Rita. Our facilities in Louisiana sustained some storm damage. However, the amount of damages is not considered to be material. Our facilities in Galveston, Texas sustained only immaterial damages. None of our aircraft were damaged as a result of the storms.

         We temporarily suspended operations out of our Louisiana and Texas facilities while the storms passed over the areas. However, we resumed operations at the facilities within 24-36 hours without any material disruption in service or operations. Management does not believe that the hurricanes, or their effects upon the surrounding areas and economies, had a material negative impact upon our results of operations or financial condition.

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

         As a result of Holdings entering into the guarantee agreement, we re-evaluated our relationship with Ventures Acquisition Company in accordance with the reconsideration provisions of FIN 46-R. Based upon this evaluation, we determined that, as of November 30, 2005, the Company has a variable interest in Ventures Acquisition Company, a variable interest entity. However, we also determined that the Company is not the primary beneficiary of Ventures Acquisition Company and, accordingly, the Company does not include the results of operations and financial condition of Ventures Acquisition Company in the Company's consolidated financial statements.

        Pursuant to the disclosure requirements of FIN 46-R for variable interest entities, where the Company is not the primary beneficiary, the Company is required to make certain disclosures regarding such variable interest entities. Ventures Acquisition Company is a limited liability company that is solely owned by Mr. Delford M. Smith, the Company's founder and the chairman of its board of directors. Ventures Acquisition Company is engaged in the business of purchasing aircraft and then leasing such aircraft to various subsidiaries of the Company. The Company's involvement with these rental activities began in approximately 1998. As of November 30, 2005, Ventures Acquisition Company reported unaudited total assets of approximately $86.2 million. Although the maximum exposure to loss as a result of the Company's involvement with Ventures Acquisition Company is $29.9 million as of November 30, 2005, the approximate loan to market value of the VAC Boeing 747 Aircraft in Ventures Acquisition Company is approximately 60.8%, based on an independent appraisal. The Company's recourse related to such exposure is limited to the amount of actual losses paid by the Company.

        As a result of the VAC Boeing 747 Aircraft transaction, the Company also evaluated its accounting related to loan guarantees. In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees was issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As of November 30, 2005, the fair value of guarantees the Company issued was not material.

NOTE 2 — SELECTED FINANCIAL RESULTS BY BUSINESS SEGMENT

        The following charts present selected financial information of the Company, as further segregated by each of the major business segments.

Selected Financial Results by Business Segment - Unaudited
(in thousands)

	For the Three Months		For the Nine Months
	Ended November 30,		Ended November 30,

	2005	2004	2005	2004

Operating revenues: (1)
Airlines	$152,310	$104,798	$372,231	$274,050
EAGLE	29,301	27,064	89,085	81,579
Helicopters	22,192	9,368	58,383	33,152
Air Center	12,156	10,429	36,484	26,001
EASL	3,584	1,437	17,035	7,316
Agriculture	1,511	1,510	4,461	4,309

Total	$221,054	$154,606	$577,679	$426,407

Intercompany revenues: (2)
Airlines	$4,151	$2,951	$12,529	$8,355
EAGLE	1,068	619	2,288	1,409
Helicopters	914	282	2,436	1,568
Air Center	2,776	4,296	10,321	19,578
EASL	575	5,446	3,136	6,426
Agriculture	9	56	18	106

Total	$9,493	$13,650	$30,728	$37,442

(1) During the three and nine months ended November 30, 2005 and 2004, revenue from the USAF Air Mobility Command accounted for approximately 42.8%, 46.2%, 45.8% and 49.4%, respectively, of our consolidated operating revenues and 62.2%, 72.8%, 67.6% and 76.9% of the total revenue in our Airlines segment. During the three and nine months ended November 30, 2005 and 2004, revenue from the U.S. Postal Service accounted for approximately 7.1%, 8.2%, 9.5% and 11.3%, respectively, of our consolidated operating revenues and 53.9%, 52.8%, 54.5% and 58.8% of the total revenue in our EAGLE segment.

(2) Amounts are eliminated in consolidation

Selected Financial Results by Business Segment - Unaudited
(in thousands)

For the Three Months		For the Nine Months
Ended November 30,		Ended November 30,

2005	2004	2005	2004

Operating expenses:
Airlines	$132,065	$92,624	$328,041	$249,890
EAGLE	27,671	26,859	83,342	79,712
Helicopters	16,744	11,717	49,527	35,202
Air Center	11,768	9,634	35,059	23,220
EASL	3,200	1,472	15,260	7,283
Agriculture	2,416	2,075	5,582	5,019

Total	$193,864	$144,381	$516,811	$400,326

Income (loss) from operations:
Airlines	$20,245	$12,174	$44,190	$24,160
EAGLE	1,630	205	5,743	1,867
Helicopters	5,448	(2,349)	8,856	(2,050)
Air Center	388	795	1,425	2,781
EASL	384	(35)	1,775	33
Agriculture	(905)	(565)	(1,121)	(710)

Total	$27,190	$10,225	$60,868	$26,081

Interest expense:
Airlines	$8,752	$9,048	$26,509	$26,550
EAGLE	8	25	145	112
Helicopters	15	10	103	79
Air Center	(1)	15	34	57
EASL	-	(25)	5	-
Agriculture	22	13	40	34

Total	$8,796	$9,086	$26,836	$26,832

Depreciation and amortization:
Airlines	$13,222	$15,797	$40,876	$43,953
EAGLE	564	607	1,728	1,829
Helicopters	1,897	1,467	5,876	4,109
Air Center	338	313	1,012	928
EASL	23	8	56	38
Agriculture	82	122	333	371

Total	$16,126	$18,314	$49,881	$51,228

Selected Capital Expenditures by Business Segment - Unaudited
(in thousands)

	For the Three Months		For the Nine Months
	Ended November 30,		Ended November 30,

	2005	2004	2005	2004

Capital expenditures:
Airlines	$15,472	$16,711	$50,538	$38,869
EAGLE	89	219	283	760
Helicopters	3,160	3,098	10,817	8,333
Air Center	1,147	197	1,923	425
EASL	750	51	762	51
Agriculture	926	185	1,979	370

Total	$21,544	$20,461	$66,302	$48,808

Total Assets by Business Segment
(in thousands)

	November 30, 2005
	(unaudited)	February 28, 2005

Total assets:
Airlines	$528,744	$507,200
EAGLE	44,310	52,040
Helicopters	76,831	65,831
Air Center	29,236	23,314
EASL	12,976	20,854
Agriculture	28,014	26,472

Total	$720,111	$695,711

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

NOTE 4 — LONG-TERM DEBT OBLIGATIONS

Indenture Notes

        The Indenture Notes were issued by Aviation on May 16, 2003, pursuant to an indenture agreement which was executed by Aviation, as issuer, by Holdings and substantially all of the subsidiaries of Aviation, as guarantors, and by Law Debenture Trust Company of New York, as successor trustee to J.P. Morgan Trust Company, N.A., as successor trustee to Bank One, N.A., as trustee.

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

        On November 14, 2005, we made the semi-annual payment of accrued interest on the Indenture Notes in the amount of
$12.9 million. Payment of the accrued interest was funded from our operations.

        The next semi-annual payment of accrued interest on the Indenture Notes, in the amount of $12.9 million, is due and payable on May 15, 2006. We intend to fund payment of the accrued interest from our operations.

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

        As of November 30, 2005, we were in compliance with these covenants.

        If Aviation or any of its restricted subsidiaries violates any of these covenants and are unable to obtain waivers, we would be in default under the Indenture Notes and the debt could be accelerated.

Secured Credit Facility

        On May 13, 2004, Aviation and certain of its subsidiaries entered into the Secured Credit Facility with Wells Fargo Foothill, Inc. and CapitalSource Finance LLC, as successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan (as defined herein), (collectively, “the Wells Fargo Lenders”). The Secured Credit Facility consists of two loans - a $50.0 million term loan (the "Term Loan") and a $50.0 million revolving loan (the "Revolving Loan"). The Secured Credit Facility is secured by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Vintage.

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

        Loan Balance and Availability. As of November 30, 2005, the outstanding principal balance of the Secured Credit Facility was $57.1 million. Taking into consideration the limitations on our ability to obtain additional advances of principal from the Revolving Loan (see “Revolving Loan Advances” above) and the Minimum Availability Requirement (see "Covenant Compliance" below), as of November 30, 2005, our availability under the Secured Credit Facility was
$23.5 million.

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

        The following are the required covenant thresholds under the Secured Credit Facility for the twelve-month period ended November 30, 2005:

Consolidated EBITDA Covenant — The covenant requires a consolidated EBITDA in a minimum amount of $100.0 million. As of November 30, 2005, we were in compliance with this covenant.

Airlines EBITDA Covenant — The covenant requires an EBITDA for Airlines in a minimum amount of $85.0 million. As of November 30, 2005, Airlines was in compliance with this covenant.

Fixed Charge Coverage Covenant — The covenant requires a fixed charge coverage in a minimum ratio of 1.05 to 1.00. As of November 30, 2005, we were in compliance with this covenant. For future periods, the fixed charge coverage covenant requires a minimum ratio of 1.10 to 1.00.

        In addition, the amount of capital expenditures that may be made by us in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of November 30, 2005, we were in compliance with the capital expenditures covenant.

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

         Amendment Number Two to Secured Credit Facility. On June 14, 2005, we entered into an Amendment Number Two and Waiver to Loan and Security Agreement (the "Amendment Number Two") with the Wells Fargo Lenders whereby the Wells Fargo Lenders agreed to waive the Specified Events of Default, and both parties agreed to amend the Secured Credit Facility to allow the Company to maintain only all-risk ground insurance coverage for aircraft that the Company has grounded and taken out of service.

          Amendment Number Three to Secured Credit Facility. On July 11, 2005, Ventures Acquisition Company purchased the VAC Boeing 747 Aircraft. See "Landsbanki Loan Agreement" below. On the same day, we entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Airlines to i) lease the VAC Boeing 747 Aircraft from Ventures Acquisition Company (see "Lease Transactions" in "Note 11 - Related Party Transactions" below) and ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the VAC Boeing 747 Aircraft. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company (the "VAC Stock Pledge") as further security for repayment of the Secured Credit Facility. However, for purposes of the VAC Stock Pledge, the maximum amount of the Company's obligations under the Secured Credit Facility that was secured by the VAC Stock Pledge was limited to an amount not greater than $58.0 million minus the aggregate amount of all principal, interest and fees owed by Ventures Acquisition Company under the Landsbanki Loan Agreement.

          Amendment Number Four to Secured Credit Facility. On November 30, 2005, Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Four to Loan and Security Agreement ("Amendment Number Four") with the Wells Fargo Lenders. The provisions of Amendment Number Four include, but are not limited to, the following amendments and modifications: i) the deletion and replacement of certain definitions utilized in the Secured Credit Facility; ii) the clarification of the business operations of Aviation and its subsidiaries; iii) the addition of certain disclosures and covenants of compliance regarding Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49049 (2001)) (the "USA Patriot Act"); iv) a modification of the Fixed Charge Coverage Ratio (as defined in the Secured Credit Facility) covenant compliance requirement; and v) Aviation agreed to cause the Trust to grant, for the benefit of the Wells Fargo Lenders, a security interest in all of the aircraft owned by the Trust. In addition, Amendment Number Four recognizes CapitalSource Finance LLC as the successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan.

         Release of VAC Stock Pledge.  In connection with the execution of Amendment Number Four, and pursuant to a letter dated December 2, 2005, Wells Fargo Foothill, Inc., in its capacity as administrative agent for the Wells Fargo Lenders, (i) terminated the VAC Stock Pledge, (ii) released and discharged Mr. Smith from all obligations under the VAC Stock Pledge, and (iii) released all liens that had been granted by Mr. Smith under the VAC Stock Pledge.

WCMA Loan Agreement

        On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164
(the “WCMA Loan”) with Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”) for the purpose of obtaining an
$8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.0% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan shall terminate on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full. At November 30, 2005, the outstanding principal balance of the WCMA Loan was $4.5 million.

        An amendment letter from Merrill Lynch, dated May 12, 2004, established certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Secured Credit Facility. The amendment letter established i) a schedule for fixed charge coverage ratios to be measured on a quarter-end basis, ii) a $75.0 million maximum limit on capital expenditures of which at least $10.0 million must be funded from sources other than the Secured Credit Facility, and iii) a minimum consolidated EBITDA that must be achieved by the Company on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See “Secured Credit Facility” above.

        Covenant Compliance. As of November 30, 2005, we were in compliance with the covenants contained in the WCMA Loan. See “Secured Credit Facility” above.

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

         Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. In September 2005, the outstanding principal and accrued interest of the FINOVA Note was paid in full, and FINOVA's security interest in the aircraft has been released.

Intervest Note

          On December 30, 2004, Vintage entered into a Construction Loan Agreement with Intervest-Mortgage Investment Company ("Intervest") whereby Intervest agreed to loan to Vintage a total of $9.0 million for the purpose of financing Vintage's construction of an IMAX theater on certain real property owned by Vintage (the "Evergreen Museum Land"). The Construction Loan Agreement is further evidenced by a Promissory Note from Vintage to Intervest in the principal sum of $9.0 million (the "Intervest Note"). At November 30, 2005, the outstanding principal balance of the Intervest Note was
$3.3 million.

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

         The entire principal balance and any accrued, but unpaid, interest on the Intervest Note was originally scheduled to be due and payable on January 1, 2006. However, on November 22, 2005 and pursuant to the provisions of the Construction Loan Agreement, Vintage elected to extend the maturity date of the Intervest Note to July 1, 2006. Upon exercising its right to extend the maturity date, Vintage paid a loan extension fee to Intervest in the amount of $67,500. Vintage may, at any time, prepay the whole or any part of the Intervest Note without penalty.

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

Junior Lien Granted on Evergreen Museum Land

          On November 30, 2005, Evergreen Aviation Museum entered into a Business Loan Agreement with Sterling Savings Bank ("Sterling Bank"), an affiliate of Intervest, whereby Sterling Bank agreed to loan Evergreen Aviation Museum $500,000 for the purpose of financing the construction of leasehold improvements to Evergreen Aviation Museum's gift shop, which is located in the Evergreen Aviation Museum Building. The Business Loan Agreement is further evidenced by a Promissory Note from the Museum to Sterling Bank in the principal sum of $500,000 (the "Sterling Note"). Funding of the Sterling Note occurred on December 1, 2005.

         The Sterling Note provides for interest to accrue on the outstanding principal balance at an annual rate of 7.39%. Fifty-nine monthly installments of principal and interest, in the amount of $5,915 per installment, are due and payable on the 2nd day of each month, commencing on December 2, 2005, and a final installment of $301,174 will be due and payable on November 2, 2010.

           Because Evergreen Aviation Museum leases the Evergreen Aviation Museum Building from Vintage, and to further induce Sterling Bank to enter into the Business Loan Agreement, Vintage agreed to grant to Sterling Bank, by means of a deed of trust, a security interest in the Evergreen Museum Land and all the buildings and improvements thereon, including the Evergreen Aviation Museum Building. Sterling Bank's security interest in the Evergreen Museum Land and the Evergreen Museum Building is subordinate to the lien held by Intervest (see "Intervest Note" above). However, in the event that Evergreen Aviation Museum defaults on its obligations under the Sterling Note, or if an event of default occurs under the deed of trust, Sterling Bank may exercise any or all of its remedies available under the deed of trust, including foreclosure and sale of the Evergreen Museum Land and the Evergreen Aviation Museum Building.

           As further inducement for Sterling Bank to enter into the Business Loan Agreement, Mr. Smith has guaranteed payment of the amounts due under the Sterling Note and Business Loan Agreement.

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

          The Landsbanki Loan Agreement contains certain restrictions on Holdings' ability to i) effect mergers and other changes of control and ii) enter into transactions with its affiliates. In addition, the Landsbanki Loan Agreement provides that, among other events, a default under either of the leases of the VAC Boeing 747 Aircraft (see "Lease Transactions" in "Note 11 - Related Party Transactions" below) shall constitute a default under the Landsbanki Loan Agreement. As of November 30, 2005, we are in compliance with these covenants and restrictions.

          As Guarantor, Holdings has guaranteed all obligations of Ventures Acquisition Company under the Landsbanki Loan Agreement. Holdings' obligations as Guarantor under the Landsbanki Loan Agreement are absolute and unconditional.

           As of November 30, 2005, the outstanding principal balance on the Landsbanki Loan Agreement was $29.9 million.

NOTE 5 — PREPAID EXPENSES AND OTHER

        Prepaid expenses and other at November 30, 2005 and February 28, 2005 consisted of the following:

	November 30, 2005
(in thousands)	(unaudited)	February 28, 2005

Prepaid expenses	$3,819	$2,442
Notes receivable - current portion	339	170

Total	$4,158	$2,612

NOTE 6 — OTHER ASSETS

        Other assets at November 30, 2005 and February 28, 2005 consisted of the following:

	November 30, 2005
(in thousands)	(unaudited)	February 28, 2005

Non-current agricultural assets	$4,358	$3,762
Deposits	9,289	5,933
Notes receivable	356	1,204
Finance fees, net of amortization	468	481
Other assets	305	377

Total	$14,776	$11,757

NOTE 7 — SUPPORT SERVICES AND OTHER REVENUE

        Support services and other revenue for the three months and nine months ended November 30, 2005 and November 30, 2004 consisted of the following:

	For the Three Months		For the Nine Months
	November 30,		November 30,

(in thousands - unaudited)	2005	2004	2005	2004

Systems logistics services - Airlines	$3,980	$252	$6,012	$653
Support services - Helicopters	1,315	997	3,244	2,372
Support services - Air Center	11,983	10,285	34,582	25,636
Sales of agricultural products	1,056	1,510	4,006	4,309
Support services - other	230	202	419	507

Total	$18,564	$13,246	$48,263	$33,477

NOTE 8 — COST OF SUPPORT SERVICES AND OTHER SUPPORT COSTS

        Cost of support services and other revenue for the three months and nine months ended November 30, 2005 and November 30, 2004 consisted of the following:

	For the Three Months		For the Nine Months
	November 30,		November 30,

(in thousands - unaudited)	2005	2004	2005	2004

Cost of systems logistics services - Airlines	$3,549	$189	$5,047	$558
Landing fees/ground handling costs - Airlines	6,738	6,377	18,529	15,197
Cost of support services - Helicopters	593	160	1,857	475
Cost of support services - Air Center	9,869	7,489	27,928	17,347
Cost of sales of agricultural products	1,697	1,750	3,896	3,580
Cost of support services - other	49	157	135	297

Total	$22,495	$16,122	$57,392	$37,454

NOTE 9 — OTHER NON-OPERATING INCOME (EXPENSE), NET

        Other non-operating income (expense), net for the three months and nine months ended November 30, 2005 and November 30, 2004 consisted of the following:

	For the Three Months		For the Nine Months
	November 30,		November 30,

(in thousands - unaudited)	2005	2004	2005	2004

Gain on Asiana litigation	$-	$-	$16,630	$-
Foreign currency exchange gain (loss)	91	(20)	322	(26)
Write-off of unamortized loan acquisition costs	-	-	-	(3,463)
Penalties and legal fees on loan prepayment	-	-	-	(330)
Other non-operating income	85	41	257	369

Total	$176	$21	$17,209	$(3,450)

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

NOTE 10 — CASH FLOWS FROM INVESTING ACTIVITIES - OTHER ASSETS

        During the nine months ended November 30, 2005 and 2004, "Cash flows from investing activities - other assets" were as follows:

	For the Nine Months Ended November 30,

(in thousands - unaudited)	2005	2004

Deposits on aircraft	$(1,439)	$(854)
Aircraft and parts held for sale	(4)	(6)
Non-current agricultural assets	(596)	(4)
Minority interest applied against note receivable from affiliate	-	(621)
Payments received on notes receivable	848	101
Capitalized loan acquisition costs	(25)	(3,464)
Other	219	1,809

Total	$(997)	$(3,039)

NOTE 11 — RELATED PARTY TRANSACTIONS

        Mr. Delford M. Smith, our founder and the chairman of our board of directors, owns, either directly or indirectly, 75.1% of the outstanding shares of Holdings common stock, and has control, either directly or indirectly, over 85.1% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company LLC ("Ventures Acquisition Company");
•	Ventures Holding, Inc. ("Ventures Holding");
•	DMS Properties; and
•	Greenpatch Farms.

Transactions Under Mr. Smith's Employment Agreement

         In March 2005, the board of directors of Holdings granted a $2.9 million bonus to Mr. Smith. Payment of the bonus was recorded by us as a part of selling, general, and administrative expenses. In accordance with the terms of the Employment Agreement, Mr. Smith utilized $2.0 million of the bonus to pay $1.4 million of principal and $0.6 million of accrued interest on obligations owed to us by Mr. Smith or his affiliates, and the remaining portion of the bonus was utilized to satisfy taxes payable by Mr. Smith or his affiliates as a result of the receipt of the bonus.

Lease Transactions

        We rent aircraft and buildings from entities that are owned by, or controlled by, Mr. Smith. During each of the three-month periods ended November 30, 2005 and November 30, 2004, we incurred rent expense for these leases in the amount of $5.0 million and $1.8 million, respectively. During the nine months ended November 30, 2005 and November 30, 2004, we incurred rent expense for these leases in the aggregate amounts of $10.4 million and $5.1 million, respectively.

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

        During each of the three-month periods ended November 30, 2005 and November 30, 2004, $0.6 million of the rental income recognized by the Trust was attributable to Mr. Smith's one-third beneficial interest in the Trust Boeing 747 aircraft. During each of the nine-month periods ended November 30, 2005 and November 30, 2004, $1.9 million of the rental income recognized by the Trust was attributable to Mr. Smith's one-third beneficial interest in the Trust Boeing 747 aircraft.

Sale and Lease of Aircraft

        During the current fiscal year, our EASL segment sold the following aircraft to Ventures Acquisition Company:

(in millions)
			Aggregate	Aggregate
Sale Date	Aircraft	Quantity	Sales Price	Cost of Sales

May 2005	Aerospatiale Model SA 330J helicopter	2	$4.6	$4.6
May 2005	Sikorsky Model CH-54 helicopter	1	2.1	2.1
August 2005	Learjet Model 35A aircraft	1	2.7	2.7
November 2005	Aerospatiale Model SA 330J helicopter	1	2.2	2.2

	Totals		$11.6	$11.6

        Because EASL's cost of sales for each of the aircraft equaled the sales price, EASL did not recognize any profit from these sales.

        Our Helicopters segment now leases these aircraft from Ventures Acquisition Company under three-year lease agreements.

Notes Receivable from Affiliates

        We also have a number of notes receivable from Mr. Smith, Ventures Holding, and Ventures Acquisition Company. The chart below summarizes the various notes receivable from Mr. Smith, Ventures Holdings, Inc., or Ventures Acquisition Company at November 30, 2005 and February 28, 2005:

	November 30, 2005
(in thousands)	(unaudited)	February 28, 2005

Notes receivable from Ventures Holdings	$8,760	$9,777
(includes interest receivable of $228 and $380)
due in annual installments of $1,134 through March 31, 2013, with an annual interest rate of 4%

Notes receivable from Ventures Acquisition Company	1,010	1,128
(includes interest receivable of $26 and $33)
due in annual installments of $146 through March 31, 2013,
with an annual interest rate of 4%

Note receivable from Mr. Smith	4,175	4,661
(includes interest receivable of $108 and $149)
due in annual installments of $802 through March 31, 2013,
with an annual interest rate of 4%

Notes receivable from affiliates	$13,945	$15,566

        Notes Receivable from Affiliates— In March 2005, we received $1.4 million of principal payments and $0.6 million of accrued interest payments with respect to notes receivable from affiliates. See "Transactions Under Mr. Smith's Employment Agreement" above. During the period from April 1, 2005 through November 30, 2005, the principal balances of our notes receivable from affiliates have increased by $0.4 million of accrued interest receivable.

Payables to Affiliates

        As of November 30, 2005, we owed $1.2 million in accounts payable and accrued liabilities to affiliates. These payables consist primarily of a $854,000 accounts payable due from Vintage to Mr. Smith and a $380,000 charitable contribution pledge made by Aviation to Evergreen Aviation Museum.

        Payable from Vintage to Mr. Smith.— During the nine months ended November 30, 2005, Mr. Smith made $854,000 of payments to third parties on behalf of Vintage. The payments made by Mr. Smith consisted primarily of: i) $163,000 of principal and interest paid on an outstanding debt owed by Vintage to a third party, and ii) $691,000 of expenses incurred by Vintage in the construction of the IMAX theatre.

        Pledge Payable from Aviation to Evergreen Aviation Museum.— In November 2005, Aviation made a $780,000 charitable contribution pledge to the Evergreen Aviation Museum, of which $400,000 was paid in November 2005, resulting in a $380,000 pledge payable as of November 30, 2005. The charitable contribution expense was included on our consolidated statements of operations for the three and nine months ended November 30, 2005 in the line item "Selling, general, and administrative expense."

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

Banc of America

        We are a defendant in Banc of America Securities LLC v. Evergreen International Aviation, Inc. et al., which was filed on May 22, 2003 in the Superior Court of the County of Mecklenburg in the State of North Carolina. Banc of America has alleged claims for breach of contract and quantum meruit, arising out of agreements in which Banc of America agreed to act as our financial agent in exchange for the payment of certain fees. The plaintiff has not yet specified an amount for damages.

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

CONTINGENCIES

Claim for Losses under the Air Transportation Safety and System Stabilization Act

        We may be asked to return all or a portion of the $7.2 million that we received in fiscal year 2002 for claims filed by us pursuant to the Air Transportation Safety and System Stabilization Act. As of November 30, 2005, we have not received any further correspondence and have not participated in any further negotiations regarding this matter. Currently, we do not anticipate that we will be required to return any of the $7.2 million. To the extent we need to actually pay any of these amounts, we believe that cash on hand and amounts expected to be available under our Secured Credit Facility will be sufficient to make such payments.

AIRCRAFT PURCHASE COMMITMENTS

        As of November 30, 2005, we had entered into agreements to purchase the following aircraft:

(in thousands)
		Purchase	Deposit
Aircraft	Quantity	Price	Paid

Bell 412EP Helicopter	1	$7,116	$633
Bell AB139 helicopter #1	1	7,950	150
Bell AB139 helicopters - #2, #3, & #4	3	25,400	450

Total		$40,466	$1,233

        On December 19, 2005, Ventures Acquisition Company, an affiliate of the Company, purchased and took delivery of the Bell 412EP Helicopter. On the same day, Helicopters subsequently took possession of the aircraft under a three-year lease agreement with Ventures Acquisition Company.

        Subject to finalization of financing or leasing arrangements, we expect to take delivery of the Bell AB139 helicopter #1 during fiscal year 2006, with the remaining three Bell AB139 helicopters to be delivered in fiscal year 2007. In addition, we anticipate that upon taking delivery, we will simultaneously sell and lease back the aircraft under operating lease agreements for lease terms not greater than three years.

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

SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
For the Three Months Ended November 30, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Operating revenues	$-	$3,750	$222,244	$2,841	$1,712	$(9,493)	$221,054

Operating expenses	-	-	179,468	93	1,800	(4,599)	176,762
Selling, general, and administrative expenses	6	4,031	17,166	4	855	(4,960)	17,102

Operating (loss) income	(6)	(281)	25,610	2,744	(943)	66	27,190

Interest income (expense)	127	(2)	(8,843)	(4)	(74)	-	(8,796)
Other non-operating income (expense), net	-	-	161	-	15	-	176

Income (loss) before minority interest,	121	(283)	16,928	2,740	(1,002)	66	18,570
income taxes, and equity in
subsidiary earnings

Equity in earnings of subsidiaries	10,485	11,040	-	-	-	(21,525)	-

Income (loss) before minority interest	10,606	10,757	16,928	2,740	(1,002)	(21,459)	18,570
and income taxes

Minority interest	-	(365)	-	-	-	-	(365)

Income (loss) before income taxes	10,606	10,392	16,928	2,740	(1,002)	(21,459)	18,205

Income tax (expense) benefit	-	79	(8,081)	-	403	-	(7,599)

Net income (loss)	$10,606	$10,471	$8,847	$2,740	$(599)	$(21,459)	$10,606

SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
For the Three Months Ended November 30, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Operating revenues	$-	$2,598	$162,183	$1,881	$1,594	$(13,650)	$154,606

Operating expenses	-	-	137,692	94	1,750	(10,564)	128,972
Selling, general, and administrative expenses	34	3,111	14,903	-	447	(3,086)	15,409

Operating (loss) income	(34)	(513)	9,588	1,787	(603)	-	10,225

Interest income (expense)	139	(6)	(9,023)	(188)	(8)	-	(9,086)
Other non-operating (expense) income, net	-	-	(14)	-	35	-	21

Income (loss) before minority interest,	105	(519)	551	1,599	(576)	-	1,160
income taxes, and equity in subsidiary earnings

Equity in earnings of subsidiaries	(7)	1,397	-	-	-	(1,390)	-

Income (loss) before minority interest	98	878	551	1,599	(576)	(1,390)	1,160
and income taxes

Minority interest	-	(325)	-	-	-	-	(325)

Income (loss) before income taxes	98	553	551	1,599	(576)	(1,390)	835

Income tax (expense) benefit	-	(553)	(349)	-	181	(16)	(737)

Net income (loss)	$98	$-	$202	$1,599	$(395)	$(1,406)	$98

SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
For the Nine Months Ended November 30, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Operating revenues	$-	$11,250	$585,632	$6,562	$4,963	$(30,728)	$577,679

Operating expenses	-	-	476,430	280	3,999	(16,197)	464,512
Selling, general, and administrative expenses	24	14,186	50,627	25	2,323	(14,886)	52,299

Operating (loss) income	(24)	(2,936)	58,575	6,257	(1,359)	355	60,868

Interest income (expense)	383	(6)	(26,995)	(104)	(114)	-	(26,836)
Other non-operating income (expense), net	-	-	17,156	-	53	-	17,209

Income (loss) before minority interest,	359	(2,942)	48,736	6,153	(1,420)	355	51,241
income taxes, and equity in
subsidiary earnings

Equity in earnings of subsidiaries	29,508	32,302	-	-	-	(61,810)	-

Income (loss) before minority interest	29,867	29,360	48,736	6,153	(1,420)	(61,455)	51,241
and income taxes

Minority interest	-	(1,051)	-	-	-	-	(1,051)

Income (loss) before income taxes	29,867	28,309	48,736	6,153	(1,420)	(61,455)	50,190

Income tax benefit (expense)	-	1,031	(21,920)	-	566	-	(20,323)

Net income (loss)	$29,867	$29,340	$26,816	$6,153	$(854)	$(61,455)	$29,867

SUPPLEMENTAL CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
For the Nine Months Ended November 30, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Operating revenues	$-	$7,794	$445,970	$5,642	$4,443	$(37,442)	$426,407

Operating expenses	-	-	376,194	280	3,580	(27,238)	352,816
Selling, general, and administrative expenses	63	11,694	44,050	-	1,722	(10,019)	47,510

Operating (loss) income	(63)	(3,900)	25,726	5,362	(859)	(185)	26,081

Interest income (expense)	422	(17)	(26,653)	(545)	(39)	-	(26,832)
Other non-operating (expense) income, net	-	(3,794)	(9)	-	353	-	(3,450)

Income (loss) before minority interest,	359	(7,711)	(936)	4,817	(545)	(185)	(4,201)
income taxes, and equity in subsidiary earnings

Equity in earnings of subsidiaries	(4,535)	2,680	-	-	-	1,855	-

(Loss) income before minority interest	(4,176)	(5,031)	(936)	4,817	(545)	1,670	(4,201)
and income taxes

Minority interest	-	(948)	-	-	-	-	(948)

(Loss) income before income taxes	(4,176)	(5,979)	(936)	4,817	(545)	1,670	(5,149)

Income tax (expense) benefit	-	1,692	(901)	-	140	42	973

Net (loss) income	$(4,176)	$(4,287)	$(1,837)	$4,817	$(405)	$1,712	$(4,176)

SUPPLEMENTAL CONSOLIDATED BALANCE SHEET - UNAUDITED
At November 30, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$-	$4,354	$1,730	$-	$55	$-	$6,139
Accounts receivable, net	-	8	77,896	639	737	-	79,280
Receivables from affiliates	1,718	6,572	26	-	151	(6,003)	2,464
Other current assets	337	989	19,802	-	7,610	-	28,738

Total current assets	2,055	11,923	99,454	639	8,553	(6,003)	116,621

Properties, net	1,025	3,906	492,833	11,452	49,006	(1,453)	556,769
Notes receivable from affiliates	11,233	-	225	-	634	-	12,092
Investment in subsidiaries	230,059	285,753	-	-	-	(515,812)	-
Other assets including goodwill	-	10,411	19,634	-	4,584	-	34,629

Total assets	$244,372	$311,993	$612,146	$12,091	$62,777	$(523,268)	$720,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$3,918	$75,151	$-	$1,552	$-	$80,621
Accrued liabilities	-	4,541	19,629	-	467	-	24,637
Payables to affiliates	-	397	9	-	6,831	(6,003)	1,234
Accrued interest	-	1,536	29	-	2	-	1,567
Current portion long-term debt	-	6,516	2,737	-	4,510	-	13,763

Total current liabilities	-	16,908	97,555	-	13,362	(6,003)	121,822

Long-term debt	77,829	71,341	93,780	-	26,042	-	268,992
Deferred rentals payable to affiliates	-	-	(6,316)	6,394	-	-	78
Deferred tax liabilities	(46,936)	(1,335)	160,513	-	1,791	1	114,034

Total liabilities	30,893	86,914	345,532	6,394	41,195	(6,002)	504,926

Minority interest	-	1,706	-	-	-	-	1,706

Stockholders' equity	213,479	223,373	266,614	5,697	21,582	(517,266)	213,479

Total liabilities and stockholders' equity	$244,372	$311,993	$612,146	$12,091	$62,777	$(523,268)	$720,111

SUPPLEMENTAL CONSOLIDATED BALANCE SHEET
At February 28, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$-	$1,228	$1,390	$-	$100	$-	$2,718
Accounts receivable, net	-	9	60,861	639	846	-	62,355
Receivables from affiliates	1,328	272	211	-	109	-	1,920
Other current assets	252	732	27,348	-	7,634	-	35,966

Total current assets	1,580	2,241	89,810	639	8,689	-	102,959

Properties, net	1,729	3,306	488,089	11,732	40,514	(1,808)	543,562
Notes receivable from affiliates	13,127	3,110	245	-	(2,389)	-	14,093
Investment in subsidiaries	200,406	254,503	-	-	-	(454,909)	-
Other assets including goodwill	-	12,909	18,007	-	4,181	-	35,097

Total assets	$216,842	$276,069	$596,151	$12,371	$50,995	$(456,717)	$695,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$5,327	$66,484	$-	$1,021	$2	$72,834
Accrued liabilities	-	4,790	19,827	-	358	-	24,975
Payables to affiliates	-	-	2,815	-	452	-	3,267
Accrued interest	-	7,961	28	29	14	-	8,032
Current portion long-term debt	-	6,515	3,734	3,370	626		14,245

Total current liabilities	-	24,593	92,888	3,399	2,471	2	123,353

Long-term debt	78,640	57,320	133,169	-	23,731	-	292,860
Deferred rentals payable to affiliates	-	-	(5,098)	5,178	-	-	80
Deferred tax liabilities	(45,410)	(387)	138,592	-	2,356	-	95,151

Total liabilities	33,230	81,526	359,551	8,577	28,558	2	511,444

Minority interest	-	655	-	-	-	-	655

Stockholders' equity	183,612	193,888	236,600	3,794	22,437	(456,719)	183,612

Total liabilities and stockholders' equity	$216,842	$276,069	$596,151	$12,371	$50,995	$(456,717)	$695,711

SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
For the Nine Months Ended November 30, 2005
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Net cash provided by (used in)	$(1,149)	$13,897	$95,929	$3,395	$6,315	$(31,241)	$87,146
operating activities

Cash flows from investing activities:
Purchases of property, equipment,	686	(911)	(56,573)	-	(9,504)	-	(66,302)
and overhauls
Proceeds from disposal of property	-	-	5,469	-	455	-	5,924
and equipment
Notes receivable from affiliates	-	1,894	20	-	87	-	2,001
Other assets	-	(31,067)	(661)	-	(510)	31,241	(997)

Net cash provided by (used in)	686	(30,084)	(51,745)	-	(9,472)	31,241	(59,374)
investing activities

Cash flows from financing activities:
Proceeds from long-term debt	-	3,166	259	-	1,043	-	4,468
Payments on long-term debt	-	(22,422)	(2,942)	(3,370)	(85)	-	(28,819)
Other financing sources	463	38,569	(41,161)	(25)	2,154	-	-

Net cash provided by (used in)	463	19,313	(43,844)	(3,395)	3,112	-	(24,351)
financing activities

Net increase in cash	-	3,126	340	-	(45)	-	3,421

Cash and cash equivalents, beginning of period	-	1,228	1,390	-	100	-	2,718

Cash and cash equivalents, end of period	$-	$4,354	$1,730	$-	$55	$-	$6,139

SUPPLEMENTAL CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
For the Nine Months Ended November 30, 2004
(in thousands)

				Non-
			100%	Wholly
			Owned	Owned
	Holdings	Evergreen	Guarantor	Guarantor	Non		Consolidated
	(Parent)	(Issuer)	Subsidiaries	Subsidiary	Guarantors	Eliminations	Total

Net cash provided by (used in)	$402	$(9,162)	$62,802	$3,318	$(220)	$(1,876)	$55,264
operating activities

Cash flows from investing activities:
Purchases of property, equipment,	-	(98)	(47,038)	-	(1,672)	-	(48,808)
and overhauls
Proceeds from disposal of property	-	-	1,508	-	293	-	1,801
and equipment
Notes receivable from affiliates	-	905	29	602	85	-	1,621
Other assets	-	(3,251)	(1,383)	2	(283)	1,876	(3,039)

Net cash (used in) provided by	-	(2,444)	(46,884)	604	(1,577)	1,876	(48,425)
investing activities

Cash flows from financing activities:
Proceeds from long-term debt	-	222,247	-	-	-	-	222,247
Payments on long-term debt	-	(218,154)	(4,022)	(3,314)	(5)	-	(225,495)
Other financing sources	(402)	11,621	(13,089)	(608)	1,566	-	(912)

Net cash (used in) provided by	(402)	15,714	(17,111)	(3,922)	1,561	-	(4,160)
financing activities

Net (decrease) increase in cash	-	4,108	(1,193)	-	(236)	-	2,679

Cash and cash equivalents, beginning of period	-	1,002	2,723	-	346	-	4,071

Cash and cash equivalents, end of period	$-	$5,110	$1,530	$-	$110	$-	$6,750

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. The risks and uncertainties to which our business is subject include, but are not limited to, those risks and uncertainties included under "Item 1A. Risk Factors" in Part II of this quarterly report. For further information regarding the risks and uncertainties associated with our business, please see the Company's other reports and filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

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

Vintage

        Holdings also owns all of the outstanding common stock of Evergreen Vintage Aircraft, Inc. ("Vintage"). Vintage's assets consist primarily of the 120,000 square foot Evergreen Aviation Museum Building, which is located on approximately 29.7 acres of land near our headquarters in McMinnville, Oregon (the "Evergreen Museum Land"), and approximately 132 acres of other real property located around the Evergreen Museum Land. In addition to show-casing Howard Hughes' Spruce Goose, the Evergreen Aviation Museum Building houses and displays a unique collection of vintage aircraft, most of which are owned by Vintage. Vintage leases the Evergreen Aviation Museum Building to The Captain Michael King Smith Evergreen Aviation Educational Institute, dba Evergreen Aviation Museum, an Oregon non-profit corporation.

Trust Created February 25, 1986

        Aviation also holds a beneficial interest in the Trust Created February 25, 1986 ("Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to 747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft (the "Trust Boeing 747") and three DC-9 aircraft. Aviation holds a 2/3 beneficial interest in the Trust Boeing 747 and all of the beneficial interest in the DC-9 aircraft. The Trust leases these aircraft to Airlines.

Controlling Shareholder and Related Parties

        Mr. Delford M. Smith, our founder and the chairman of our board of directors, owns, either directly or indirectly, 75.1% of the outstanding shares of Holdings common stock, and has control, either directly or indirectly, over 85.1% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company LLC ("Ventures Acquisition Company");
•	Ventures Holding, Inc. ("Ventures Holding");
•	DMS Properties; and
•	Greenpatch Farms.

        From time to time, we engage in transactions with Mr. Smith and the entities owned by, or controlled by, Mr. Smith. See "Note 11 - Related Party Transactions" in Item 1 of this quarterly report.

Hurricane Katrina and Hurricane Rita

         Our Helicopters segment maintains facilities and aircraft in Louisiana and Texas. As of the date of this report, management has completed an initial analysis of potential property damage or disruption to business operations as a result of Hurricane Katrina and Hurricane Rita. Our facilities in Louisiana sustained some storm damage. However, the amount of damages is not considered to be material. Our facilities in Galveston, Texas sustained only immaterial damages. None of our aircraft were damaged as a result of storms.

         We temporarily suspended operations out of our Louisiana and Texas facilities while the storms passed over the areas. However, we resumed operations at the facilities within 24-36 hours without any material disruption in service or operations. Management does not believe that the hurricanes, or their effects upon the surrounding areas and economies, had a material negative impact upon our results of operations or financial condition.

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

         As a result of Holdings entering into the guarantee agreement, we re-evaluated our relationship with Ventures Acquisition Company in accordance with the reconsideration provisions of FIN 46-R. Based upon this evaluation, we determined that, as of November 30, 2005, the Company has a variable interest in Ventures Acquisition Company, a variable interest entity. However, we also determined that the Company is not the primary beneficiary of Ventures Acquisition Company and, accordingly, the Company does not include the results of operations and financial condition of Ventures Acquisition Company in the Company's consolidated financial statements.

        Pursuant to the disclosure requirements of FIN 46-R for variable interest entities, where the Company is not the primary beneficiary, the Company is required to make certain disclosures regarding such variable interest entities. Ventures Acquisition Company is a limited liability company that is solely owned by Mr. Delford M. Smith, the Company's founder and the chairman of its board of directors. Ventures Acquisition Company is engaged in the business of purchasing aircraft and then leasing such aircraft to various subsidiaries of the Company. The Company's involvement with these rental activities began in approximately 1998. As of November 30, 2005, Ventures Acquisition Company reported unaudited total assets of approximately $86.2 million. Although the maximum exposure to loss as a result of the Company's involvement with Ventures Acquisition Company is $29.9 million as of November 30, 2005, the approximate loan to market value of those aircraft in Ventures Acquisition Company is only approximately 60.8%, based on an independent appraisal. The Company's recourse related to such exposure is limited to the amount of actual losses paid by the Company.

        As a result of the VAC Boeing 747 Aircraft transaction, the Company also evaluated its accounting related to loan guarantees. In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees was issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As of November 30, 2005, the fair value of guarantees the Company issued was not material.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005
AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2004

        The following table sets forth the results of operations with respect to our consolidated reportable segments for the three months ended November 30, 2005 and November 30, 2004.

	Three Months Ended November 30,

(in millions - UNAUDITED)	2005	2004	Change

Operating revenues:
Flight revenue	$167.6	$112.4	$55.2
Sales of aircraft, parts and other property and equipment	3.3	1.9	1.4
Sales of aircraft to affiliates	2.2	-	2.2
Ground handling and logistics services revenue	29.3	27.1	2.2
Support services and other revenue	18.6	13.2	5.4

Total operating revenues	221.0	154.6	66.4

Operating expenses:
Flight costs	25.0	19.8	5.2
Fuel	65.4	35.6	29.8
Maintenance	19.4	19.3	0.1
Aircraft and equipment	15.1	12.7	2.4
Cost of sales of aircraft, parts, and other property and equipment	2.4	1.0	1.4
Cost of sales of aircraft to affiliates	2.2	-	2.2
Cost of ground handling and logistics services	24.7	24.5	0.2
Cost of support services and other support costs	22.5	16.1	6.4
Selling, general, and administrative expenses	17.1	15.4	1.7

Total operating expenses	193.8	144.4	49.4

Income from operations	27.2	10.2	17.0

Non-operating income (expense):
Interest expense	(8.8)	(9.1)	0.3
Other non-operating income, net	0.2	-	0.2

Income before minority interest and income taxes	18.6	1.1	17.5

Minority interest	(0.4)	(0.3)	(0.1)

Income before income taxes	18.2	0.8	17.4

Income tax expense	(7.6)	(0.7)	(6.9)

Net income	$10.6	$0.1	$10.5

Operating Revenue

        Total operating revenues for the three months ended November 30, 2005 were $221.0 million, which was a $66.4 million, or 42.9%, increase from total operating revenues of $154.6 million for the three months ended November 30, 2004.

        Flight Revenue — Flight revenue accounted for $167.6 million, or approximately 75.8%, of our total operating revenue during the three months ended November 30, 2005. Compared to the three months ended November 30, 2004, we experienced a $55.2 million, or 49.1%, increase in our flight revenue.

• Airlines — During the three months ended November 30, 2005, Airlines generated $146.8 million of flight revenue, as compared to $104.1 million during the three months ended November 30, 2004, resulting in a $42.7 million increase. The increase was attributable to increased revenues from both USAF Air Mobility Command contracts and commercial flight activity.

USAF Air Mobility Command Contracts — Flight revenue earned by Airlines under USAF Air Mobility Command contracts increased by $23.9 million during the three months ended November 30, 2005, as compared to the three months ended November 30, 2004. Approximately $6.0 million of the increase is attributable to increased flight activity during the current fiscal year. The remaining $17.9 million increase is primarily attributable to increases in contract rates for pegged fuel price adjustments. The increased revenues from fuel price adjustments are offset by increased costs in our fuel expense. See "Fuel - Airlines" below.

Commercial Contracts — During the three months ended November 30, 2005, flight revenue from our commercial customers increased by $18.8 million, as compared to the three months ended November 30, 2004. Approximately $9.1 million of the increase was attributable to increased flight activity in our Boeing 747 fleet for commercial flights out of Asia, while the remaining $9.7 million increase was attributable to higher contract rates. The increase in contract rates was attributable to i) higher negotiated rates on new and renewing contracts and ii) increases in contract rates for pegged fuel price adjustments. The increased revenues from fuel price adjustments are offset by increased costs in our fuel expense. See "Fuel - Airlines" below.

• Helicopters — During the three months ended November 30, 2005, Helicopters generated $20.8 million of flight revenue, as compared to $8.3 million during the three months ended November 30, 2004, resulting in a $12.5 million increase in revenue. Of the increase, $7.8 million was attributable to revenue from hurricane relief operations. New service contracts with the United Nations and additional long-term contracts with the United States Navy also increased revenue by $3.4 million. The remaining increase of $1.3 million was attributable to an increase in contracts for heavy construction and air-lift services.

        Sales of Aircraft, Parts, and Other Property and Equipment — Revenue from sales of aircraft, parts, and other property and equipment was $3.3 million during the three months ended November 30, 2005, as compared to $1.9 million during the three months ended November 30, 2004, resulting in a $1.4 million, or 73.7%, increase in sales revenue.

• Airlines —Sales revenue in our Airlines segment increased by $1.2 million, primarily due to the sale of four Pratt & Whitney Model JT8D engines during the three months ended November 30, 2005.

• EASL —Sales revenue in our EASL segment decreased by approximately $0.3 million, primarily due to a lower volume of aircraft part-out sales during the three months ended November 30, 2005.

• Agriculture —A $0.5 million increase in sales of other assets in our Agriculture segment was primarily due to the sale of a parcel of land during the three months ended November 30, 2005, as compared to the three months ended November 30, 2004.

        Sales of Aircraft to Affiliates —Revenue from sales of aircraft to affiliates was $2.2 million during the three months ended November 30, 2005, as compared to $0 in sales during the three months ended November 30, 2004. During the three months ended November 30, 2005, EASL sold a Aerospatiale Model SA330J helicopter (the "Aerospatiale Aircraft") to Ventures Acquisition Company for $2.2 million, with a corresponding cost of sales of $2.2 million. Thus, EASL did not recognize any profit from the sale. See "Operating Expenses - Cost of Sales of Aircraft to Affiliates" below. Ventures Acquisition Company leases the Aerospatiale Aircraft to our Helicopters segment under a three-year lease agreement.

        Ground Handling and Logistics Services Revenue — Our EAGLE segment generated $29.3 million of revenue from ground handling and logistics services during the three months ended November 30, 2005, as compared $27.1 million of revenue during the three months ended November 30, 2004, resulting in a $2.2 million, or 8.1%, increase in revenue.

United States Postal Service. Approximately $2.0 million of the increase is attributable to an increase in volume of services provided by EAGLE under its shared network contract with the U.S. Postal Service.

Commercial Customers. An increase in volume of services provided by EAGLE to its domestic and international commercial customers accounted for the remaining $0.2 million increase in revenue.

        Support Services and Other Revenue — Support services and other revenue was $18.6 million during the three months ended November 30, 2005, as compared to $13.2 million during the three months ended November 30, 2004, resulting in a
$5.4 million, or 40.9%, increase in revenue.

• Air Center — An increase in the level of heavy aircraft maintenance and line maintenance services provided by the Air Center to third parties resulted in a $1.7 million increase in support services revenue.

• Airlines —An increase in the volume of air and ground transportation logistics services provided to third parties by a division of our Airlines segment resulted in a $3.6 million increase in support services revenue.

• Other —Revenue from support services provided to third parties by our Helicopters and EASL segments increased by approximately $0.6 million. However, decreased sales of nursery plants (particularly in areas affected by Hurricanes Katrina and Rita) resulted in a $0.5 million reduction of revenue in our Agriculture segment.

Operating Expenses

        Total operating expenses during the three months ended November 30, 2005 were $193.4 million, which was a
$49.0 million, or 33.9%, increase from $144.4 million of expense during the three months ended November 30, 2004.

        Flight Costs — Flight costs were $25.0 million during the three months ended November 30, 2005, as compared to
$19.8 million of expense during the three months ended November 30, 2004, resulting in a $5.2 million, or 26.3% increase in expense.

• Airlines — Flight costs for Airlines increased by $4.0 million, primarily as a result of (i) a $1.7 million increase in commissions paid on USAF Air Mobility Command contracts and (ii) a $2.3 million increase in crew costs and overfly charges that resulted from an increase in the number of crews required to operate the two VAC Boeing 747 Aircraft that were added to Airlines' fleet. See "Lease Transactions" in "Note 11 - Related Party Transactions" in Item 1 of this quarterly report.

• Helicopters — Flight costs for Helicopters increased by $1.2 million, primarily due to the additional flight crew costs, training costs, and travel expenses associated with an increase in the number of helicopter contracts for the current fiscal year, as compared to the prior fiscal year.

        Fuel — Fuel expense was $65.4 million during the three months ended November 30, 2005, as compared to
$35.6 million of expense during the three months ended November 30, 2004, resulting in a $29.8 million, or 83.7%, increase in fuel expense.

• Airlines — Airlines' fuel expense increased by $29.1 million. Approximately $25.3 million of the increase in fuel expense was attributable to sharply rising prices for aviation fuel within the commercial flight sector. An additional $3.8 million increase in fuel expense was attributable to an increase in the number of block hours flown by our aircraft under USAF Air Mobility Command and commercial contracts.

• Helicopters — A $0.7 million increase in Helicopters' fuel expense was primarily attributable to the increase in helicopter flight hours which resulted from corresponding increases in helicopter services contracts for the current fiscal year, as compared to the prior fiscal year.

        Maintenance — Aircraft maintenance expense was $19.4 million during the three months ended November 30, 2005, as compared to $19.3 million of expense during the three months ended November 30, 2004, resulting in a $0.1 million, or 0.5%, increase in expense.

• Airlines — Maintenance expenses for our Airlines segment decreased by approximately $0.8 million. The decrease was primarily attributable to i) $2.5 million of expense incurred in the prior fiscal year in connection with the return of two leased DC-9 aircraft and ii) a $0.6 million decrease in maintenance expense due to decreased DC-9 aircraft flight activity during the current fiscal year. These decreases were partially offset by an approximate $2.3 million increase in maintenance expense for our Boeing 747 fleet due to increased utilization during the current fiscal year.

• Helicopters — Maintenance expense for Helicopters' aircraft increased by approximately $0.9 million. The increase in maintenance was primarily attributable to the increased flight activity which resulted from corresponding increases in helicopter services contracts for the current fiscal year, as compared to the prior fiscal year.

        Aircraft and Equipment Expense — Aircraft and equipment expense was $15.1 million during the three months ended November 30, 2005, as compared to $12.7 million of expense during the three months ended November 30, 2004, resulting in a $2.4 million, or 18.9%, increase in expense.

• Airlines — Aircraft and equipment expense for our Airlines segment increased by $0.4 million during the three months ended November 30, 2005, as compared to the three months ended November 30, 2004. The increase in expense was primarily attributable to: i) a $2.1 million increase in rental expense due to the new aircraft leases for the two VAC Boeing 747 Aircraft (see "Lease Transactions" in "Note 11 - Related Party Transactions" in Item 1 of this quarterly report), as partially offset by a decrease in leased engine expense, and ii) a $0.2 million increase in depreciation expense. These increases in expense were partially offset by i) a $1.2 million decrease in rental expense due to the return of two leased DC-9 aircraft in the prior fiscal year and ii) a $0.7 million decrease in expense that was attributable to impairment charges recognized in the prior fiscal year in connection with the return of the two leased DC-9 aircraft.

• Helicopters — A $2.0 million increase in aircraft and equipment expense for our Helicopters segment was primarily attributable to an increase in helicopter lease expenses. During the current fiscal year, Helicopters has increased the number of aircraft in its leased aircraft fleet in order to service its long-term commercial contracts. Most of these aircraft are being leased for three-year terms.

        Cost of Sales of Aircraft, Parts, and Other Property and Equipment — Cost of sales of aircraft, parts, and other property and equipment was $2.4 million during the three months ended November 30, 2005, as compared to $1.0 million of expense during the three months ended November 30, 2004, resulting in a $1.4 million, or 140.0%, increase in cost of sales.

• Airlines — Approximately $1.8 million of the increase in cost of sales was attributable to the sales of four Pratt & Whitney Model JT8D engines by our Airlines segment. See "Operating Revenue - Sales of Aircraft, Parts, and Other Property and Equipment" above.

• EASL — EASL's cost of sales decreased by approximately $0.5 million, primarily due to a lower volume of aircraft part-out sales during the current fiscal year.

• Agriculture — Agriculture's cost of sales of assets increased by $0.1 million due to increased sales of land during the three months ended November 30, 2005.

        Cost of Sales of Aircraft to Affiliates — During the three months ended November 30, 2005, EASL sold an Aerospatiale Model SA330J helicopter to Ventures Acquisition Company for $2.2 million, with a corresponding cost of sales of $2.2 million. Thus, EASL did not recognize any profit from the sale of the aircraft. See "Operating Revenue - Sales of Aircraft to Affiliates" above. During the three months ended November 30, 2004, we did not have any sales of aircraft to affiliates.

        Cost of Ground Handling and Logistics Services — Cost of ground handling and logistics services was $24.7 million during the three months ended November 30, 2005, as compared to $24.5 million of expense during the three months ended November 30, 2004, resulting in a $0.2 million, or 0.8%, increase in expense. The increase was primarily attributable to increases in labor and equipment expense due to an increased volume of services provided by EAGLE to its customers.

        Cost of Support Services and Other Support Costs — Cost of support services and other revenue was $22.5 million during the three months ended November 30, 2005, as compared to $16.1 million of expense during the three months ended November 30, 2004, resulting in a $6.4 million, or 39.8%, increase in support costs. Support costs increased in the following areas:

• Airlines — approximately $0.3 million of the increase was attributable to increased landing fees and ground handling expenses, while an additional $3.3 million was attributable to increased costs associated with the increased volume of air and ground transportation logistics services provided to third parties by a division of our Airlines segment;

• Air Center — approximately $2.4 million of the increase was attributable to increased support costs for providing heavy aircraft maintenance and line maintenance services; and

• Helicopters — approximately $0.4 million of the increase was attributable to support costs for the provision of non-flight helicopter support services.

        Selling, General, and Administrative — Total selling, general, and administrative expense during the three months ended November 30, 2005 was $17.1 million, as compared to $15.4 million of expense during the three months ended November 30, 2004, resulting in a $1.7 million, or 11.0% increase in expense. The increase was primarily attributable to increases in payroll, travel, legal and consulting services, and supplies.

Interest Expense

         Interest expense during the three months ended November 30, 2005 was $8.8 million, which was a $0.3 million, or 3.3%, decrease from $9.1 million of interest expense during the three months ended November 30, 2004. A decrease in interest expense due to reductions of our outstanding debt balances was partially offset by an increase in interest expense due to higher interest rates being charged by our lenders.

Decrease in Expense. Reductions of our outstanding debt balances during the current fiscal year resulted in a $0.9 million decrease in interest expense during the three months ended November 30, 2005, as compared to the three months ended November 30, 2004.

Increase in Expense. Higher interest rates charged by our lenders resulted in an approximate $0.6 million increase in interest expense during the three months ended November 30, 2005, as compared to the three months ended November 30, 2004.

Other Non-Operating Expense and Income

        During the three months ended November 30, 2005, we recognized $0.2 million of other non-operating income, which was a $0.2 million increase in income from $0 of other non-operating income during the three months ended November 30, 2004. The increase was primarily attributable to foreign currency exchange gains recognized in the current fiscal year.

Income Tax Expense

        Our income tax expense for the three months ended November 30, 2005 was $7.6 million, as compared to an income tax expense of $0.7 million for the three months ended November 30, 2004, resulting in a $6.9 million increase in expense. The increase in income tax expense was attributable to a $17.4 million increase in pre-tax income for the three months ended November 30, 2005, as compared to the three months ended November 30, 2004. The income tax expense for the three months ended November 30, 2005, and the income tax expense for the three months ended November 30, 2004 were both computed at the statutory rate of 34.0% for federal tax and a blended rate of approximately 4.13% for state taxes.

        The following table sets forth the calculation of our income tax benefit (expense) for the three months ended November 30, 2005 and November 30, 2004:

	Three Months Ended
	November 30,

(in thousands)	2005	2004

Income before income taxes	$18,205	$835

Combined federal and state tax rates	38.13%	38.13%

"Expected" income tax expense	(6,942)	(318)

Other adjustments	(657)	(419)

Income tax expense	$(7,599)	$(737)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005
AS COMPARED TO THE NINE MONTHS ENDED NOVEMBER 30, 2004

        The following table sets forth the results of operations with respect to our consolidated reportable segments for the nine months ended November 30, 2005 and November 30, 2004.

	Nine Months Ended November 30,

(in millions - UNAUDITED)	2005	2004	Change

Operating revenues:
Flight revenue	$415.9	$302.1	$113.8
Sales of aircraft, parts and other property and equipment	13.0	6.5	6.5
Sales of aircraft to affiliates	11.6	2.7	8.9
Ground handling and logistics services revenue	88.9	81.6	7.3
Support services and other revenue	48.3	33.5	14.8

Total operating revenues	577.7	426.4	151.3

Operating expenses:
Flight costs	68.0	55.7	12.3
Fuel	148.4	90.0	58.4
Maintenance	56.3	55.3	1.0
Aircraft and equipment	41.3	37.0	4.3
Cost of sales of aircraft, parts, and other property and equipment	6.8	2.4	4.4
Cost of sales of aircraft to affiliates	11.6	2.7	8.9
Cost of ground handling and logistics services	74.7	72.2	2.5
Cost of support services and other support costs	57.4	37.5	19.9
Selling, general, and administrative expenses	52.3	47.5	4.8

Total operating expenses	516.8	400.3	116.5

Income from operations	60.9	26.1	34.8

Non-operating income (expense):
Interest expense	(26.8)	(26.8)	-
Other non-operating income (expense), net	17.2	(3.5)	20.7

Income (loss) before minority interest and income taxes	51.3	(4.2)	55.5

Minority interest	(1.1)	(0.9)	(0.2)

Income (loss) before income taxes	50.2	(5.1)	55.3

Income tax (expense) benefit	(20.3)	0.9	(21.2)

Net income (loss)	$29.9	$(4.2)	$34.1

Operating Revenue

        Total operating revenues for the nine months ended November 30, 2005 were $577.7 million, which was a
$151.3 million, or 35.5%, increase from total operating revenues of $426.4 million for the nine months ended November 30, 2004.

        Flight Revenue — Flight revenue accounted for $415.9 million, or approximately 72.0%, of our total operating revenue during the nine months ended November 30, 2005. Compared to the nine months ended November 30, 2004, we experienced a $113.8 million, or 37.7%, increase in our flight revenue.

• Airlines — During the nine months ended November 30, 2005, Airlines generated $364.0 million of flight revenue, as compared to $271.8 million during the nine months ended November 30, 2004, resulting in a $92.2 million increase. The increase was attributable to increased revenues from both USAF Air Mobility Command contracts and commercial flight activity.

USAF Air Mobility Command Contracts — Flight revenue earned by Airlines under USAF Air Mobility Command contracts increased by $55.9 million during the nine months ended November 30, 2005, as compared to the nine months ended November 30, 2004. Approximately $22.3 million of the increase was due to increased utilization of commercial aircraft by the USAF Air Mobility for movements of cargo into Iraq and other military locations. The remaining $33.6 million increase is primarily attributable to an increase in contract rates for pegged fuel price adjustments. The increased revenues from fuel price adjustments are offset by increased costs in our fuel expense. See "Fuel - Airlines" below.

Commercial Contracts — During the three months ended November 30, 2005, flight revenue from our commercial customers increased by $36.3 million as compared to the nine months ended November 30, 2004. Approximately $13.8 million of the increase was attributable to increased flight activity in our Boeing 747 fleet for commercial flights out of Asia, while the remaining $22.5 million increase was attributable to higher contract rates. The increase in contract rates was attributable to both higher negotiated rates on new and renewing contracts, and increases in contract rates for pegged fuel price adjustments. The increased revenues from fuel price adjustments are offset by increased costs in our fuel expense. See "Fuel - Airlines" below.

• Helicopters — During the nine months ended November 30, 2005, Helicopters generated $51.9 million of flight revenue, as compared to $30.3 million during the nine months ended November 30, 2004, resulting in a $21.6 million increase in revenue. Of the increase, $12.0 million was attributable to new service contracts with the United Nations and additional long-term contracts with the United States Navy. Revenue from hurricane relief operations accounted for a $7.8 million increase in flight revenue. The remaining increase of $1.8 million was attributable to an increase in contracts for heavy construction and air-lift services.

        Sales of Aircraft, Parts, and Other Property and Equipment — Revenue from sales of aircraft, parts, and other property and equipment was $13.0 million during the nine months ended November 30, 2005, as compared to $6.5 million during the nine months ended November 30, 2004, resulting in a $6.5 million, or 100.0%, increase in sales revenue.

• Airlines —Revenue from sales of engines and aircraft parts increased by approximately $1.0 million, primarily due to the sale of four Pratt & Whitney Model JT8D engines during the three months ended November 30, 2005.

• Helicopters — Approximately $2.8 million of the increase in sales revenue was attributable to various aircraft sales (which included a Lockheed Model C130E fixed-wing aircraft and a Bell Model 206L-III rotor-wing aircraft) to third party purchasers during the nine months ended November 30, 2005.

• Air Center — Approximately $1.5 million of the increase in sales revenue was attributable to increased sales of aircraft hulls, engines, and engine parts in our Air Center segment.

• EASL —An approximate $0.7 million increase in sales revenue was primarily attributable to an overall increase in aircraft part-out sales during the current fiscal year.

• Agriculture —A $0.5 million increase in sales of other assets in our Agriculture segment was primarily due to the sale of a parcel of land during the nine months ended November 30, 2005, as compared to the nine months ended November 30, 2004.

        Sales of Aircraft to Affiliates — Revenue from sales of aircraft to affiliates was $11.6 million during the nine months ended November 30, 2005, as compared to $2.7 million during the nine months ended November 30, 2004, resulting in an $8.9 million, or 329.6%, increase in sales revenue. The $8.9 million increase in sales revenue was attributable to the following sales by our EASL segment to Ventures Acquisition Company during the nine months ended November 30, 2005:

•	sales of three Aerospatiale Model SA 330J rotor-wing aircraft (the "Puma Aircraft") for an aggregate sales of $6.8 million; and

•	the sale of a Sikorsky CH-54 rotor-wing aircraft (the "Sikorsky CH-54 Aircraft") for an aggregate sales price of $2.1 million.

        In addition, during each of the nine-month periods ended November 30, 2005 and November 30, 2004, EASL sold a Learjet Model 35A aircraft to Ventures Acquisition Company for $2.7 million per aircraft.

        Because the sales prices of the Puma Aircraft, the Sikorsky CH-54 Aircraft, and the Learjet aircraft were the same as EASL's inventory costs for the aircraft, EASL did not recognize any profit from these sales. See "Note 11 - Related Party Transactions - Sale and Lease of Aircraft" under Item 1 in Part I of this quarterly report.

        Ventures Acquisition Company leases all of these aircraft to our Helicopters segment under three-year lease agreements. See "Note 11 - Related Party Transactions - Sale and Lease of Aircraft" under Item 1 in Part I of this quarterly report.

        Ground Handling and Logistics Services Revenue — Our EAGLE segment generated $88.9 million of revenue from ground handling and logistics services during the nine months ended November 30, 2005, as compared $81.6 million during the nine months ended November 30, 2004, resulting in a $7.3 million, or 9.0%, increase in revenue.

Commercial Customers. An increase in volume of services provided by EAGLE to its domestic and international commercial customers accounted for the $8.3 million increase in EAGLE's revenues from commercial contracts. Approximately $8.0 million of that increase was attributable to an expansion in the volume of ground handling and logistics services provided by EAGLE to British Airways.

United States Postal Service. EAGLE's revenue from contracts with the U.S. Postal Service decreased by approximately $1.0 million. The decrease was primarily attributable to a $2.3 million reduction in volume of services provided under the U.S. Postal Service's Hub and Spoke Program ("HASP"), as partially offset by a
$1.3 million increase in volume of ground handling services provided at the U.S. Postal Service's air terminal locations.

        Support Services and Other Revenue — Support services and other revenue was $48.3 million during the nine months ended November 30, 2005, as compared to $33.4 million during the nine months ended November 30, 2004, resulting in a
$14.8 million, or 44.2%, increase in revenue.

• Air Center — An increase in the level of heavy aircraft maintenance, line maintenance services, and aircraft storage services provided by the Air Center to third parties resulted in a $8.9 million increase in support services revenue.

• Airlines —An increase in the volume of air and ground transportation logistics services provided to third parties by a division of our Airlines segment resulted in a $5.3 million increase in support services revenue.

• Helicopters —An increase in the volume of non-flight helicopter support services provided to third parties by our Helicopters segment resulted in a $0.9 million increase in support services revenue.

• Agriculture —A $0.5 million decrease in revenue from sales of nursery plants was partially offset by an approximate $0.2 million increase in revenue from sales of wheat, straw, and grass seed.

Operating Expenses

        Total operating expenses during the nine months ended November 30, 2005 were $516.4 million, which was a $116.1 million, or 29.0%, increase from $400.3 million of expense during the nine months ended November 30, 2004.

        Flight Costs — Flight costs were $68.0 million during the nine months ended November 30, 2005, as compared to $55.7 million of expense during the nine months ended November 30, 2004, resulting in a $12.3 million, or 22.1% increase in expense.

• Airlines — Flight costs for Airlines increased by $9.3 million, primarily as a result of increased commissions paid on USAF Air Mobility Command and commercial contracts.

Increases in Expense. The increased flight activity for USAF Air Mobility Command and commercial contracts resulted in a $6.4 million increase in the amount of commissions that Airlines paid on those contracts. Also, with the increased flight activity, crew costs and overfly charges increased by approximately $3.9 million.

Decreases in Expense. The completion of a DHL air freight services contract during the prior fiscal year resulted in current fiscal year reductions in DC-9 crew costs by approximately $1.0 million.

• Helicopters — Flight costs for Helicopters increased by $3.0 million, primarily due to the additional flight crew costs, training costs, and travel expenses associated with an increase in the number of helicopter contracts for the current fiscal year, as compared to the prior fiscal year.

        Fuel — Fuel expense was $148.4 million during the nine months ended November 30, 2005, as compared to $90.0 million of expense during the nine months ended November 30, 2004, resulting in a $58.4 million, or 64.9%, increase in fuel expense.

• Airlines — Airlines' fuel expense increased by $58.6 million. Approximately $47.6 million of the increase in fuel expense was attributable to sharply rising prices for aviation fuel within the commercial flight sector. Another
$11.0 million increase in fuel expense was attributable to an increase in the number of block hours flown by our aircraft for USAF Air Mobility Command and commercial contracts.

• Helicopters —Helicopters' fuel expense decreased by approximately $0.2 million. The decrease was primarily attributable to i) our customers assuming direct responsibility for the purchase of aviation fuel and ii) the classification of the cost of certain fuel sales by Helicopters to the line item "Cost of support services and other costs."

        Maintenance — Aircraft maintenance expense was $56.3 million during the nine months ended November 30, 2005, as compared to $55.3 million of expense during the nine months ended November 30, 2004, resulting in a $1.0 million, or 1.8%, increase in expense.

• Airlines — Maintenance expenses for our Airlines segment decreased by approximately $1.3 million. The decrease was primarily attributable to i) $2.5 million of expense incurred in the prior fiscal year in connection with the return of two leased DC-9 aircraft and ii) a $2.2 million decrease in maintenance expense due to decreased DC-9 aircraft flight activity during the current fiscal year. These decreases were partially offset by an approximate $3.4 million increase in maintenance expense for our Boeing 747 fleet due to increased utilization during the current fiscal year.

• Helicopters — Maintenance expense for Helicopters' aircraft increased by approximately $2.3 million. The increase in maintenance was primarily attributable the increased flight activity which resulted from corresponding increases in helicopter services contracts for the current fiscal year, as compared to the prior fiscal year.

        Aircraft and Equipment Expense — Aircraft and equipment expense was $41.3 million during the nine months ended November 30, 2005, as compared to $37.0 million of expense during the nine months ended November 30, 2004, resulting in a $4.3 million, or 11.6%, increase in expense.

• Airlines — Aircraft and equipment expense for our Airlines segment decreased by $1.0 million during the nine months ended November 30, 2005, as compared to the nine months ended November 30, 2004.

Decreases in Expense. The following factors contributed to the decrease in maintenance expense for our Airlines' segment: i) a $0.5 million reduction in aircraft insurance costs, ii) a $2.4 million reduction in engine rental expense as we began utilizing owned engines instead of leased engines, iii) a $1.1 million reduction in aircraft lease expense attributable to the expiration of a DC-9 aircraft lease. In addition, approximately $1.3 million of the reduction in current fiscal year expense was attributable to DC-9 aircraft impairment charges that we recognized in the prior fiscal year.

Increases in Expense. These reductions were partially offset by i) a $3.7 million increase in aircraft lease expense that was primarily attributable to the addition of the VAC Boeing 747 Aircraft to our leased aircraft fleet (see "Lease Transactions" in "Note 11 - Related Party Transactions" in Item 1 of this quarterly report) and ii) a $0.6 million increase in depreciation expense.

• Helicopters — A $5.3 million increase in aircraft and equipment expense for our Helicopters segment was primarily attributable to an increase in helicopter lease expenses. During the current fiscal year, Helicopters has increased the number of aircraft in its leased aircraft fleet in order to service its long-term commercial contracts. Most of these aircraft are being leased for three-year terms.

        Cost of Sales of Aircraft, Parts, and Other Property and Equipment — Cost of sales of aircraft, parts, and other property and equipment was $6.8 million during the nine months ended November 30, 2005, as compared to $2.4 million of expense during the nine months ended November 30, 2004, resulting in a $4.4 million, or 183.3%, increase in cost of sales.

• Airlines — Cost of sales in our Airlines segment increased by approximately $1.9 million, primarily due to sales of four Pratt & Whitney JT8D engines during the current fiscal year. See "Operating Revenue - Sales of Aircraft, Parts, and Other Property and Equipment" above.

• Helicopters — Cost of sales in our Helicopters segment increased by approximately $1.7 million due to current fiscal year sales of aircraft and parts, which included a Lockheed Model C130E fixed-wing aircraft and a Bell Model 206L-III rotor-wing aircraft.

• Air Center — The Air Center's cost of sales increased by approximately $1.1 million due to increased sales volume of materials and parts to third parties.

• EASL — EASL's cost of sales decreased by approximately $0.4 million, primarily due to lower volume of aircraft part-out sales during the current fiscal year.

• Agriculture — Agriculture's cost of sales of assets increased by $0.1 million due to increased sales of land during the current fiscal year.

        Cost of Sales of Aircraft to Affiliates — Cost of sales of aircraft to affiliates was $11.6 million during the nine months ended November 30, 2005, as compared to $2.7 million during the nine months ended November 30, 2004, resulting in an $8.9 million, or 329.6%, increase in cost of sales.

        The $8.9 million increase in cost of sales was attributable to the sales of the Puma Aircraft and the Sikorsky CH-54 Aircraft by our EASL segment to Ventures Acquisition Company during the current fiscal year. See "Operating Revenue - Sales of Aircraft, Parts, and Other Property and Equipment" above. In addition, during each of the nine-month periods ended November 30, 2005 and November 30, 2004, EASL sold a Learjet Model 35A aircraft to Ventures Acquisition Company for $2.7 million per aircraft.

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

        Cost of Ground Handling and Logistics Services — Cost of ground handling and logistics services was $74.7 million during the nine months ended November 30, 2005, as compared to $72.2 million of expense during the nine months ended November 30, 2004, resulting in a $2.5 million, or 3.5%, increase in expense. The increase was primarily attributable to a $1.6 million increase in labor expense and a $0.9 million increase in equipment expense attributable to expansion of services provided by EAGLE to British Airways and other commercial customers.

        Cost of Support Services and Other Support Costs — Cost of support services and other revenue was $57.4 million during the nine months ended November 30, 2005, as compared to $37.5 million of expense during the nine months ended November 30, 2004, resulting in a $19.9 million, or 53.1%, increase in support costs. Cost of support services increased in the following areas:

• Airlines — approximately $3.3 million of the increase was attributable to increased landing fees and ground handling expenses, while an additional $4.4 million was attributable to increased costs associated with the increased volume of air and ground transportation logistics services provided to third parties by a division of our Airlines segment;

• Air Center — approximately $10.5 million of the increase was attributable to increased support costs for providing heavy aircraft maintenance, line maintenance, and aircraft storage services at the Air Center;

• Helicopters — approximately $1.4 million of the increase was attributable to support costs for the provision of helicopter support services; and

• Agriculture — approximately $0.2 million of the increase was attributable to increased cost of sales for wheat, straw, and grass seed sales, while approximately $0.1 million was due to an increase in crop losses.

        Selling, General, and Administrative — Total selling, general, and administrative expense during the nine months ended November 30, 2005 was $52.3 million, as compared to $47.5 million of expense during the nine months ended November 30, 2004, resulting in a $4.8 million, or 10.1% increase in expense. The increase was primarily attributable to increases in payroll, travel, legal and consulting services, and supplies.

Interest Expense

         Interest expense during each of the nine months ended November 30, 2005 and November 30, 2004 was $26.8 million. During the nine months ended November 30, 2005, as compared to the nine months ended November 30, 2004, higher interest rates charged by our lenders resulted in an increase in interest expense, while reductions in our outstanding debt balances and the receipt of interest income on litigation proceeds decreased our interest expense.

Increase in Expense. Higher interest rates charged by our lenders resulted in a $1.6 million increase in interest expense during the nine months ended November 30, 2005, as compared to the nine months ended November 30, 2004.

Decreases in Expense. Reductions of our outstanding debt balances during the current fiscal year resulted in a $1.1 million decrease in interest expense during the nine months ended November 30, 2005, as compared to the nine months ended November 30, 2004. In addition, during the nine months ended November 30, 2005, our interest expense was reduced by $0.5 million of interest income that we received on breach of contract damages that were awarded to us in the Asiana litigation. See "Gain on Asiana Litigation" in "Note 9 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report.

Other Non-Operating Expense and Income

        During the nine months ended November 30, 2005, we recognized $17.2 million of other non-operating income, which was a $20.7 million increase in income from $3.5 million of other non-operating expense during the nine months ended November 30, 2004.

         Approximately $16.6 million of the increase in non-operating income is attributable to the breach of contract damages which were awarded to us in the Asiana litigation. See "Gain on Asiana Litigation" in "Note 9 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report. An additional $0.3 million of increase in non-operating income was primarily attributable to foreign currency exchange gains recognized in the current fiscal year. In addition, non-operating expenses decreased during the current fiscal year by approximately $3.8 million, primarily due to the loan prepayment penalties, legal fees, and the write-off of unamortized loan acquisition costs which we incurred in the prior fiscal year in conjunction with the full repayment and termination of our previous revolving line of credit.

Income Tax Expense

        Our income tax expense for the nine months ended November 30, 2005 was $20.3 million, as compared to an income tax benefit of $0.9 million for the nine months ended November 30, 2004, resulting in a $21.2 million increase in expense. The increase in income tax expense was attributable to a $55.3 million increase in pre-tax income for the nine months ended November 30, 2005, as compared to the nine months ended November 30, 2004. The income tax expense for the nine months ended November 30, 2005, and the income tax benefit for the nine months ended November 30, 2004 were both computed at the statutory rate of 34.0% for federal tax and a blended rate of approximately 4.13% for state taxes.

        The following table sets forth the calculation of our income tax benefit (expense) for the nine months ended November 30, 2005 and November 30, 2004:

	Nine Months Ended
	November 30,

(in thousands)	2005	2004

Income (loss) before income taxes	$50,190	$(5,149)

Combined federal and state tax rates	38.13%	38.13%

"Expected" income tax (expense) benefit	(19,137)	1,963

Other adjustments	(1,186)	(990)

Income tax (expense) benefit	$(20,323)	$973

LIQUIDITY

         At November 30, 2005, we had cash and cash equivalents of $6.1 million, as compared to cash and cash equivalents of
$2.7 million at February 28, 2005.

Cash Flows from Operating Activities

         During the nine months ended November 30, 2005, we generated $87.1 million of cash from our operating activities, as compared to $55.3 million of cash generated from operating activities during the nine months ended November 30, 2004.

        During the Nine Months Ended November 30, 2005 —Net income of $29.9 million, non-cash depreciation and amortization expenses of $49.9 million, an $18.9 million increase in deferred income taxes, a $9.1 million decrease in inventories, and a $1.3 million increase in accounts payable accounted for most of our positive cash flow from operating activities during the nine months ended November 30, 2005. Of the $29.9 million of positive cash from net income, $16.6 million came from the breach of contract damages that were awarded to us in the Asiana litigation, and an additional $0.5 million came from the interest on that award. See "Gain on Asiana Litigation" in "Note 9 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report.

        Negative cash flows such as i) a $16.9 million increase in outstanding accounts receivable balances, ii) an approximate $1.5 million increase in prepaid assets, iii) a $2.0 million decrease in payables to affiliates, and iv) an approximate $0.5 million increase in receivables from affiliates, reduced the positive cash flow from operations to a net cash flow of $87.1 million.

        During the Nine Months Ended November 30, 2004 —In comparison, during the nine months ended November 30, 2004, non-cash depreciation and amortization expenses of $51.2 million, a $22.6 million increase in accounts payable and accrued liabilities, and a $3.5 million write-off of unamortized loan acquisition costs accounted for most of our positive cash flow from operating activities. Non-cash impairment charges on aircraft, a decrease in prepaid expenses, and payments received on accounts receivable from affiliates also increased cash flow by approximately $3.2 million.

        The positive cash flow from operating activities was partially reduced primarily as a result of i) our $4.2 million net loss for the nine months ended November 30, 2004, ii) an $11.6 million increase in outstanding accounts receivable balances, iii) a $7.2 million increase in inventories, and iii) a $1.2 million increase in deferred income taxes and income taxes payable.

Cash Flows from Investing Activities

         During the nine months ended November 30, 2005, we used $59.4 million of cash for investing activities, as compared to a use of $48.4 million of cash during the nine months ended November 30, 2004.

        During the Nine Months Ended November 30, 2005 — Purchases of aircraft parts and airframes, scheduled overhauls of engines, and upgrades and enhancements for our aircraft resulted in a $66.3 million use of cash for capital expenditures. An increase in deposits on equipment purchases and equipment leases also accounted for an additional $1.0 million use of cash. These uses of cash were partially offset by i) $5.9 million of cash received from the disposal of property and equipment and ii) $2.0 million of cash received as payments on notes receivable from affiliates.

         As of the date of this report, we have agreements to purchase four helicopters. The total commitment for the purchase of these aircraft is $33.3 million, of which $0.6 million in deposits have already been paid. We expect to finance the purchase of these aircraft primarily through third-party or affiliate financing. See "Table of Contractual Obligations" below.

        During the Nine Months Ended November 30, 2004 — Purchases of aircraft parts and airframes, scheduled overhauls of engines, and upgrades and enhancements for our aircraft resulted in a $48.8 million use of cash for capital expenditures. We also used approximately $3.0 million of cash for payment of capitalized loan acquisition costs and other non-fixed assets.

         These uses of cash were slightly offset by i) $1.6 million of payments received on notes receivable from affiliates and ii) $1.8 million of cash received from the disposal of property and equipment during the nine months ended November 30, 2004.

Cash Flows from Financing Activities

         During the nine months ended November 30, 2005, we used $24.3 million of cash in financing activities, as compared to $4.2 million of cash that was provided from financing activities during the nine months ended November 30, 2004.

        During the Nine Months Ended November 30, 2005 —During the nine months ended November 30, 2005, we received approximately $4.5 million of cash proceeds from long-term financing, and used approximately $22.2 million of cash for payments on our Secured Credit Facility and $6.6 million of cash for payments on various equipment purchase notes. Of the $22.2 million of cash used for payments on our Secured Credit Facility, approximately $17.1 million was funded from the $17.2 million award for damages, interest and costs that we received in July 2005 from the Asiana judgment. See "Gain on Asiana Litigation" in "Note 9 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report.

        During the Nine Months Ended November 30, 2004 —In comparison, during the nine months ended November 30, 2004, we received approximately $222.2 million of cash proceeds from long-term financing, and used approximately $225.5 million of cash for payments on previously existing long-term debt obligations. In addition, we also made cash payments of approximately $0.9 million on various other long-term instruments, which consist primarily of equipment purchase notes.

CAPITAL RESOURCES

        At November 30, 2005, our total long-term debt balance was $282.7 million, which was a $24.4 million decrease from our long-term debt balance of $307.1 million at February 28, 2005. At November 30, 2005, our long-term debt was comprised of a $215.0 million outstanding balance on the Indenture Notes, a $57.1 million outstanding balance on the Secured Credit Facility, a $3.3 million outstanding balance on a construction loan, and outstanding balances of approximately $7.3 million on various equipment purchase notes.

Indenture Notes

        The Indenture Notes were issued by Aviation on May 16, 2003, pursuant to an Indenture agreement which was executed by Aviation, as issuer, by Holdings and substantially all of the subsidiaries of Aviation, as guarantors, and by Law Debenture Trust Company of New York, as successor trustee to J.P. Morgan Trust Company, N.A., as successor trustee to Bank One, N.A., as trustee. The Indenture Notes are 12% senior second secured notes and were issued for their face value of $215.0 million.

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

        Interest Rate. The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15th and November 15th of each year. On November 14, 2005, we made the semi-annual payment of accrued interest on the Indenture Notes in the amount of $12.9 million. We funded payment of the accrued interest from our operations. The next semi-annual payment of accrued interest on the Indenture Notes, in the amount of $12.9 million, is due and payable on May 15, 2006. We intend to fund payment of the accrued interest from our operations.

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

        As of November 30, 2005, we were in compliance with these covenants.

        If Aviation or any of its restricted subsidiaries violates any of these covenants and are unable to obtain waivers, we would be in default under the Indenture Notes and the debt could be accelerated.

Secured Credit Facility

        On May 13, 2004, we entered into the Secured Credit Facility with Wells Fargo Foothill, Inc. and CapitalSource Finance LLC, as successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan (as defined herein), (collectively, “the Wells Fargo Lenders”). The Secured Credit Facility is a three-year senior secured credit facility that consists of two loans – a $50.0 million term loan (the "Term Loan") and a $50.0 million revolving loan (the "Revolving Loan"). The Secured Credit Facility is collateralized by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Vintage.

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

        Loan Balance and Availability. As of November 30, 2005, the outstanding principal balance of the Secured Credit Facility was $57.1 million. Taking into consideration the limitations on our ability to obtain additional advances of principal from the Revolving Loan (see “Revolving Loan Advances” above) and the Minimum Availability Requirement (see "Covenant Compliance" below), as of November 30, 2005, our availability under the Secured Credit Facility was $23.5 million.

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

        The following are the required covenant thresholds under the Secured Credit Facility for the twelve-month period ending November 30, 2005:

Consolidated EBITDA Covenant — The covenant requires a consolidated EBITDA in a minimum amount of $100.0 million. As of November 30, 2005, we were in compliance with this covenant.

Airlines EBITDA Covenant — The covenant requires an EBITDA for Airlines in a minimum amount of $85.0 million. As of November 30, 2005, we were in compliance with this covenant.

Fixed Charge Coverage Covenant — The covenant requires a fixed charge coverage in a minimum ratio of 1.05 to 1.00. As of November 30, 2005, we were in compliance with this covenant. For future periods, the fixed charge coverage covenant requires a minimum ratio of 1.10 to 1.00.

        In addition, the amount of capital expenditures that we may make in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility. As of November 30, 2005, we were in compliance with the capital expenditures covenant.

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

         Amendment Number Two to Secured Credit Facility. On June 14, 2005, we entered into an Amendment Number Two and Waiver to Loan and Security Agreement (the "Amendment Number Two") with the Wells Fargo Lenders whereby the Wells Fargo Lenders agreed to waive the Specified Events of Default, and both parties agreed to amend the Secured Credit Facility to allow the Company to maintain only all-risk ground insurance coverage for aircraft that the Company has grounded and taken out of service.

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

          Amendment Number Four to Secured Credit Facility. On November 30, 2005, Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Four to Loan and Security Agreement ("Amendment Number Four") with the Wells Fargo Lenders. The provisions of Amendment Number Four include, but are not limited to, the following amendments and modifications: i) the deletion and replacement of certain definitions utilized in the Secured Credit Facility; ii) the clarification of the business operations of Aviation and its subsidiaries; iii) the addition of certain disclosures and covenants of compliance regarding Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49049 (2001)) (the "USA Patriot Act"); iv) a modification of the Fixed Charge Coverage Ratio (as defined in the Secured Credit Facility) covenant compliance requirement; and v) Aviation agreed to cause the Trust to grant, for the benefit of the Wells Fargo Lenders, a security interest in all of the aircraft owned by the Trust. In addition, Amendment Number Four recognizes CapitalSource Finance LLC as the successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan.

         Release of VAC Stock Pledge.  In connection with the execution of Amendment Number Four, and pursuant to a letter dated December 2, 2005, Wells Fargo Foothill, Inc., in its capacity as administrative agent for the Wells Fargo Lenders, (i) terminated the VAC Stock Pledge, (ii) released and discharged Mr. Smith from all obligations under the VAC Stock Pledge, and (iii) released all liens that had been granted by Mr. Smith under the VAC Stock Pledge.

WCMA Loan Agreement

        On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164 (the “WCMA Loan”) with Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”) for the purpose of obtaining a
$8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.00% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan shall terminate on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full. At November 30, 2005, the outstanding principal balance of the WCMA Loan was $4.5 million.

        An amendment letter from Merrill Lynch, dated May 12, 2004, established certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Secured Credit Facility. The amendment letter established i) a schedule for fixed charge coverage ratios, to be measured on a quarter-end basis, ii) a $75.0 million maximum limit on capital expenditures, of which, at least $10.0 million must be funded from sources other than the Secured Credit Facility, and iii) a minimum EBITDA consolidated that must be achieved by the Company on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See “Capital Resources – Secured Credit Facility” above.

        Covenant Compliance. As of November 30, 2005, we were in compliance with the covenants of the WCMA Loan. See "Capital Resources – Secured Credit Facility" above.

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

        Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. As of September 30, 2005, outstanding principal and accrued interest of the FINOVA Note has been paid in full, and FINOVA's security interest in the aircraft has been released.

Intervest Note

          On December 30, 2004, Vintage entered into a Construction Loan Agreement with Intervest-Mortgage Investment Company ("Intervest") whereby Intervest agreed to loan to Vintage a sum total of $9.0 million for the purpose of financing Vintage's construction of an IMAX theater on the Evergreen Museum Land. The Construction Loan Agreement is further evidenced by a Promissory Note from Vintage to Intervest in the principal sum of $9.0 million (the "Intervest Note"). At November 30, 2005, the outstanding principal balance of the Intervest Note was $3.3 million.

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

         The entire principal balance and any accrued, but unpaid, interest on the Intervest Note was originally scheduled to be due and payable on January 1, 2006. However, on November 22, 2005 and pursuant to the provisions of the Construction Loan Agreement, Vintage elected to extend the maturity date of the Intervest Note to July 1, 2006. Upon exercising its right to extend the maturity date, Vintage paid a loan extension fee to Intervest in the amount of $67,500. Vintage may, at any time, prepay the whole or any part of the Intervest Note without penalty.

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

Junior Lien Granted on Evergreen Museum Land

          On November 30, 2005, Evergreen Aviation Museum entered into a Business Loan Agreement with Sterling Savings Bank ("Sterling Bank"), an affiliate of Intervest, whereby Sterling Bank agreed to loan Evergreen Aviation Museum $500,000 for the purpose of financing the construction of leasehold improvements to Evergreen Aviation Museum's gift shop, which is located in the Evergreen Aviation Museum Building. The Business Loan Agreement is further evidenced by a Promissory Note from the Museum to Sterling Bank in the principal sum of $500,000 (the "Sterling Note"). Funding of the Sterling Note occurred on December 1, 2005.

         The Sterling Note provides for interest to accrue on the outstanding principal balance at an annual rate of 7.39%. Fifty-nine monthly installments of principal and interest, in the amount of $5,915 per installment, are due and payable on the 2nd day of each month, commencing on December 2, 2005, and a final installment of $301,174 will be due and payable on November 2, 2010.

           Because Evergreen Aviation Museum leases the Evergreen Aviation Museum Building from Vintage, and to further induce Sterling Bank to enter into the Business Loan Agreement, Vintage agreed to grant to Sterling Bank, by means of a deed of trust, a security interest in the Evergreen Museum Land and all the buildings and improvements thereon, including the Evergreen Aviation Museum Building. Sterling Bank's security interest in the Evergreen Museum Land and the Evergreen Museum Building is subordinate to the lien held by Intervest (see "Intervest Note" above). However, in the event that Evergreen Aviation Museum defaults on its obligations under the Sterling Note, or if an event of default occurs under the deed of trust, Sterling Bank may exercise any or all of its remedies available under the deed of trust, including foreclosure and sale of the Evergreen Museum Land and the Evergreen Aviation Museum Building.

           As further inducement for Sterling Bank to enter into the Business Loan Agreement, Mr. Smith has guaranteed payment of the amounts due under the Sterling Note and Business Loan Agreement.

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

          The Landsbanki Loan Agreement contains certain restrictions on Holdings' ability to i) effect mergers and other changes of control and ii) enter into transactions with its affiliates. In addition, the Landsbanki Loan Agreement provides that, among other events, a default under either of the leases of the VAC Boeing 747 Aircraft (see "Lease Transactions" in "Note 11 - Related Party Transactions" in Item 1 of this quarterly report) shall constitute a default under the Landsbanki Loan Agreement. As of November 30, 2005, we were in compliance with these covenants and restrictions.

          As Guarantor, Holdings has guaranteed all obligations of Ventures Acquisition Company under the Landsbanki Loan Agreement. Holdings' obligations as Guarantor under the Landsbanki Loan Agreement are absolute and unconditional.

          At November 30, 2005, the outstanding principal balance on the Landsbanki Loan Agreement was $29.9 million.

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

Table of Contractual Obligations

        The following table summarizes our contractual obligations as of November 30, 2005:

Contractual Obligations
(in millions)

Payments Due by End of Fiscal Year

	2006	2007	2008	2009	2010	After 2010	Total

Long-term debt obligations	$6.9	$8.9	$50.7	$1.0	$215.1	$0.1	$282.7
including current maturities
and capital leases
Operating lease obligations (1)	9.4	32.9	18.9	8.6	5.5	5.9	81.2
Purchase obligations (2)	6.9	24.1	8.2	-	-	-	39.2
Other obligations (3)	0.8	3.0	3.0	3.0	3.0	5.2	18.0

Totals	$24.0	$68.9	$80.8	$12.6	$223.6	$11.2	$421.1

(1)	Total operating lease obligations of $81.2 million include $31.4 million of lease obligations to entities owned by, or controlled by Mr. Smith, the Company's controlling shareholder.

(2)	Purchase obligations consist of purchase prices of $7.1 million for one Bell 412EP helicopter and $33.3 million for four Bell AB139 helicopters, less deposits paid of $1.2 million. See "Aircraft Purchase Commitments" in "Note 12 - Contingencies and Commitments" in Item 1 of this quarterly report.

On December 19, 2005, Ventures Acquisition Company, an affiliate of the Company, purchased and took delivery of the Bell 412EP Helicopter. On the same day, Helicopters subsequently took possession of the aircraft under a three-year lease agreement with Ventures Acquisition Company.

Subject to finalization of financing or leasing arrangements, we expect to take delivery of one of the Bell AB139 helicopters during fiscal year 2006, with the remaining three Bell AB139 helicopters to be delivered in fiscal year 2007. In addition, we anticipate that upon taking delivery, we will simultaneously sell and lease back the aircraft under operating lease agreements for lease terms not greater than three years.

(3)	Other obligations consist primarily of the annual salary and bonus to be paid to Mr. Smith pursuant to the Delford M. Smith Employment Agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        As of November 30, 2005, we had fixed rate debt of $217.4 million and variable rate debt of $65.3 million. Based on the outstanding balances at November 30, 2005, each 1% increase or decrease in the interest rate of our variable rate debt would increase or decrease our annual interest expense by approximately $0.6 million. A 1% increase in interest rates would decrease the fair market value of our Indenture Notes by approximately $2.2 million. We have not entered into any obligations for trading purposes.

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

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        As a result of the Company's need to restate its financial statements for the fiscal year ended February 29, 2004, the Company retained a certified public accounting firm (the "Internal Audit Consultants") to provide certain internal audit services to the Company. The Internal Audit Consultants interfaced with the registered independent public accounting firm during both the audit of the Company's financial statements for the fiscal year ended February 28, 2005 and the period covered by this report, and have performed analyses of major accounts included in the Company's financial statements. Although the Company was not able to file its Annual Report on Form 10-K for the fiscal year ended February 28, 2005 on the original due date, the Company believes that initiating the internal audit function has improved the Company's effectiveness in recording, processing, summarizing, and reporting financial information. In addition, the Company believes that the internal audit function, and the account analyses performed at, and for, both the fiscal year ended February 28, 2005 and the period covered by this report, will positively affect the Company's internal control over financial reporting, and will enhance the Company's ability to meet its future reporting requirements in a timely manner.

Changes in Internal Control Over Financial Reporting

         Other than as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        The Company is currently involved in certain legal proceedings as discussed below.

Banc of America

        We are a defendant in Banc of America Securities LLC v. Evergreen International Aviation, Inc. et al., which was filed on May 22, 2003 in the Superior Court of the County of Mecklenburg in the State of North Carolina. Banc of America has alleged claims for breach of contract and quantum meruit, arising out of agreements in which Banc of America agreed to act as our financial agent in exchange for the payment of certain fees. The plaintiff has not yet specified an amount for damages.

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

ITEM 1A.	RISK FACTORS

RISK FACTORS

Risk Factors Relating to the Company

Our financing agreements include financial covenants that impose substantial restrictions on our financial and business operations, and include financial tests that we must meet in order to continue to borrow under such agreements.

        The terms of our debt instruments restrict our ability to, among other things:

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

        Our senior secured credit facility also contains covenants that require us to meet certain financial tests in order to continue to borrow under that facility. If we do not comply with these covenants, our outstanding obligations under these credit facilities could be accelerated and become immediately due and payable. Any such acceleration of these obligations would have a material adverse effect on our results of operations and financial condition.

Our access to additional financing on acceptable terms is limited.

        The terms of our existing financing agreements restrict our ability to incur additional indebtedness except for i) refinancing of certain existing debt agreements and permitted operating leases and ii) certain purchase money indebtedness. These restrictions reduce our flexibility in planning for, or responding to, changing business and economic conditions.

Volatility of aircraft values may affect our ability to obtain financing secured by our aircraft.

        We have historically relied upon the market value of our aircraft as a source of additional capital. However, the market values for used aircraft are volatile and can be negatively affected by excess availability due to factors such as the worsening financial condition of existing airlines. As a result, the value of aircraft reflected on our balance sheet does not necessarily reflect the fair market value or appraised value of these aircraft. Accordingly, if we sell our aircraft or obtain financing secured by our aircraft, we cannot be assured that our aircraft would receive a favorable valuation at such time. A valuation of our aircraft that is less than the amount reflected on our balance sheet could have a material adverse effect on our ability to obtain additional capital.

Our fixed-wing aircraft fleet consists primarily of older aircraft which require more maintenance and repair than newer aircraft, exposing us to the potential risks of higher maintenance costs and loss of revenues during extended periods of maintenance and overhaul.

        Our fleet of fixed-wing aircraft consists of ten owned Boeing 747 aircraft, five owned DC-9 aircraft, and two leased Boeing 747 aircraft. As of November 30, 2005, the average age of our owned and leased aircraft is approximately 32 years. The age of our aircraft increases the likelihood that in the future we will need significant capital resources to repair or replace our aircraft. The age of our aircraft also increases the risk that we may be unable to fulfill our contractual obligations due to decreased utilization of the aircraft.

        Older aircraft tend to have higher maintenance and operational costs than newer aircraft for a number of reasons. Under FAA regulations, older aircraft components, which otherwise would be repairable, must be replaced after a specified number of flight hours or take-off/landing cycles. In addition, older aircraft may need to be refitted with newer technology. Also, our older aircraft tend to be less fuel-efficient than newer aircraft, causing our operating costs to be comparatively higher than for airlines with newer aircraft.

        The incurrence of substantial unexpected maintenance expenses for our aircraft, or the incurrence of significant capital expenditures to replace an aircraft, could have a material adverse effect on our results of operations and financial condition.

We depend upon our Boeing 747 aircraft to generate the majority of our flight revenue.

        In the event that one or more of our Boeing 747 aircraft are out of service for an extended period of time, we may have difficulty in fulfilling our obligations under our existing contracts. In order to mitigate a loss of aircraft capacity, we may have to lease or purchase replacement aircraft or, if necessary, convert an aircraft from passenger to freighter configuration. Because we do not carry business interruption insurance, the loss of revenue resulting from reduced aircraft capacity could have a materially adverse effect on our results of operations and financial condition.

A significant portion of our operations is dependent on the price and availability of aircraft fuel.

        Our operating results are significantly impacted by fluctuations in the price or availability of aircraft fuel. During fiscal years 2005, 2004, and 2003, fuel costs comprised approximately 22.5%, 19.1%, and 20.3%, respectively, of our total operating expenses. During the nine months ended November 30, 2005, fuel costs have represented 28.8% of our operating expenses, and fuel prices have been exceptionally volatile. The cost and availability of fuel are subject to worldwide economic and political factors and events, most of which are beyond our control. The price we pay for fuel varies directly with market conditions. We have no guaranteed long-term sources of supply and we do not regularly enter into hedging arrangements. Even if we were to enter into futures contracts or other hedging arrangements, there can be no assurance that we will be able to control our fuel costs. Also, our older aircraft tend to be less fuel-efficient than newer aircraft, causing our fuel costs to be comparatively higher than for airlines with newer aircraft.

        Although many of our customer contracts contain fuel adjustment clauses which allow us to increase the contract price in relation to increases in fuel prices, our ability to pass on increased fuel costs may be limited by then-existing economic and competitive conditions. If fuel costs continue to increase, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers. In addition, any significant disruption of oil imports could negatively effect the availability of aviation fuel. Continued periods of high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse affect on our results of operations and financial condition.

We are highly leveraged and have substantial liquidity needs in order to service our debt obligations, and we cannot be assured that we will be able to meet those needs from operating cash flows or additional financing.

        As of November 30, 2005, we had $282.7 million of outstanding debt. Our operating cash flow continues to face pressure from high fuel prices, highly competitive contract pricing, slow collection of receivables and servicing of our long-term debt. A substantial portion of our operating cash flow goes toward the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes.

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

        From time to time, we have been in default under our debt agreements. As a result of this and other matters, our audited financial statements have been subject to "going concern" qualifications by our certifying accountants in fiscal years 2003 and 2004. A going concern comment indicates that our auditors are not certain that we will be able to pay our obligations as they come due.

        Because of the various cross-default provisions that are contained in our long-term debt obligations, a failure by us to comply with the covenants of our long-term debt obligations could result in an acceleration of substantially all of our outstanding debt obligations. Due to our historical difficulty in meeting our debt covenants, we may not be able to comply with these covenants in the future or, in instances of non-compliance, that we will be able to obtain waivers of, or amendments to, these covenants. If we do not comply with these covenants or obtain waivers of or amendments to these covenants, the holders of the notes and the lenders under our long-term debt obligations may be able to declare a default and accelerate the indebtedness. If acceleration of our long-term debt obligations were to occur, we cannot be assured that we would be able to obtain alternative financing or that our assets would be sufficient to repay in full our obligations under our debt instruments.

Many of the arrangements with our customers are not long-term contracts. As a result, our revenue streams may be unpredictable.

        We generate a large portion of our revenues from contractual arrangements which either i) have a term of one year or less, ii) are ad hoc arrangements, or iii) are "on call when needed" contracts. Furthermore, the portion of our revenues that we generate from USAF Air Mobility Command is not fixed by contract and is solely dependent on then-existing military requirements.

        With respect to any contractual arrangement that we now have or that we later enter into, there is a risk that our customers may terminate or reduce the level of services requested thereunder. In the past, several of our larger contracts have not been renewed due to reasons unrelated to our performance, such as the financial position of our customers or a decision by our customers to move the services in-house. In addition, some of our contractual arrangements are not in writing, which may allow our customers to cancel the contracts on short notice. Accordingly, we cannot be assured that we will be able to generate future revenues at the same levels as in the past.

A significant portion of our revenue stream is dependent upon our continued ability to provide airfreight services to the USAF Air Mobility Command.

        In fiscal years 2005, 2004 and 2003, the USAF Air Mobility Command was our principal customer, accounting for approximately 48.7%, 57.4%, and 48.2%, respectively, of our consolidated operating revenues and 75.6%, 87.8%, and 73.9%, respectively, of total revenue in our Airlines segment. During the nine-month period ended November 30, 2005, revenue from the USAF Air Mobility Command accounted for 46.2% of our consolidated operating revenues and 72.8% of the total revenue in our Airlines segment. A significant decline in demand by the USAF Air Mobility Command for our airfreight services, or restrictions on our ability to fly into politically unstable regions or areas in which military operations are being conducted, could have a materially adverse effect on our income from operations.

         During January and February of fiscal year 2004, our flight revenues and income from operations were adversely affected by a decrease in USAF Air Mobility Command business. This decrease in business was caused by a decision by the USAF Air Mobility Command to shift away from the use of commercial aircraft in favor of organic military transport aircraft for movements of cargo directly into Iraq. In addition, the FAA continues to prohibit U.S. commercial aircraft from operating in Iraq. We may experience another decline in our flight revenues if the USAF Air Mobility Command decreases its demand for our services.

        We expect that business from the USAF Air Mobility Command will continue to be the primary source of our revenue for the foreseeable future. However, our revenues from the USAF Air Mobility Command are derived from one-year contracts that the customer is not obligated to renew. In addition, the customer can terminate or modify its contract with us for convenience if we fail to perform or if we fail to pass bi-annual inspections. Any such termination could expose us to liability and hinder our ability to compete for future contracts. Even if USAF Air Mobility Command continues to award business to us, we cannot be assured that we will continue to generate the same level of revenues we currently derive from USAF Air Mobility Command business. If our USAF Air Mobility Command business declines significantly, it would have a material adverse effect on our results of operations and financial condition.

We are also dependent upon continued business with the U.S. Postal Service.

        In fiscal years 2005, 2004, and 2003, the U.S. Postal Service accounted for approximately 10.8%, 12.5%, and 18.3%, respectively, of our consolidated operating revenues. During the nine-month period ended November 30, 2005, revenue from the U.S. Postal Service accounted for approximately 8.2% of our consolidated operating revenues. Most of these revenues are derived from ground handling services provided by EAGLE for the U.S. Postal Service at various locations throughout the United States.

        EAGLE's U.S. Postal Service account consists of five separate contracts which range in original duration from one to five years. The largest contract expires in 2006, and may be extended for up to three successive one-year extensions at the sole option of the U.S. Postal Service. We cannot be assured that any of these agreements will remain in effect for their scheduled terms or that they will be renewed upon expiration. Any termination or non-renewal of our U.S. Postal Service contracts, or any significant decline in our revenues from such contracts, could have a material adverse effect on our results of operations and financial condition.

As a U.S. government contractor, we are subject to a number of procurement and other rules and regulations.

        In order to do business with U.S. government agencies, we must comply with, and are affected by, many laws and regulations governing the formation, administration, and performance of U.S. government contracts. These laws and regulations, among other things:

•	require, in some cases, certification and disclosure of all cost and pricing data in connection with contract negotiations;
•	define allowable costs and otherwise limit our right to reimbursement under certain cost-based U.S. government contracts; and
•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

        These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties or the termination of our contracts. In addition, the violation of certain other generally applicable laws and regulations could result in our suspension or termination as a government contractor.

A significant portion of our airfreight revenue is generated from operations in volatile overseas markets that are sensitive to changes in U.S. foreign relations, foreign governments, and foreign economies.

        The commercial air freight industry is highly sensitive to changes in economic and political conditions which affect not only foreign demand for air freight services, but also U.S. demand for foreign products. Any negative change in the economic or political climates of the overseas markets in which we operate could increase our security costs, increase our insurance costs, or reduce our utilization rates. Changes in any of the following areas of risk that could disrupt or adversely affect our operations in overseas markets are:

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

        Many of our missions are conducted under dangerous conditions that could result in damage to our aircraft, or death or injury to our personnel. These conditions include:

•	geopolitical instability in areas through which our flight routes pass, including areas where the United States is conducting military activities;
•	transportation of sensitive military cargo including ordnance, ammunition, and other volatile materials;
•	casualties incidental to services we provide in support of U.S. military activities, particularly in or near countries located in the Middle East; and
•	the threat of terrorist attacks.

Our ability to provide accurate and timely financial statements is subject to the risks posed by any weaknesses in our financial reporting controls which might occur in the future.

        From time to time, our auditors have noted "reportable conditions" and "material weaknesses" with respect to our internal controls over financial reporting. Reportable conditions involve significant deficiencies in the design or operation of a company's financial reporting controls that could adversely affect the company's ability to record, process, summarize and report financial data. In fiscal year 2004, our auditors noted material weaknesses relating to our failure to ensure that i) all transactions were recorded properly and ii) all accounts were reconciled on a consistent and timely basis.

        In May 2004, the Company's principal executive officer and principal financial officer, with the assistance of our then certifying accountants, analyzed the facts and circumstances surrounding the quantity and magnitude of the adjusting journal entries within certain subsidiaries at year end. After reviewing the adjustments and restatement entries and performing an evaluation of the internal controls within our reporting entities we concluded that, as of the end of such period, the Company's controls and procedures required further enhancements to ensure that those disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The enhancements proposed by management to the Company's internal controls included i) the establishment of policies and procedures regarding capitalization and amortization of balances, ii) the establishment of policies and procedures for recording and processing transactions, and iii) the establishment of standards to review journal entries, account balances and financial statements.

        To assist the Company in implementing these required enhancements, the Company hired a certified public accounting firm to provide certain internal audit services to the Company. These internal auditors interfaced with our certifying accountants during both the audit of the Company's financial statements for the fiscal year ended February 28, 2005 and the period covered by this report, and have performed analyses of major accounts included in the Company's financial statements. Although the Company was not able to file its Annual Report on Form 10-K for the fiscal year ended February 28, 2005 on the original due date, the Company believes that initiating the internal audit function has improved the Company's effectiveness in recording, processing, summarizing and reporting financial information.

        We believe that the enhancements implemented by the internal audit function have positively affected both our internal control over financial reporting and our ability to provide accurate and timely financial statements. However, if we fail to properly monitor and enforce these enhancements, or if we fail to make further enhancements as such further enhancements may become necessary, our internal controls over financial reporting may deteriorate, and we may not be able to provide accurate and timely financial statements. As accurate, timely financial statements are required both under the Exchange Act and under our debt arrangements, such a failure could have a material adverse impact on our results of operations and financial condition.

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

        Extensive industry experience and knowledge of our operations is also held by key members of our senior management. The loss of Mr. Smith, or a substantial turnover or loss of our other senior managers, could have a material adverse effect on our results of operations and financial condition.

All of the outstanding shares of Holdings common stock are controlled by two shareholders.

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

        The air transportation services industry is highly competitive, fragmented, and capital intensive. Successful competition in the industry depends on price, quality, safety, and reliability of service. Greater financial resources, newer aircraft, larger facilities, or lower cost structures provide air carriers with financial and operating advantages over their competitors. The ability of certain air carriers to circumvent or renegotiate their contracts during bankruptcy or through non-bankruptcy work-outs may enhance their ability to compete with us.

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

        Many aspects of the air transportation services industry are subject to increasingly stringent laws protecting the environment. Future developments in the area of environmental regulation by the United States and foreign countries could adversely affect operations and increase operating costs in the air transportation services industry. For example, potential future actions that may be taken to limit the emission of greenhouse gases by the aviation sector could significantly impact to the air transportation services industry. Any such developments could have a materially adverse effect upon our results of operations and financial condition.

Insurance coverage and insurance premium costs continue to be volatile since the September 11 terrorist attacks.

        As a result of the September 11 terrorist attacks, the amount of insurance coverage available to commercial air carriers for claims resulting from acts of terrorism, war, or similar events has fluctuated significantly. At the same time, the cost for such coverage, and for aviation insurance in general, has also fluctuated. Future terrorist attacks involving aircraft, or the threat of such attacks, as well as other factors, could result in further volatility in the cost of aviation insurance, and could further reduce the availability of such coverage.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.	OTHER INFORMATION

        None.

ITEM 6.	EXHIBITS

        A list of exhibits that are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description of Document

10.1	*	Amendment Number Four to Loan and Security Agreement dated November 30, 2005, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers.

31.1	*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN HOLDINGS, INC. (Registrant)

Date: January 17, 2006	/s/ Timothy G. Wahlberg Timothy G. Wahlberg Director and President (principal executive officer)

Date: January 17, 2006	/s/ John A. Irwin John A. Irwin Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	*	Amendment Number Four to Loan and Security Agreement dated November 30, 2005, by and between the lenders identified on the signature pages thereof (the "Lenders"), Wells Fargo Foothill, Inc., as the arranger and administrative agent for the Lenders, and Evergreen International Aviation, Inc. and each of its Subsidiaries that are signatories thereto, as Borrowers.

31.1	*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Filed herewith.