Form 10-K
period 2006-02-28
EVERGREEN HOLDINGS INC
filed 2006-05-30
CIK 1263810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of May 25, 2006, all outstanding shares of common stock of the registrant were held by affiliates of the registrant.

As of May 25, 2006, there were 9,554,749 outstanding shares of no par value common stock of the registrant.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements and assumptions with respect to future revenues, income and cash flows, program performance, the outcome of litigation, and planned dispositions of assets are examples of forward-looking statements. Wherever possible, we have identified these forward-looking statements by words such as "anticipates", "believes", "could", "may", "intends", "estimates", "expects", "projects", and similar phrases.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. The risks and uncertainties to which our business is subject include, but are not limited to, those risks and uncertainties set forth under "Risk Factors" in Item 1A of this Annual Report.

Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We assume no obligation to publicly update or revise our forward-looking statements included in this report, whether as a result of new information, future events or otherwise, except as required by law.

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

We provide services to a broad base of long-standing customers, including the United States Air Force Air Mobility Command ("USAF Air Mobility Command"), the United States Postal Service ("U.S. Postal Service"), other government agencies, freight forwarders, domestic and foreign airlines, and industrial manufacturers. We are the largest commercial provider of Boeing 747 wide-body air cargo services to the United States military based on entitlement for the military fiscal year beginning October 1, 2005. Our diversified customer base, our commitment to the United States military, and our ability to deploy aircraft to match changing market conditions give us the agility to provide a broad range of services within different economic sectors.

Holdings and Aviation are both incorporated under the laws of the State of Oregon - Holdings in 1997 and Aviation in 1978, and our corporate headquarters is located in McMinnville, Oregon. Our Internet address is www.evergreenaviation.com. Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings, and is not a part of such filings.

BUSINESS SEGMENTS

We conduct business in six major business segments through our following wholly-owned subsidiaries:

•	Evergreen International Airlines, Inc. ("Airlines")

•	Evergreen Aviation Ground Logistics Enterprise, Inc. ("EAGLE")

•	Evergreen Helicopters, Inc. ("Helicopters")

•	Evergreen Air Center, Inc. ("the Air Center" or "Air Center")

•	Evergreen Aircraft Sales and Leasing Co. ("EASL")

•	Evergreen Agricultural Enterprises, Inc. ("Agriculture")

For financial information about each of our business segments, please see "Note 4 - Business Segments" in Item 8 of this Annual Report.

Airlines

Airlines provides air cargo services for both international and domestic markets with a fleet capacity of 12 Boeing 747 aircraft and five McDonnell Douglas DC-9 ("DC-9") aircraft. Airlines' primary customers include governmental entities and other transportation companies. In fiscal years 2006, 2005 and 2004, the USAF Air Mobility Command was our principal customer, accounting for approximately 47.5%, 48.7% and 57.4%, respectively, of our consolidated operating revenues and 74.4%, 75.6% and 87.8%, respectively, of total revenue in our Airlines segment.

The range of services provided by Airlines includes:

•	providing air cargo transportation services for international and domestic commercial customers

•	carrying express mail, parcels, and letters for the U.S. Postal Service

•	transporting sensitive or hazardous cargo for the USAF Air Mobility Command

Airlines operates international air cargo flights from the United States to Europe and Asia, and from Asia to the United States. During fiscal years 2006, 2005, and 2004, flight revenue from foreign customers (primarily commercial customers in China) accounted for approximately 24.6%, 21.2% and 5.2%, respectively, of total revenue in our Airlines segment.

EAGLE

EAGLE provides full-service aviation ground handling and logistics services at 35 U.S. airports in 25 states. EAGLE's primary customer is the U.S. Postal Service. During fiscal years 2006, 2005, and 2004, revenue from EAGLE's contracts with the U.S. Postal Service represented approximately 54.4%, 56.6%, and 61.2%, respectively, of EAGLE's segment revenues. EAGLE's customer base also includes international airlines such as British Airways and Lufthansa and air cargo carriers such as United Parcel Service and Kittyhawk Airlines.

The range of services provided by EAGLE includes:

•	cargo loading, sorting, deconsolidation, and warehousing

•	aircraft cleaning, fueling, de-icing, snow removal, and pushback

•	ramp and aircraft management, load planning, operations supervision, data reporting, and airport coordination

•	ticket counter services, baggage handling and intra-airport transportation

Helicopters

Helicopters provides helicopter and small fixed-wing aircraft services throughout the world. The broad range of customers served by Helicopters includes the U.S. Forest Service, the U.S. Department of Interior, the U.S. Department of Defense, the United Nations, the World Health Organization, state forestry agencies, and major petroleum and timber companies. Helicopters' diverse fleet of helicopters and small fixed-wing aircraft allows it not only to match the aircraft to the mission, but also to fly missions into remote or otherwise inaccessible locations.

The range of services provided by Helicopters includes:

•	forest fire fighting, aerial spraying, and agricultural services

•	helicopter logging, heavy lift construction, and petroleum support services

•	law enforcement, peacekeeping, and relief support

•	health services, search and rescue, and helicopter skiing

Air Center

The Air Center operates a full-service aircraft maintenance and storage facility in the non-corrosive desert environment near Marana, Arizona. The Air Center serves a broad range of customers which includes NASA and other air transportation companies.

The Air Center is certified by the Federal Aviation Administration ("FAA") as an unlimited Class IV airframe maintenance and repair station. The Class IV rating permits the Air Center to perform maintenance services on large aircraft over 12,500 lbs. In addition, the Air Center holds a number of foreign certifications, including (i) a registration certificate from the International Organization for Standardization (ISO 9002) for aircraft repair and storage, (ii) maintenance certificates from the European Aviation Safety Agency, and (iii) a certificate from the Civil Aviation Authority of China.

The range of services provided by the Air Center includes:

•	aircraft maintenance, repair, and overhaul services on most types of commercial aircraft

•	aircraft storage, airframe heavy maintenance, and component overhaul and repair

•	non-destructive testing, dismantling, and structural modifications

•	fuel sales, line maintenance, and training

EASL

EASL selectively buys, sells, leases, and brokers commercial aircraft, helicopters, and aircraft spare parts. EASL also buys aircraft and engines for part-out and resale. EASL's customer base of over 1,200 accounts includes both domestic and international air transportation companies, helicopter companies, aircraft repair facilities and other subsidiaries of the Company.

Within the Company, EASL supports Airlines and Helicopters by facilitating the acquisition and disposition of aircraft and spare parts. EASL's ability to locate, acquire, and manage various aircraft types and spare parts allows Airlines and Helicopters to transition between missions in a timely and cost-effective manner.

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

OTHER

Aviation also holds an approximate two-thirds beneficial interest in the Trust Created February 25, 1986 ("Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft (the "Trust Boeing 747") and two DC-9 ("DC-9") aircraft and related parts. Aviation holds a two-thirds beneficial interest in the Trust Boeing 747 and all of the beneficial interest in the DC-9 aircraft and related parts. The Trust leases these aircraft to Airlines.

Holdings also owns all of the outstanding common stock of Evergreen Vintage Aircraft, Inc. ("Vintage"). Vintage's assets consist primarily of (i) the 120,000 square foot Evergreen Aviation Museum Building and the 58,000 Evergreen IMAX Theater that is currently under construction, which are both located on approximately 29.7 acres of land near our headquarters in McMinnville, Oregon (the "Evergreen Museum Land"), and (ii) approximately 132 acres of other real property located around the Evergreen Museum Land. In addition to show-casing Howard Hughes' Spruce Goose, the Evergreen Aviation Museum Building houses and displays a unique collection of vintage aircraft, most of which are owned by Vintage. Vintage leases the Evergreen Aviation Museum Building and Evergreen Museum Land to The Captain Michael King Smith Evergreen Aviation Educational Institute, an Oregon non-profit corporation.

Controlling Shareholder and Related Parties

Mr. Delford M. Smith, our founder and the chairman of our board of directors, owns, either directly or indirectly, 79.1% of the outstanding shares of Holdings common stock, and has control, either directly or indirectly, over 87.4% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company LLC ("Ventures Acquisition Company")

•	Ventures Holding, Inc. ("Ventures Holding")

•	DMS Properties

•	Greenpatch Farms

From time to time, we engage in transactions with Mr. Smith and the entities owned by, or controlled by, Mr. Smith. See Item 13 of this Annual Report.

PRICING FOR SERVICES AND PRODUCTS

Airlines— Pricing for Airlines' air cargo contracts is based upon whether the contract is an all-in contract, a contract for the USAF Air Mobility Command/Civil Reserve Air Fleet program, a block space agreement, or an ACMI or "wet lease" contract.

        •  All-In Contract— Under an "all-in contract," the contract price is based on Airlines paying for all operating expenses of the aircraft. The price for an all-in contract is generally fixed. However, most of Airlines' contracts allow Airlines to adjust the contract price for increases in fuel prices.

        • USAF Air Mobility Command/Civil Reserve Air Fleet Program— Under our agreement for the USAF Air Mobility Command/Civil Reserve Air Fleet program, we are paid on a per ton mile basis. The contract price is reconciled to a fixed fuel price and is inclusive of all costs incurred at commercial locations, and limited costs at military locations.

    •  Block Space Agreement— Under a block space agreement, a freight forwarder reserves a certain amount of cargo space on a specific flight. The freight forwarder must pay for the space committed, even if the cargo is not delivered to Airlines for shipment. The amount of block space reserved is measured in terms of the number of pallet positions occupied by the freight, and pricing is typically adjustable for changes in fuel prices.

        •  ACMI Contract— Under an ACMI contract or "wet lease" arrangement, Airlines provides the aircraft, crew, maintenance, and insurance, while the customer bears all other operating expenses such as fuel and landing fees.

Pricing for All Other Segments— Pricing for service contracts in our Helicopters, EAGLE, and Air Center segments are based upon factors such as the type of service provided, duration of the contract, and where the services will be performed. External factors, such as labor rates established by the U.S. Department of Labor, may also affect the pricing of our contracts with government agencies.

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

HURRICANE KATRINA AND HURRICANE RITA

         Our Helicopters segment maintains facilities and aircraft in Louisiana and Texas. As of the date of this report, management has completed an analysis of potential property damage or disruption to business operations as a result of Hurricane Katrina and Hurricane Rita in 2005. Our facilities in Louisiana sustained some storm damage. However, the amount of damages is not considered to be material. Our facilities in Galveston, Texas sustained only immaterial damages. None of our aircraft were damaged as a result of the storms.

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

Airlines— Airlines competes with other large international and domestic air freight carriers and, on a limited basis, with freight operations of passenger airlines. In the international air cargo markets, competition is based upon the availability of aircraft with required performance characteristics, pricing, and reliable service. In the domestic air cargo market, Airlines competes with smaller air carriers and surface transportation. Competition in domestic markets is intense due to the ability of smaller air carriers to provide cost-effective service with smaller aircraft. Our ability to successfully compete in international and domestic air cargo markets could be adversely affected by the entry of additional carriers with greater financial resources or lower cost structures.

EAGLE— EAGLE competes with nationally-operated ground handling service providers as well as regional companies that operate at individual airports. EAGLE also indirectly competes with various airlines that perform their own ground handling services in-house. In order to remain competitive within this industry, EAGLE must continually focus on providing quality services at competitive prices, while maintaining a flexible, cost-effective structure.

Helicopters— Helicopters competes with international, national and regional aviation companies who provide helicopter services for logging, heavy lift construction, aerial spraying, and fire suppression. Helicopters also competes with the in-house operations of oil and gas companies who can service their own off-shore petroleum support requirements. Helicopters' ability to remain competitive in the markets it serves is largely dependent upon providing quality services that are safe and reliable, at a competitive price.

Air Center— The Air Center competes primarily with the internal maintenance units of major airlines and other aircraft maintenance providers within the United States and abroad. Several of these competitors have maintenance facilities and financial resources that are as large or larger than the resources possessed by the Air Center. In addition, the Air Center competes with certain aircraft manufacturers and corporate aircraft owners who operate their own maintenance facilities. Competition for aircraft maintenance and repair services is based primarily upon price and quality of the services provided.

        EASL— EASL competes with other aircraft parts suppliers and brokers and other aircraft sales and leasing companies. Competition is based upon the availability and quality of aircraft, parts and supplies, and pricing.

Agriculture— Agriculture competes with other nurseries and crop producers. Competition is based upon the availability and quality of horticultural and agricultural products, and pricing.

CIVIL RESERVE AIR FLEET PROGRAM

We participate in the Civil Reserve Air Fleet ("CRAF") program, which permits the U.S. military to use the aircraft and crew resources of participating U.S. air carriers during airlift emergencies, national emergencies, or times of war. Under the CRAF program, we have agreed to make available to the U.S. military all of our Boeing 747 aircraft in the event of a declared need. We are compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates that are established each year. Through our participation in the CRAF Program, we are also entitled to bid on peace-time military cargo charter business.

EMPLOYEES

As of February 28, 2006, we had 1,849 full-time and 2,562 part-time employees, of which approximately 10% are employed at our corporate headquarters in McMinnville, Oregon. Approximately 1.6% of our employees are located outside of the United States. The majority of our part-time employees are employed by EAGLE, which had 2,468 part-time employees as of February 28, 2006.

The pilots and flight engineers employed by Airlines are represented by The Aviators Group ("TAG"), but are not affiliated with any national or international unions. The collective bargaining agreement became amendable on December 31, 2004. Negotiations with TAG to reach an amended collective agreement began in December 2004 and are still underway. We will continue to operate under our current agreement while we negotiate with our pilots and flight engineers. None of our other employees belong to a union or are a party to any collective bargaining or similar agreement.

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

Domestic Air Transportation— The U.S. Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") exercise regulatory authority over air transportation in the United States. The DOT has authority to issue certificates of public convenience and necessity which allow air carriers to engage in domestic air transportation. These certificates may be altered, amended, modified, or suspended by the DOT if public convenience and necessity so require. The DOT may also revoke a certificate for intentional failure by the air carrier to comply with the terms and conditions of the certificate. We currently hold various DOT certificates which allow us to engage in domestic air transportation of cargo on both a scheduled and charter basis.

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

Air carriers are also subject to various other federal, state, local, and foreign laws and regulations, as enforced by government agencies, including:

•	The Department of Justice has jurisdiction over airline competition matters

•	Labor relations in the air transportation industry are regulated under the Railway Labor Act

•	The U.S. Department of Labor has authority over certain employment matters

•	The U.S. Postal Service has authority over certain aspects of the transportation of U.S. mail

•	The U.S. Department of Homeland Security has authority over United States borders, customs, and immigration matters

•	The Federal Communication Commission regulates the use of radio facilities

•	The Department of Commerce's Bureau of Industry and Security has authority to enforce export controls for international transportation of cargo

International Air Transportation— International air transportation by U.S. air carriers is regulated by treaties and related agreements between the United States and foreign governments. The United States typically encourages foreign governments to authorize air service by U.S. air carriers, but many bilateral agreements between the United States and foreign governments often include restrictions on the number of U.S. air carriers, extent of operations, or destinations served in the foreign country. However, in recent years, there has been a trend by foreign countries to adopt "open skies" policies which liberalize or eliminate restrictions on international routes. Due to the intense competition for international routes, any future changes in governmental regulation of international routes could have a significant impact on our operations.

Environmental— Many aspects of our operations are subject to increasingly stringent laws protecting the environment. Under the Airport Noise and Capacity Act of 1990, both the FAA and the DOT have authority to monitor and regulate aircraft engine noise. Our aircraft fleet is in current compliance with the FAA regulations for "Stage III" standards of aircraft engine noise. Our aircraft are also subject to, and are in compliance with, the regulations governing engine emissions.

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

ITEM 1A. RISK FACTORS

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

The terms of our debt instruments, in particular the Indenture Notes and the Secured Credit Facility (as defined in "Note 16 - Long-Term Debt Obligations" in Item 8 below; see also "Capital Resources" in Item 7 below) restrict our ability to, among other things:

•	incur additional debt or create liens

•	pay dividends or acquire shares of capital stock

•	make payments on subordinated debt or make investments

•	make distributions from restricted subsidiaries

•	issue or sell capital stock of restricted subsidiaries

•	issue guarantees

•	sell or exchange assets, or make capital expenditures

•	enter into transactions with shareholders and affiliates

•	effect mergers and other changes of control

The Secured Credit Facility also contains covenants that require us to meet certain financial tests in order to continue to borrow under the Secured Credit Facility. See "Capital Resources - Secured Credit Facility" in Item 7 below. If we are not able to comply with these covenants, our outstanding obligations under these credit facilities could be accelerated and become immediately due and payable. Any such acceleration of these obligations would have a materially adverse effect on our results of operations and financial condition. As of February 28, 2006, we were in compliance with these covenants.

Our access to additional financing on acceptable terms is limited.

The terms of our existing financing agreements restrict our ability to incur additional indebtedness except for (i) refinancing of certain existing debt agreements, (ii) permitted operating leases and (iii) certain purchase money indebtedness. These restrictions reduce our flexibility in planning for, or responding to, changing business and economic conditions.

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

Our fleet of fixed-wing aircraft consists primarily of Boeing 747 aircraft and DC-9 aircraft. As of February 28, 2006, the average age of our fixed-wing aircraft was approximately 33 years. The age of our aircraft increases the likelihood that in the future we will need significant capital resources to repair or replace our aircraft. The age of our aircraft also increases the risk that we may be unable to fulfill our contractual obligations due to decreased utilization of the aircraft.

Older aircraft tend to have higher maintenance and operational costs than newer aircraft for a number of reasons. Under FAA regulations, certain older aircraft components, which otherwise would be repairable, must be replaced after a specified number of flight hours or take-off/landing cycles. In addition, older aircraft may need to be refitted with newer technology. Also, our older aircraft tend to be less fuel-efficient than newer aircraft, causing our operating costs to be comparatively higher than for airlines with newer aircraft.

The incurrence of substantial unexpected maintenance expenses for our aircraft, or the incurrence of significant capital expenditures to replace an aircraft, could have a material adverse effect on our results of operations and financial condition.

We depend upon our Boeing 747 aircraft to generate the majority of our flight revenue.

In the event that one or more of our Boeing 747 aircraft are out of service for an extended period of time, we may have difficulty in fulfilling our obligations under our existing contracts. In order to mitigate a loss of aircraft capacity, we may have to lease or purchase replacement aircraft or, if necessary, convert an aircraft from passenger to freighter configuration. Because we do not carry business interruption insurance, the loss of revenue resulting from reduced aircraft capacity could have a material adverse effect on our results of operations and financial condition.

A significant portion of our operations is dependent on the price and availability of aircraft fuel.

Our operating results are significantly impacted by fluctuations in the price or availability of aircraft fuel. During fiscal years 2006, 2005, and 2004, fuel costs comprised approximately 28.9%, 22.5% and 19.1%, respectively, of our total operating expenses. The cost and availability of fuel are subject to worldwide economic and political factors and events, most of which are beyond our control. The price we pay for fuel varies directly with market conditions. We have no guarantee of long-term sources of supply and we do not regularly enter into hedging arrangements. Even if we were to enter into futures contracts or other hedging arrangements, there can be no assurance that we will be able to control our fuel costs. Also, our older aircraft tend to be less fuel-efficient than newer aircraft, causing our fuel costs to be comparatively higher than for airlines with newer aircraft.

Although our customer contracts typically contain fuel adjustment clauses which allow us to increase the contract price in relation to increases in fuel prices, our ability to pass on increased fuel costs may be limited by then-existing economic and competitive conditions. If fuel costs continue to increase, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers. In addition, any significant disruption of oil imports could negatively affect the availability of aviation fuel. Continued periods of high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse effect on our results of operations and financial condition.

We are highly leveraged and have substantial liquidity needs in order to service our debt obligations, and we cannot be assured that we will be able to meet those needs from operating cash flows or additional financing.

As of February 28, 2006, we had $276.3 million of outstanding debt. Our operating cash flow continues to face pressure from high fuel prices, highly competitive contract pricing, timely collection of receivables and servicing of our long-term debt. A substantial portion of our operating cash flow goes toward the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes.

Our ability to sustain sufficient operating cash flow is directly related to our ability to maintain operating revenues and promptly collect accounts receivable. Historically, our ability to collect accounts receivable has fluctuated due to various issues such as amendments and changes to existing contracts, interpretations of existing contracts, and the commencement of operations under new agreements. If we cannot maintain a consistent program for collecting accounts receivable in a timely manner, our operating cash flow could significantly deteriorate.

We have historically had violations of certain of our debt covenants.

From time to time, we have been in default under our debt agreements. As a result of this and other matters, our audited financial statements were subject to a "going concern" qualification by our independent registered public accounting firm ("our auditors") in fiscal year 2004. A going concern qualification indicates that our auditors are not certain that we will be able to pay our obligations as they come due.

Because of the various cross-default provisions that are contained in our long-term debt obligations, a failure by us to comply with the covenants of any of our long-term debt obligations could result in an acceleration of substantially all of our outstanding debt obligations. Due to our historical difficulty in meeting our debt covenants, we may not be able to comply with these covenants in the future or, in instances of non-compliance, we may not be able to obtain waivers of, or amendments to, these covenants. If we do not comply with these covenants or obtain waivers of or amendments to these covenants, the holders of the notes and the lenders under our long-term debt obligations may be able to declare a default and accelerate the indebtedness. If acceleration of our long-term debt obligations were to occur, we cannot be assured that we would be able to obtain alternative financing or that our assets would be sufficient to repay in full our obligations under our debt instruments.

Many of the arrangements with our customers are not long-term contracts. As a result, our revenue streams may be unpredictable.

We generate a large portion of our revenues from contractual arrangements which either (i) have a term of one year or less, (ii) are ad hoc arrangements, or (iii) are "on call when needed" contracts. Furthermore, the portion of our revenues that we generate from USAF Air Mobility Command is not fixed by contract and is solely dependent on then-existing military requirements.

With respect to any contractual arrangement that we now have or that we later enter into, there is a risk that our customers may terminate or reduce the level of services requested there under. In the past, several of our larger contracts have not been renewed due to reasons unrelated to our performance, such as the financial position of our customers or a decision by our customers to move the services in-house. In addition, some of our contractual arrangements are not in writing, which may allow our customers to cancel the contracts on short notice. Accordingly, we cannot be assured that we will be able to generate future revenues at the same levels as in the past.

A significant portion of our revenue stream is dependent upon our continued ability to provide air freight services to the USAF Air Mobility Command.

In fiscal years 2006, 2005 and 2004, USAF Air Mobility Command was our principal customer, accounting for approximately 47.5%, 48.7% and 57.4%, respectively, of our consolidated operating revenues and 74.4%, 75.6% and 87.8%, respectively, of total revenue in our Airlines segment. A significant decline in demand by the USAF Air Mobility Command for our air freight services, or restrictions on our ability to fly into politically unstable regions or areas in which military operations are being conducted, could have a material adverse effect on our results of operations and financial condition.

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

In fiscal years 2006, 2005, and 2004, the U.S. Postal Service accounted for approximately 8.7%, 10.8% and 12.5%, respectively, of our consolidated operating revenues. Most of these revenues are derived from ground handling services provided by EAGLE at various locations throughout the United States. During fiscal years 2006, 2005, and 2004, revenue from EAGLE's contracts with the U.S. Postal Service represented approximately 54.4%, 56.6% and 61.2%, respectively, of EAGLE's segment revenues.

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

In order to do business with U.S. government agencies, we must comply with and are affected by many laws and regulations governing the formation, administration, and performance of U.S. government contracts. These laws and regulations, among other things:

•	require, in some cases, certification and disclosure of all cost and pricing data in connection with contract negotiations

•	impose accounting rules that define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data

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

A significant portion of our air freight revenue is generated from operations in volatile overseas markets that are sensitive to changes in U.S. foreign relations, foreign governments, and foreign economies.

The commercial air freight industry is highly sensitive to changes in economic and political conditions which affect not only foreign demand for air freight services, but also U.S. demand for foreign products. Any negative change in the economic or political climates of the overseas markets in which we operate could increase our security costs, increase our insurance costs, or reduce our utilization rates. Changes in any of the following areas of risk could disrupt or adversely affect our operations in overseas markets:

•	potential adverse changes in diplomatic relations between foreign countries and the United States

•	instability of foreign governments and risks of insurrections

•	terrorism and foreign hostility directed at U.S. companies

•	U.S. government policies which restrict the conduct of business by U.S. citizens in certain foreign countries

•	policies by foreign governments which restrict the ownership or conduct of business by non-nationals

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

Many of our services are provided under dangerous conditions that could result in damage to our aircraft, or death or injury to our personnel. These conditions include:

•	geopolitical instability in areas through which our flight routes pass, including areas where the United States is conducting military activities

•	transportation of sensitive military cargo including ordnance, ammunition, and other volatile materials

•	casualties incidental to services we provide in support of U.S. military activities, particularly in or near countries located in the Middle East

•	the threat of terrorist attacks

Our ability to provide accurate and timely financial statements is subject to the risks posed by any weaknesses in our financial reporting controls which might occur in the future.

From time to time, our auditors have noted "reportable conditions" and "material weaknesses" with respect to our internal controls over financial reporting. Reportable conditions involve significant deficiencies in the design or operation of a company's financial reporting controls that could adversely affect the company's ability to record, process, summarize and report financial data. In fiscal year 2004, our auditors noted material weaknesses relating to our failure to ensure that (i) all transactions were recorded properly and (ii) all accounts were reconciled on a consistent and timely basis.

In May 2004, our principal executive officer and principal financial officer, with the assistance of our then independent registered public accounting firm, analyzed the facts and circumstances surrounding the quantity and magnitude of the adjusting journal entries within certain subsidiaries at year end. After reviewing the adjustments and restatement entries and performing an evaluation of the internal controls within our reporting entities we concluded that, as of the end of such period, our controls and procedures required further enhancements to ensure that these disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. The enhancements proposed by management to our internal controls included (i) the establishment of policies and procedures regarding capitalization and amortization of balances, (ii) the establishment of policies and procedures for recording and processing transactions, and (iii) the establishment of standards to review journal entries, account balances and financial statements.

To assist us in implementing these required enhancements, we hired a certified public accounting firm to provide certain internal audit services. These internal auditors assisted the Company during the audits of our financial statements for fiscal years 2006 and 2005, and have performed analyses of certain major accounts included in our financial statements. Although we were not able to file our Annual Report on Form 10-K for fiscal year ended February 28, 2005 on the original due date, we believe that initiating the internal audit function has improved our effectiveness in recording, processing, summarizing and reporting financial information.

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

We are dependent on the experience and knowledge of certain executive officers. The primary executive leadership of the Company comes from Mr. Delford M. Smith, our founder and chairman of the board of directors, who is currently 76 years old. In addition to providing the Company with executive leadership, Mr. Smith and certain entities owned or controlled by Mr. Smith provide significant financing to the Company. In the event of Mr. Smith's departure from the Company, we may be forced to restructure a significant portion of our financing agreements on terms which could be significantly less favorable than those currently existing.

Extensive industry experience and knowledge of our operations is also held by key members of our senior management. The loss of Mr. Smith, or a substantial turnover or loss our other senior managers, could have a material adverse effect on our results of operations and financial condition.

All of the outstanding shares of Holdings common stock are controlled by two principal shareholders.

Mr. Delford M. Smith, our founder and the chairman of the board of directors, has control over, either directly or indirectly, 87.4% of the outstanding shares of Holdings common stock. A trust controlled by, and for the benefit of, Mr. Delford M. Smith owns 79.1% of the outstanding shares and 8.3% is held by Mr. Delford M. Smith, as trustee, for the benefit of Mr. Mark C. Smith. The remaining 12.6% of the outstanding shares are held by Wells Fargo Bank, N.A., as trustee, for the benefit of Mr. Mark C. Smith, the son of Mr. Delford M. Smith. Due to this stock ownership and subject to certain limitations imposed by our debt instruments, Mr. Delford M. Smith is able to control the corporate affairs of Holdings and Aviation, such as the election of directors, changes in corporate structure, mergers or sales of substantially all corporate assets, and approval of certain related party transactions.

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

The air transportation services industry is also characterized by substantial price competition and volatility of demand due to changes in economic conditions. Due to excess capacity within the industry, the pricing structures of the market participants have dramatically changed, and such changes are expected to continue. During periods of slack demand, the various competitors within the industry utilize more efficient pricing in order to generate cash flow and maintain market share. In addition, some of our airline customers, particularly our customers for whom we perform ground handling and logistics services, may decide during periods of economic downturns to reduce their operating expense by establishing "in-house" operations. Our inability to effectively compete within the air transportation services industry would have a material adverse effect upon our results of operations and financial condition.

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

Many aspects of the air transportation services industry are subject to increasingly stringent laws protecting the environment. Future developments in the area of environmental regulation by the United States and foreign countries could adversely affect operations and increase operating costs in the air transportation services industry. For example, potential future actions that may be taken to limit the emission of greenhouse gases by the aviation sector could significantly impact the air transportation services industry. Any such developments could have a material adverse effect upon our results of operations and financial condition.

Insurance costs have fluctuated significantly since the September 11 terrorist attacks.

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

We cannot be assured that: (i) we will be able to maintain our existing coverage on terms favorable to us, (ii) the premiums for such coverage will not increase substantially or (iii) we will not bear substantial losses and lost revenues from accidents. If our liability from an incident exceeds the amount of our insurance coverage, we would be required to pay any such excess liability from our own assets. In addition, substantial claims resulting from an accident in excess of related insurance coverage or a significant increase in our current insurance expense could have a material adverse effect on our results of operations and financial condition.

AVAILABLE INFORMATION

General information about us can be found at www.evergreenaviation.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our website at www.evergreenaviation.com/invr.html, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings, and is not a part of such filings.

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

As of the date of this Annual Report, our aircraft fleet consisted of the following:

Large Fixed-Wing Aircraft	Capability	Owned		Leased	Total	In Service
Boeing 747-100	Cargo transport	5	(2)	-	5	5
Boeing 747-200	Cargo transport	5	(1)(2)	2	7	7
Lockheed C-130	Cargo transport	1		-	1	-
McDonnell Douglas DC-9-15	Cargo transport	2		-	2	-
McDonnell Douglas DC-9-30	Cargo transport	3	(1)	-	3	-
Total		16		2	18	12

Helicopters	Capability	Owned		Leased	Total	In Service
AB 139	15 passenger/5,500 lb.	-		2	2	2
Bell 205A-1	14 passenger	1		-	1	1
Bell 206B/206BIII	4 passenger	1		1	2	2
Bell 206L-3	6 passenger	3		6	9	9
Bell 206L-4	6 passenger	-		1	1	1
Bell 212 (VFR/IFR)	14 passenger, twin engine	7		1	8	8
Bell 214ST	18 passenger	-		2	2	2
Bell 412EP	14 passenger	-		2	2	2
Eurocopter AS350 B2	5 passenger	-		5	5	5
Eurocopter AS350 B3	5 passenger	-		4	4	4
Eurocopter BK117C1	4 passenger	-		1	1	1
Eurocopter BO-105S	4 passenger or internal cargo	-		1	1	1
Eurocopter SA315B Lama	4 passenger, high altitude aircraft	3		-	3	3
Eurocopter SA316B	4 passenger	4		-	4	-
Eurocopter SA330J Puma	16,000 pound lift	-		3	3	2
Hiller UH-12E	3 passenger	2		-	2	-
Hughes 369D	4 passenger	5		-	5	4
Sikorsky H3	8,000 pound lift	1		-	1	-
Sikorsky S-61 (HH-3F)	8,000 pound lift	1		-	1
Sikorsky S-61R (CH-3E)	8,000 pound lift	1		-	1	1
Sikorsky S-64E	20,000 pound lift	1		-	1	1
Sikorsky CH-54	20,000 pound lift	0	(3)	1	1	-
Total		30		30	60	49

Small Fixed-Wing Aircraft	Capability	Owned	Leased	Total	In Service
Beechcraft/King Air 200	Medical transport	1	1	2	2
CASA C-212-CC	Passenger or cargo, twin turbine	3	-	3	3
Cessna 172M	Support Aircraft	1	-	1	1
Cessna U206	Support aircraft	2	-	2	2
Gulfstream G-IV	15 passenger jet	-	1	1	1
Learjet 35-A	8 passenger jet	1	2	3	3
Total		8	4	12	12
Total - All Aircraft Types		54	36	90	73

(1)
One Boeing 747 aircraft and two DC-9 aircraft are owned by the Trust. Mr. Delford M. Smith holds a one-third beneficial interest in the portion of the Trust that owns the Boeing 747 aircraft. Evergreen International Aviation, Inc. holds the remaining two-thirds beneficial interest in the portion of the Trust that owns the Boeing 747 aircraft. Evergreen International Aviation, Inc. holds the entire beneficial interest in that portion of the Trust that owns the two DC-9 aircraft. The Trust leases the aircraft to Airlines.

(2)
The Boeing 747 aircraft are four-engine, wide-body aircraft. Two of the Boeing 747-200 aircraft are equipped with nose-loading capabilities, and the remaining Boeing 747 aircraft have side-loading capabilities. One of the Boeing 747 aircraft is equipped with 24,000 gallons of cargo compartment tank space.

(3)	The Sikorsky CH-54 Skycrane is currently being re-built to meet operational specifications.

An inventory of spare engines and parts is maintained for each aircraft.

Encumbrances on Owned Aircraft

Substantially all of our owned aircraft are encumbered by a first priority security interest granted to the Wells Fargo Lenders in connection with the Secured Credit Facility. See "Capital Resources" in Item 7 below and "Note 16 - Long-Term Debt Obligations" in Item 8 below. As of February 28, 2006, the outstanding principal balance of the Secured Credit Facility was $50.2 million.

In addition, substantially all of our owned aircraft are encumbered by a second senior security interest granted under the Indenture Notes. See "Capital Resources" in Item 7 below and "Note 16 - Long-Term Debt Obligations" in Item 8 below. As of February 28, 2006, the outstanding principal balance of the Indenture Notes was $215.0 million.

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

        (in thousands)

Aircraft	Quantity	Purchase Price	Deposit Paid
AB139 (AW-139)	4	$33,900	$600
MD 757 Airframes	2	4,980	498
Boeing 747-200	1	18,500	1,670
Total	7	$57,380	$2,768

Subject to finalization of financing or leasing arrangements, we expect to take delivery of all of the above-listed aircraft during fiscal year 2007.

Leased Aircraft

We lease aircraft and engines under various agreements with both third parties and affiliates. Four of our small fixed-wing aircraft and 30 of our helicopters are leased under operating leases which have remaining lease terms ranging from six years to less than one year. Under many of these leases, we would be liable for a stipulated loss value if an event of default occurs and, in the event we prematurely terminate the lease, we would be liable for a lease termination fee. As of February 28, 2006, the aggregate stipulated loss values for our aircraft leases was approximately $10.1 million, and the aggregate amount of lease termination fees was approximately $6.6 million.

A number of our small fixed-wing aircraft and helicopter leases include options to purchase the aircraft either at the expiration of the lease or on certain lease anniversary dates ranging from two to four years. Although most of the purchase options are based upon the fair market value of the aircraft as of the purchase date, some of the leases provide for a guaranteed purchase option price. As of February 28, 2006, the aggregate amount of the guaranteed purchase option prices for our leased aircraft was approximately $17.1 million.

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

EAGLE provides ground handling and logistics services at 35 locations throughout the United States. At most of these locations, EAGLE leases the warehouse and office space utilized in its operations. Many of these lease agreements also allow non-exclusive use of ramp access and apron space.

At February 28, 2006, our major leased ground facilities consisted of the following:

Location	Description	Business Segment	Lease Expiration Date
JFK International Airport	Hanger #16 - offices and warehouse	Airlines	(1)
Jamaica, New York
Anchorage Merrill Field	Office, hangar and ramp space	Helicopters	2011
Anchorage, Alaska
Galveston Municipal Airport	Hangar	Helicopters	2023
Galveston, Texas	Ramp space		2018
T.F. Green State Airport	Hangar 1	Helicopters	(1)
Warwick, Rhode Island
Pinal Air Park	Building 66	Air Center	2032
Marana, Arizona
Atlanta Hartsfield International Airport	Warehouse and cargo bay	EAGLE	2006
Atlanta, Georgia
Dallas/Fort Worth International Airport	Warehouse and office space	EAGLE	(1)
DFW Airport, Texas
Detroit Metropolitan Intl. Airport	Warehouse and office space	EAGLE	2007
Detroit, Michigan
Hawthorne, California	Warehouse and office space	EAGLE	2006
JFK International Airport	Terminal #4 - office space	EAGLE	(1)
Jamaica, New York
Kansas City International Airport	Warehouse, office space, and ramp	EAGLE	2006
Kansas City, Missouri
Orlando International Airport	Tradeport warehouse	EAGLE	2006
Orlando, Florida
Miami International Airport	Warehouse	EAGLE	2006
Miami, Florida
General Mitchell International Airport	Office and cargo space	EAGLE	2009
Milwaukee, Wisconsin
Minneapolis-St. Paul International Airport	Office and warehouse	EAGLE	2006
Minneapolis, Minnesota
Oakland International Airport	Office and warehouse	EAGLE	2006
Oakland, California
Ontario International Airport	Steel industrial building	EAGLE	2009
Ontario, California
Portland International Airport Portland, Oregon	Building and ramp space Cargo - West building and office	EAGLE	2007
San Francisco International Airport	Warehouse, office and ramp space	EAGLE	2006
San Francisco, California
Sea-Tac International Airport	Warehouse building E	EAGLE	(1)
Seattle, Washington
Washington Dulles International Airport	Warehouse and office space	EAGLE	2007
Washington, D.C.

(1) Month-to-month tenancy

 Other

Vintage, a subsidiary of Holdings, owns a collection of vintage aircraft and the 120,000 square foot Evergreen Aviation Museum Building and the 58,000 square foot Evergreen IMAX Theater that is currently under construction, which are both located on the Evergreen Museum Land in McMinnville, Oregon. Vintage leases the Evergreen Aviation Museum Building and Evergreen Museum Land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a non-profit corporation. See "Other" in Item 1 above.

In addition, we lease office space and guest facilities in buildings that are owned by Mr. Smith or entities owned by, or controlled by, Mr. Smith. See "Lease Transactions" in Item 13 below.

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in a number of legal proceedings. While the results of these proceedings cannot be predicted with certainty, we believe, based on our examination of the subject matter of the proceedings, experience with similar proceedings, and discussion with legal counsel regarding possible outcomes, that the final outcomes of such proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. As material developments related to pending litigation occur, we will reassess our potential liability and revise any estimates accordingly.

Banc of America

We are a defendant in Banc of America Securities LLC v. Evergreen International Aviation, Inc. et al., which was filed on May 22, 2003 in the Superior Court of the County of Mecklenburg in the State of North Carolina. Banc of America has alleged claims for breach of contract and quantum merit, arising out of agreements in which Banc of America agreed to act as our financial agent in exchange for the payment of certain fees.

        On March 31, 2006, the parties agreed to a settlement under which we will pay the plaintiff $1.1 million.

Asiana Airlines

On January 28, 2000, we entered into a contract with Asiana Airlines ("Asiana") whereby we agreed to provide air freight services to Asiana in exchange for minimum payments to be made by Asiana throughout the term of the contract. The minimum payments were based on guaranteed block hour utilization and the contract was to continue through February 28, 2003. On August 28, 2001, Asiana notified us that Asiana would not make any further payments under the contract.

On September 19, 2001, we filed proceedings in the United States District Court for the District of Oregon against Asiana to recover amounts owed by Asiana to us pursuant to the contract. On February 28, 2003, a jury returned a verdict in our favor and awarded us damages of $16.6 million. On July 26, 2005, the District Court ordered disbursement to us of breach of contract damages in the amount of $16.6 million, interest in the amount of $491,000, and reimbursed costs of $38,000. The funds were disbursed to us out of the bond posted by Asiana with the court.

Stocks and Allen

On October 27, 2005, Air Center filed a complaint against Dan Stocks, Jane Doe Stocks and Allen Investment, LLC (collectively "Allen") in the Superior Court for the State of Arizona, Pima County, claiming breach of contract, common law fraud, wrongful conversion, unjust enrichment and breach of constructive trust with regards to an agreement Air Center had with Allen whereby Air Center sold two Starship airframes to Allen. On December 19, 2005, Allen filed an answer and counterclaimed for alleged breach of contract, negligence and numerous other claims including consequential damages. Allen has estimated their damages at approximately $2.2 million. We believe the Allen counterclaims are without merit and we plan to vigorously defend the counterclaims. The case is currently in the discovery phase.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. All of our common stock is beneficially owned by two individuals. For a description of the beneficial ownership of our common stock, see Item 12 of this Annual Report.

We have not declared cash dividends on our common stock for the three most recent fiscal years. In addition, our Secured Credit Facility and Indenture Notes restrict the ability of Aviation and its subsidiaries to pay dividends on common stock. For a description of such restrictions, see "Note 16 - Long-Term Debt" in Item 8 of this Annual Report.

There are no outstanding options, warrants or rights for our common stock. In addition, we do not have an equity compensation plan.

During fiscal year 2006, we did not sell any securities which were not registered under the Securities Act of 1933, as amended. We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this Annual Report. Holdings repurchased common stock from its minority shareholder in March 2006. See "Note 23 - Subsequent Events" in Item 8 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our consolidated financial statements. For comparability of results, this information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7, and the consolidated financial statements and related notes included in Item 8 of this Annual Report.

Selected Results of Operations
(in thousands of dollars, except per share amounts)

	Fiscal Year
Operating Results	2006(1)	2005(2)	2004	2003	2002
Operating revenues	$757,690	$580,938	$535,634	$574,335	$447,707
Operating expenses	692,761	549,937	512,578	492,694	432,221
Operating income	64,929	31,001	23,056	81,641	15,486
Interest expense	(35,989)	(35,933)	(34,840)	(30,576)	(34,297)
Other non-operating income (expense)	15,417	(833)	4,386	1,508	836
Income (loss) before minority interest and income taxes	44,357	(5,765)	(7,398)	52,573	(17,975)
Minority interest (3)	(1,420)	(1,276)	(1,116)	(962)	(879)
Income (loss) before income taxes	42,937	(7,041)	(8,514)	51,611	(18,854)
Income tax (expense) benefit	(16,833)	1,713	2,020	(19,804)	6,420
Net income (loss)	$26,104	$(5,328)	$(6,494)	$31,807	$(12,434)

Earnings (loss) per common share
Basic and Diluted	$2.60	$(0.53)	$(0.65)	$3.16	$(1.24)

Other Financial Data:
Cash capital expenditures	$79,511	$69,816	$61,894	$60,826	$35,694
Consolidated rental expense	43,710	45,094	39,436	33,150	28,751
Cash flows provided by (used in):
Operating activities	109,203	70,588	53,055	100,302	107,528
Investing activities	(78,371)	(67,601)	(62,281)	(52,199)	(16,835)
Financing activities	$(30,815)	$(4,340)	$7,659	$(51,387)	$(87,397)

Selected Balance Sheet Data
(in thousands of dollars)

	At the End of Fiscal Year
	2006	2005	2004	2003	2002
Cash and cash equivalents	$2,735	$2,718	$4,071	$5,638	$8,922
Working capital (deficit) (4)	570	(20,394)	(5,620)	(279,135)	(317,272)
Total assets	733,665	695,711	679,135	692,102	690,337
Long-term debt	261,677	292,860	299,937	18,455	26,198
Total debt (5)	276,291	307,105	312,256	303,858	355,245
Total stockholders' equity	209,716	183,612	188,940	195,434	163,627
Dividends declared per common share	$-	$-	$-	$-	$-

(1)	During fiscal year 2006, net income included $17.1 million of breach of contract damages and interest received from Asiana Airlines and $1.2 million of impairment charges related to aircraft.
(2)	Operating expenses during fiscal year 2005 included $1.3 million of impairment charges on aircraft.
(3)
Represents the one-third beneficial interest held by Mr. Smith in that portion of the Trust which owns a Boeing 747 aircraft. The Trust leases the Boeing 747 aircraft to Airlines. Lease payments related to the minority interest in the Boeing 747 aircraft were $1.9 million per year for fiscal years 2002 through 2006.

(4)	Working capital (deficit) represents total current assets less total current liabilities.
(5)	Total debt represents the current portion and non-current portion of long-term debt, plus the note payable to affiliate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Section Highlights

The financial section of our Annual Report on Form 10-K describes our ongoing operations, including discussions about our business segments, our ability to finance our operating activities, and trends and uncertainties in our industry that might affect our future operations. Our disclosures regarding the following items may be found within this section as follows:

INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW	29
TRENDS AND UNCERTAINTIES	30
CRITICAL ACCOUNTING POLICIES	32
RECENT ACCOUNTING PRONOUNCEMENTS	36
RESULTS OF OPERATIONS FOR FISCAL YEAR 2006 AS COMPARED TO FISCAL YEAR 2005	38
RESULTS OF OPERATIONS FOR FISCAL YEAR 2005 AS COMPARED TO FISCAL YEAR 2004	46
LIQUIDITY	54
CAPITAL RESOURCES	56

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

Our fiscal year ends on the last day of February. During fiscal year 2006, we reported net income of $26.1 million, as compared to net losses of $5.3 million and $6.5 million for fiscal years 2005 and 2004, respectively.

Related Party Transactions

Mr. Delford M. Smith, our founder and the chairman of our board of directors, owns, either directly or indirectly, 79.1% of the outstanding shares of Holdings common stock, and has control, either directly or indirectly, of over 87.4% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company, LLC ("Ventures Acquisition Company")

•	Ventures Holding, Inc. ("Ventures Holding")

•	DMS Properties

•	Greenpatch Farms

From time to time, we engage in transactions with Mr. Smith and the entities owned by, or controlled by, Mr. Smith. See Item 13 of this Annual Report.

TRENDS AND UNCERTAINTIES

We pay close attention to, and monitor various trends and uncertainties in the markets we serve. Among the material trends and uncertainties that impact our operations are the following:

•
Price Competition— The air transportation services industry is characterized by substantial price competition and volatility of demand due to changes in economic conditions. Due to excess capacity within the industry, the pricing structures of the market participants have dramatically changed, and such changes are expected to continue. Competitors with newer, more cost efficient fleets are able to adjust their pricing schedules in order to generate cash flow and maintain market share. Many airlines have utilized, or threatened to utilize, bankruptcy as a means to achieve cost savings. In order to compete with competitors with lower cost structures, we have implemented cost saving measures when opportunities arise and have taken measures to improve the operating efficiency of our aircraft fleet.

•
Dependence Upon Government Contracts— A significant portion of our revenue stream is dependent upon our continued ability to provide air freight services to the USAF Air Mobility Command and ground handling and logistics services to the U.S. Postal Service. We expect that business from the USAF Air Mobility Command and the U.S. Postal Service will continue to be the primary sources of our revenue for the foreseeable future. However, our contracts with these governmental agencies are not long-term, and the governmental agencies are not obligated to renew the contracts upon expiration.

•
Shift Away From Military Transport— In the past, we have generated a substantial portion of our flight revenues from airlift business for the USAF Air Mobility Command. Historically, the USAF Air Mobility Command's use of commercial aircraft for transport of military cargo has fluctuated based upon not only the requirements of the military, but also the stability of the regions in which the military is conducting operations. In order to mitigate the risks of fluctuating revenues due to variable demand for military transports, we have increased the utilization of our Boeing fleet to provide expanded commercial air cargo services on both transatlantic and Asian flights.

•
Shift in Utilization of Aircraft Fleet— Due to shifts in customer demand, utilization of our DC-9 fleet has substantially decreased. As a result of decreased utilization during fiscal year 2005, which continued through fiscal year 2006, management performed an assessment on each of the DC-9 aircraft in Airlines' fleet and determined that the expected cash flows for all of the DC-9 aircraft were not sufficient to recover the net carrying value of the assets. Consequently, we reduced the net carrying value of these DC-9 aircraft to reflect the appraised value of the aircraft and expected future utilization.

In comparison, utilization of our Boeing 747 fleet increased during fiscal year 2006, and we anticipate that we will continue to increase our utilization of these aircraft for commercial contracts in the future. In order to meet our requirements for Boeing 747 aircraft utilization, we leased two additional Boeing 747-230SF aircraft during fiscal year 2006.

•
Fuel Costs — Fuel costs constitute a significant portion of our operating expense. Fuel costs represented approximately 28.9% of our operating expenses for fiscal year 2006. Although we currently anticipate that fuel prices will continue to remain at all-time highs throughout our next fiscal year, we believe that the fuel escalation clauses in our contracts will significantly mitigate any adverse effects such fuel price increases would otherwise have upon our results of operations and financial condition. As of February 28, 2006, we did not have any fuel price hedges in place.

•
Aging Aircraft — The average age of our wide-body, fixed-wing aircraft is approximately 33 years. Our older aircraft tend to have higher maintenance and operational costs than newer aircraft, placing us at an economic disadvantage to our competitors who have newer, more cost-efficient aircraft. In addition, our older aircraft tend to consume more fuel per flight hour than newer aircraft. In order to improve the operating costs for our aircraft fleet, we leased two more fuel efficient Boeing 747 aircraft during fiscal year 2006.

•
Labor Costs for EAGLE — EAGLE's operations are labor-intensive, with labor costs comprising approximately 67.4% of our cost for ground handling and logistics services. Most of EAGLE's employees are part-time, and we continually adjust both the number of employees and hours worked in order to closely match personnel requirements with work-load.

•
Changing Technology — Within our Airlines and Helicopters segment, rapidly changing aircraft technology means that, from time to time, we may be required to upgrade our aircraft components in order to comply with FAA directives. Rapid technological change also impacts the Air Center's ability to provide state-of-the-art aircraft maintenance services. Although the Air Center's broad range of services provides it with a certain competitive advantage, we must constantly upgrade our maintenance equipment in order to maintain that competitive edge. We face continued pressure from international competitors who have been upgrading their technological capabilities and expanding their facilities. In response, we have planned an expansion of our aircraft maintenance facilities at the Air Center which will enable the Air Center to expand its capabilities and range of services. However, as of the date of this report, we have not yet entered into a firm commitment for the proposed expansion of the Air Center.

See "Risk Factors" in Item 1A of this Annual Report for a further discussion of the risks and uncertainties that impact us and the air transportation services industry.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Estimates of the economic lives of our aircraft are based both on our experience and the experience of other airlines with respect to similar aircraft. Based upon these estimates, we are depreciating our aircraft through points in time until 2028, depending upon the aircraft model. Estimated residual values of aircraft are based on our historical experience regarding the sale of both aircraft and spare parts. We periodically review and, if necessary, revise the estimated residual values and economic lives of our aircraft to reflect changes in our fleet plans, aircraft technology, and other economic conditions.

We capitalize all costs of major renewals, modifications, and overhauls (such as "C" and "D" checks) of our aircraft. We amortize the costs of such major overhaul components as follows:

•
Large fixed-wing aircraft — Upon acquisition of a large fixed-wing aircraft, we segregate the costs of major overhaul components from the cost of the rest of the aircraft. We amortize the major overhaul component costs until the next scheduled overhaul, generally a period of 10 years or less. The capitalized costs of subsequent overhauls are likewise amortized until the next scheduled overhaul.

•
Medium fixed-wing aircraft, light fixed-wing aircraft, and helicopters — The cost of major overhaul components are not separately amortized, but depreciated as a part of the cost of the aircraft. The cost of subsequent major overhauls are capitalized and amortized over the estimated operating hours, or on a calendar-limited model, generally a period of five years or less.

•
Rotable assets — We capitalize the costs of rotable asset overhauls for our large fixed-wing aircraft and helicopters and then amortize these costs over the estimated useful lives of the overhauls, generally a period of five years or less. The cost of repairing rotable assets is expensed as incurred.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets, primarily our aircraft and other property and equipment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate recoverability when events and circumstances indicate that the net carrying value of our long-lived assets may not be recoverable. We recognize an impairment loss when the sum of the undiscounted cash flows estimated to be generated by our long-lived assets is less than the assets' net carrying value. Our cash flow estimates are based on historical results, as adjusted to reflect our best estimates of future market and operating conditions. The net carrying value of our long-lived assets determined to be not recoverable is reduced to fair value. During fiscal year 2006, we incurred $1.2 million of impairment charges on aircraft.

Leased Aircraft - Overhauls and Lease Return Condition Costs

We account for the overhaul and lease return condition costs of our leased aircraft in accordance with the applicable lease agreements. Generally, we capitalize the costs of the required major maintenance and inspection of engines and airframes for our leased aircraft. We then amortize such capitalized costs over the number of years until the next scheduled overhaul, generally a period of ten years or less.

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

Revenue Recognition

The revenue recognition policies for each of our business segments are stated below:

Airlines — Airlines generates most of its flight revenue under one of four types of contracts: an "all-in contract," a contract for the USAF Air Mobility Command/Civil Reserve Air Fleet program, a block space agreement, or an "ACMI" or "wet lease" agreement.

•
All-In Contract— Under an "all-in contract," Airlines pays for all operating expenses of the aircraft, including fuel costs. The price for an all-in contract is generally fixed; however, most of Airlines' all-in contracts also allow Airlines to adjust the contract price for increases in fuel prices.

•
USAF Air Mobility Command/Civil Reserve Air Fleet Program — Under our agreement for the USAF Air Mobility Command/Civil Reserve Air Fleet program, we are paid on a per ton mile basis. The contract price is reconciled to a fixed fuel price and is inclusive of all costs incurred at commercial locations, and limited costs at military locations.

•
Block Space Agreement— Under a block space agreement, a freight forwarder reserves a certain amount of cargo space on a specific flight. The freight forwarder must pay for the space committed, even if the cargo is not delivered to Airlines for shipment. The amount of block space reserved is measured in terms of the number of pallet positions occupied by the freight, and pricing is typically adjustable for changes in fuel price.

•
ACMI Contract— Under an ACMI contract or "wet lease" arrangement, Airlines provides the aircraft, crew, maintenance, and insurance, while the customer bears all other operating expenses such as fuel and landing fees.

Regardless of the type of contract, Airlines records revenue for each completed flight segment and, at the end of each reporting period, for each flight segment in process.

EAGLE — EAGLE generates revenue by providing ground handling and logistics services to the U.S. Postal Service, passenger and cargo airlines, and express delivery customers. EAGLE typically provides these services under contracts that range in term from one to five years. Revenue is recorded when the services are rendered.

Helicopters — Helicopters generates flight revenue under service contracts that range in term from less than one year to five years. Helicopters typically charges by the number of hours flown, with a minimum number of hours per day, plus a monthly availability fee. Helicopters frequently modifies its general pricing structure in order to more closely match the characteristics of the mission. The various types of pricing methods utilized by Helicopters includes pricing by weight for transport of goods, pricing by acre for aerial spraying, and pricing by number of pickups for construction work. Revenue is recorded when the services are rendered.

Air Center — The Air Center provides a range of support services to the air transportation industry. The types of support service revenues generated by the Air Center include aircraft maintenance and repair revenue, aircraft storage, and other support services. Revenue is recorded when the services are rendered.

EASL — EASL generates revenue by:

•	buying and selling aircraft, parts, and other aviation assets

•	purchasing aircraft, parts, and engines for part-out and resale

•	serving as a brokering agent for the sale of aviation assets owned by third parties

•	assisting the other subsidiaries of Aviation in the procurement of aircraft, parts, and engines

Revenue is recorded when the sale is closed.

Agriculture— Agriculture generates revenue through sales of crops, processed agricultural products, and nursery products. Revenue is recorded when the product is shipped.

Allowance for Doubtful Accounts

We maintain allowances for losses that may result from the inability of our customers to make required payments or from contract disputes. We also periodically record an allowance for the general collectibility of all other accounts receivable based upon factors such as the aging of receivables and historical collection experience. The February 28, 2006 and February 28, 2005 accounts receivable balances of $75.3 million and $62.4 million, respectively, are reported net of allowances for doubtful accounts of $1.1 million and $1.7 million, respectively.

In connection with our evaluation of accounts receivable balances, if we determine that a customer will be unable to meet its financial obligations to us, or if we determine that collectibility of an account is unlikely, we record a specific write-off in order to reduce the related receivable to the expected recovery amount. During fiscal year 2004, EAGLE reduced its allowance for doubtful accounts by $6.1 million due to a write-off of receivables related to U.S. Postal Service contracts.

In September 2001, we instituted proceedings against Asiana to recover certain amounts owed to us pursuant to a freighter service agreement with Asiana. See "Asiana Airlines" in Item 3 above. The freighter service agreement was in force until February 28, 2003 and we believe that we are entitled to the full amount that we would have earned if Asiana had continued to meet its contractual obligation. As of February 28, 2003, we had recorded an account receivable of  $27.2 million from Asiana, which was fully reserved on our books. We did not record any additional income after Asiana ceased making payments. Subsequently, during fiscal year 2004, the $27.2 million account receivable was written off against the fully reserved balance, resulting in no change to the net receivable and no income effect. In July 2005, we received $17.1 million from Asiana in connection with these proceedings. Further information regarding the Asiana claim may be found in Item 3 of this Annual Report.

Goodwill

Two of our business segments, EAGLE and Helicopters, have total goodwill of $5.5 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at least annually and more frequently if an event occurs that indicates that goodwill may be impaired. Our cash flow assumptions are based on historical experience with respect to capacity, expected revenue, operating costs, and other relevant factors. The net carrying value of goodwill determined to be not recoverable is reduced to fair value. During the last three fiscal years, we have not made any reductions to goodwill as there has been no impairment.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes ("SFAS No. 109"). We record provisions for deferred income tax assets and liabilities in order to reflect the net tax effects of temporary differences between (i) the tax basis of assets and liabilities and (ii) their reported amounts in our consolidated financial statements. Such provisions are based upon enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. We establish a valuation allowance when necessary to reduce deferred income tax assets to the amounts expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

Current Fiscal Year

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3. This SFAS No. 154 supersedes Accounting Principles Board Opinion ("APB") No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principles be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007. The Company is evaluating the effect of the adoption of SFAS No. 154 but does not expect the adoption of this statement to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

In April 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that the entity is required to record a liability in financial statements for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The "conditional asset retirement obligation" terminology used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. This interpretation was adopted by us in fiscal year 2006. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

Prior Fiscal Years

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46-R"). FIN 46-R addresses how a company should apply the provisions of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain variable interest entities. In particular, FIN 46-R will apply in those situations in which (i) the company does not have a controlling financial interest in the variable interest entity or (ii) the variable interest entity does not have sufficient equity at risk for the variable interest entity to finance its activities without additional subordinated financial support. In those situations, FIN 46-R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved.

We adopted FIN 46-R as of March 1, 2005. In connection with the adoption of FIN 46-R, management completed an assessment of certain of our affiliated entities including, but not limited to, Ventures Acquisition Company, to determine if there were any variable interest entities that we are required to consolidate.

On July 11, 2005, Ventures Acquisition Company, as Borrower, and Holdings, as Guarantor, entered into a $32.0 million loan agreement with Landsbanki Íslands hf., as Lender, for the purpose of financing Ventures Acquisition Company's purchase of two Boeing 747 aircraft (the "VAC Boeing 747 Aircraft"). See "Note 16 — Long-Term Debt Obligations - Landsbanki Loan Agreement" under Item 8 of this Annual Report. The VAC Boeing 747 Aircraft are leased by Ventures Acquisition Company to Airlines. See "Note 17 - Related Party Transactions - Sale and Lease of Aircraft" under Item 8 of this Annual Report.

As a result of Holdings entering into the guarantee agreement, we re-evaluated our relationship with Ventures Acquisition Company in accordance with the reconsideration provisions of FIN 46-R. Based upon this evaluation, we determined that, as of February 28, 2006, we have a variable interest in Ventures Acquisition Company, a variable interest entity. However, we also determined that we are not the primary beneficiary of Ventures Acquisition Company and, accordingly, we do not include the results of operations and financial condition of Ventures Acquisition Company in our consolidated financial statements.

Pursuant to the disclosure requirements of FIN 46-R for variable interest entities, where we are not the primary beneficiary, we are required to make certain disclosures regarding such variable interest entities. Ventures Acquisition Company is a limited liability company that is solely owned by Mr. Delford M. Smith, our founder and the chairman of our board of directors. Ventures Acquisition Company is engaged in the business of purchasing aircraft and then leasing such aircraft to various of our subsidiaries. Our involvement with these rental activities began in approximately 1998. As of February 28, 2006, Ventures Acquisition Company reported unaudited total assets of approximately $91.7 million. Although the maximum exposure to loss as a result of our involvement with Ventures Acquisition Company is $28.4 million as of February 28, 2006, the approximate loan to market value of the VAC Boeing 747 Aircraft in Ventures Acquisition Company is approximately 57.7%, based on an independent appraisal. Our recourse related to such exposure is limited to the amount of actual losses paid by us.

As a result of the VAC Boeing 747 Aircraft transaction, we also evaluated our accounting related to loan guarantees.

In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, was issued, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As of February 28, 2006, the fair value of the guarantee we issued was not material.

RESULTS OF OPERATIONS FOR FISCAL YEAR 2006 AS COMPARED TO FISCAL YEAR 2005

The following information is derived from the audited consolidated financial statements of Evergreen Holdings, Inc. for fiscal years 2006 and 2005, which are included in Item 8 of this Annual Report.

(in millions)	2006	2005	Increase (decrease)
Operating revenues:
Flight revenue	$547.6	$411.1	$136.5
Sales of aircraft, parts and other property and equipment	26.3	13.3	13.0
Ground handling and logistics services revenue	121.4	111.1	10.3
Support services and other revenue	62.4	45.4	17.0
Total operating revenues	757.7	580.9	176.8
Operating expenses:
Flight costs	89.3	75.9	13.4
Fuel	199.5	123.8	75.7
Maintenance	74.3	76.5	(2.2)
Aircraft and equipment	58.4	49.2	9.2
Cost of sales of aircraft, parts, and other property and equipment	19.6	8.3	11.3
Cost of ground handling and logistics services	103.5	99.8	3.7
Cost of support services and other revenue	77.3	52.1	25.2
Selling, general, and administrative expenses	70.9	64.3	6.6
Total operating expenses	692.8	549.9	142.9
Income from operations	64.9	31.0	33.9
Non-operating (expense) income:
Interest expense	(36.0)	(35.9)	(0.1)
Other non-operating income (expense), net	15.4	(0.8)	16.2
Income (loss) before minority interest and income taxes	44.3	(5.7)	50.0
Minority interest	(1.4)	(1.3)	(0.1)
Income (loss) before income taxes	42.9	(7.0)	49.9
Income tax (expense) benefit	(16.8)	1.7	(18.5)
Net income (loss)	$26.1	$(5.3)	$31.4

Operating Revenue

Total operating revenues for fiscal year 2006 were $757.7 million, which was a $176.8 million, or 30.4%, increase from total operating revenues of $580.9 million for fiscal year 2005.

Flight Revenue — Flight revenue accounted for $547.6 million, or approximately 72.3%, of our total operating revenues for fiscal year 2006. Compared to fiscal year 2005, we experienced a $136.5 million, or 33.2%, increase in our flight revenue.

• Airlines — During fiscal year 2006, Airlines generated $480.5 million of flight revenue, as compared to $371.2 million during fiscal year 2005, resulting in a $109.3 million increase. The increase was primarily attributable to increased revenues from both USAF Air Mobility Command contracts and commercial flight activity.

USAF Air Mobility Command Contracts — Flight revenue earned by Airlines under USAF Air Mobility Command contracts increased by $76.6 million during fiscal year 2006, as compared to fiscal 2005. Approximately $22.7 million of the increase was due to increased utilization of commercial aircraft by the USAF Air Mobility for movements of cargo into the Middle East and other military locations. The remaining $53.9 million increase is primarily attributable to an increase in contract rates for pegged fuel price adjustments. The increased revenues from fuel price adjustments are offset by increased costs in our fuel expense. See "Fuel - Airlines" below.

Commercial Contracts — During fiscal year 2006, flight revenue from our commercial customers increased by $32.7 million as compared to fiscal 2005. Revenue earned from our Boeing 747 commercial flights increased by $36.3 million due to higher utilization for commercial flights out of Asia ($16.9 million) and higher negotiated rates and fuel charges ($19.4 million), while revenue earned from our DC-9 commercial flights decreased by $3.6 million due to the completion of the Company's contract with an air freight services provider in fiscal year 2005. See "Fuel - Airlines" below.

• Helicopters — During fiscal year 2006, Helicopters generated $67.2 million of flight revenue, as compared to $39.9 million for fiscal year 2006, resulting in a $27.3 million increase in revenue. This increase in flight revenue was primarily due to (i) a $12.0 million increase from a full year’s activity on contracts with the United Nations and the U.S. Navy, (ii) an $8.4 million increase as a result of search and rescue, salvage and heavy lift operations following the 2005 hurricane season, (iii) a $6.4 million increase in new government and commercial service contracts, and (iv) a $1.6 million increase in additional contracts being awarded by Providence Hospital in Anchorage, Alaska.   The increase in revenues generated from these new and full-year contracts was partially offset by a $1.1 million reduction in revenues in the Gulf Coast region due to the loss of a contract with Stone Energy Corporation.

Sales of Aircraft, Parts, and Other Property and Equipment— Revenue from sales of aircraft, parts, and other property and equipment was $26.3 million during fiscal year 2006, as compared to $13.3 million during fiscal year 2005, resulting in a $13.0 million, or 97.7%, increase in sales revenue.

• Airlines — Revenue from sales of engines and aircraft parts increased by approximately $1.1 million, primarily due to the sale of four Pratt & Whitney Model JT8D engines during fiscal year 2006.

•         Helicopters — Approximately $2.3 million of the increase in sales revenue was attributable to the sale of a Lockheed Model C130E fixed-wing aircraft to a third party purchasers during fiscal year 2006.

• Air Center— Approximately $1.5 million of the increase in sales revenue was attributable to increased sales of aircraft hulls, engines, and engine parts in our Air Center segment.

• EASL— An approximate $7.5 million increase in sales revenue was primarily due to the sale of three aircraft and an increased volume of high value aircraft part-out sales.

• Agriculture — An approximate $0.5 million increase in sales of other assets in our Agriculture segment was primarily due to the sale of a parcel of land during fiscal year 2006.

      Sales of Aircraft to Affiliates — Revenue from sales of aircraft to affiliates was $11.6 million during fiscal year 2006, as compared to $2.7 million during fiscal year 2005, resulting in an $8.9 million, or 330%, increase in sales revenue. The $8.9 million increase in sales revenue was attributable to the following sales by our EASL segment to Ventures Acquisition Company during fiscal 2006:

•	sales of three Aerospatiale Model SA 330J rotor-wing aircraft (the "Puma Aircraft") for an aggregate sales of $6.8 million

•	the sale of a Sikorsky CH-54 rotor-wing aircraft (the "Sikorsky CH-54 Aircraft") for an aggregate sales price of $2.1 million

        In addition, during each of fiscal 2006 and 2005, EASL sold a Learjet Model 35A aircraft (the "Learjet") to Ventures Acquisition Company for $2.7 million per aircraft.

        Because the sales prices of the Puma Aircraft, the Sikorsky CH-54 Aircraft, and the Learjet were the same as EASL's inventory costs for the aircraft, EASL did not recognize any profit from these sales. See "Note 17 - Related Party Transactions — Sales Transactions" under Item 8 of this Annual Report.

        Ventures Acquisition Company leases all of these aircraft to our Helicopters segment under three-year lease agreements. See "Note 17 - Related Party Transactions - Lease Transactions" under Item 8 of this Annual Report.

Ground Handling and Logistics Services Revenue — Our EAGLE segment generated $121.4 million of revenue from ground handling and logistics services during fiscal 2006, as compared to $111.1 million during fiscal 2005, resulting in a $10.3 million, or 9.3%, increase in revenue.

Commercial Customers— An increase in volume of services provided by EAGLE to its domestic and international commercial customers accounted for the $7.1 million increase in EAGLE's revenues from commercial contracts.

United States Postal Service— EAGLE's revenue from contracts with the U.S. Postal Service had a net increase of $3.2 million primarily related to volume increases of our shared network ("SNET") contracts.

Support Services and Other Revenue — Support services and other revenue was $62.4 million during fiscal year 2006, as compared to $45.4 million during fiscal year 2005, resulting in a $17.0 million, or 37.4%, increase in revenue.

•         Air Center — An increase in the level of heavy aircraft maintenance, line maintenance services, and aircraft storage services provided by the Air Center to third parties resulted in a $10.8 million increase in support services revenue.

• Airlines — Increases in the volume of air and ground transportation logistics services provided resulted in a $5.5 million increase in support services revenue.

•         Helicopters — A $1.0 million increase in support services revenue was primarily attributed to increased third party maintenance facility revenues and fuel sales from the fixed based operations in the Gulf Coast region due to hurricane relief efforts.

• Agriculture — A decrease of $0.3 million in support services revenue was primarily due to lower sales of Christmas trees and lower yields with grasses.

Operating Expenses

        Total operating expenses during fiscal 2006 were $692.8 million, which was a $142.9 million, or 26.0%, increase from $549.9 million of expense during fiscal year 2005.

Flight Costs— Flight costs were $89.3 million during fiscal 2006, as compared to $75.9 million during fiscal 2005, resulting in a $13.4 million, or 17.7% increase in expense.

• Airlines — Flight costs for Airlines increased by $9.7 million, primarily as a result of increased commissions paid on USAF Air Mobility Command and commercial contracts.

Increases in Expense— The increased flight activity for USAF Air Mobility Command resulted in a $7.6 million increase in the amount of commissions that Airlines paid on those contracts. Also, with the increased flight activity, crew costs and overfly charges increased by approximately $4.3 million.

Decreases in Expense— The above increases were partially offset by a reduction in the number of flights to and through Europe which reduced our flight costs by $1.2 million. In addition, we incurred $1.0 million less in flight costs in fiscal year 2006 due to the completion of an air freight services contract.

•         Helicopters — Flight costs for Helicopters increased by $3.7 million, primarily due to the additional flight crew costs, training costs, and travel expenses associated with an increase in the number of helicopter contracts for fiscal year 2006, as compared to fiscal year 2005.

Fuel — Fuel expense was $199.5 million during fiscal 2006, as compared to $123.8 million during fiscal 2005, resulting in a $75.7 million, or 61.1%, increase in fuel expense.

•         Airlines — Airlines' fuel expense increased by $75.9 million. Approximately $64.8 million of the increase in fuel expense was attributable to sharply rising prices for aviation fuel within the commercial flight sector. Another $11.0 million increase in fuel expense was attributable to an increase in the number of block hours flown by our aircraft for USAF Air Mobility Command and commercial contracts.

•         Helicopters — Helicopters' fuel expense decreased by approximately $0.2 million. The decrease was primarily attributable to our customers assuming direct responsibility for the purchase of aviation fuel.

Maintenance — Aircraft maintenance expense was $74.3 million during fiscal year 2006, as compared to $76.5 million during fiscal year 2005, resulting in a $2.2 million, or 2.9%, decrease in expense.

•        Airlines— Maintenance expenses for our Airlines segment decreased by approximately $4.9 million. The decrease was primarily attributable to (i) $5.0 million of expense incurred in the prior fiscal year in connection with the return of two leased DC-9 aircraft and (ii) a $3.0 million decrease in maintenance expense due to decreased DC-9 aircraft flight activity during fiscal year 2006. These decreases were partially offset by an approximate $3.1 million increase in maintenance expense for our Boeing 747 fleet due to increased utilization during the current fiscal year.

•         Helicopters — Maintenance expense for Helicopters' aircraft increased by approximately $2.7 million. The increase in maintenance was primarily attributable to the increased flight activity which resulted from corresponding increases in helicopter services contracts for the current fiscal year, as compared to the prior fiscal year.

Aircraft and Equipment Expense — Aircraft and equipment expense was $58.4 million during fiscal year 2006, as compared to $49.2 million during fiscal year 2005, resulting in an $9.2 million, or 18.7%, increase in expense.

• Airlines — Aircraft and equipment expense for our Airlines segment increased by $1.9 million during fiscal year 2006, as compared to fiscal year 2005.

Decreases in Expense— The following factors contributed to the decrease in aircraft and equipment expense for our Airlines' segment: (i) a $0.4 million reduction in aircraft insurance costs, (ii) a $2.6 million reduction in engine rental expense as we began utilizing owned engines in place of leased engines, and (iii) a $1.6 million reduction in aircraft lease expense attributable to the expiration of a DC-9 aircraft lease.

Increases in Expense— The above reductions were partially offset by (i) a $5.3 million increase in aircraft lease expense primarily attributable to the addition of the VAC Boeing 747 Aircraft to our leased aircraft fleet (see "Lease Transactions" in "Note 17 - Related Party Transactions" in Item 8 of this Annual Report) and (ii) a $1.2 million increase in depreciation expense.

•         Helicopters— A $7.3 million increase in aircraft and equipment expense for our Helicopters segment was primarily attributable to an increase in helicopter lease expenses. During fiscal year 2006, Helicopters increased the number of leased aircraft in its fleet in order to service long-term commercial contracts. Most of these aircraft are under three-year leases.

Cost of Sales of Aircraft, Parts, and Other Property and Equipment— Cost of sales of aircraft, parts, and other property and equipment was $19.6 million during fiscal year 2006, as compared to $8.3 million during fiscal year 2005, resulting in an $11.3 million, or 136.1%, increase in cost of sales.

•         Airlines — Cost of sales in our Airlines segment increased by approximately $1.8 million, primarily due to sales of four Pratt & Whitney JT8D engines during fiscal year of 2006. See "Operating Revenue - Sales of Aircraft, Parts, and Other Property and Equipment" above.

• EAGLE — EAGLE's cost of sales increased $0.2 million due to increased sales of containers during fiscal year 2006.

•         Helicopters — Cost of sales in our Helicopters segment increased by approximately $2.1 million due to fiscal year 2006 sales of aircraft and parts, which included a Lockheed Model C130E fixed-wing aircraft and a Bell Model 206L-III rotor-wing aircraft.

• Air Center — The Air Center's cost of sales increased by approximately $0.9 million due to increased sales volume of materials and parts to third parties.

• EASL — EASL's cost of sales for fiscal 2006 increased approximately $6.2 million over fiscal 2005 due to the increased sales volume in fiscal year 2006.

• Agriculture — Agriculture's cost of sales increased by $0.1 million due to increased sales of land during fiscal year 2006.

Cost of Sales of Aircraft to Affiliates — Cost of sales of aircraft to affiliates was $11.6 million during fiscal year 2006, as compared to $2.7 million during fiscal year 2005, resulting in an $8.9 million, or 330%, increase in cost of sales.

        The increase in cost of sales in fiscal year 2006 was attributable to the sales of the Puma Aircraft and the Sikorsky CH-54 Aircraft by our EASL segment to Ventures Acquisition Company. See "Operating Revenue - Sales of Aircraft, Parts, and Other Property and Equipment" above. In addition, during each of fiscal years 2006 and 2005, EASL sold a Learjet Model 35A aircraft to Ventures Acquisition Company for $2.7 million per aircraft.

        Because the sales prices of the Puma Aircraft, the Sikorsky CH-54 Aircraft, and the Learjet aircraft were the same as EASL's inventory costs for these aircraft, EASL did not recognize any profit from these sales.

        Ventures Acquisition Company leases these aircraft to Helicopters under three-year lease agreements. See "Note 17 - Related Party Transactions - Lease Transactions" under Item 8 of this Annual Report.

Cost of Ground Handling and Logistics Services — Cost of ground handling and logistics services was $103.5 million during fiscal year 2006, as compared to $99.8 million during fiscal year 2005, resulting in a $3.7 million, or 3.7%, increase in expense. The increase was primarily attributable to a $3.2 million increase in labor expense and a $1.5 million increase in equipment expense attributable to expansion of services provided by EAGLE commercial customers. Facility expense decreased $0.8 million as compared to the prior year.

Cost of Support Services and Other Support Costs — Cost of support services and other revenue was $77.3 million during fiscal year 2006, as compared to $52.1 million during fiscal year 2005, resulting in a $25.2 million, or 48.4%, increase in support costs. Cost of support services increased in the following areas:

•        Airlines— approximately $2.6 million of the increase was attributable to increased landing fees and ground handling expenses, and $4.8 million was attributable to increased costs associated with the increased volume of air and ground transportation logistics services provided to third parties by a subsidiary in our Airlines segment

•        Air Center— Other Support costs increased by $16.4 million which was attributable to increased support costs for providing heavy aircraft maintenance, line maintenance, and aircraft storage services at the Air Center.

• Helicopters— approximately $1.0 million of the increase was attributable to support costs associated with the provision of helicopter support services.

• EASL — In fiscal year 2006 other support costs decreased by $0.1 million dollars over fiscal year 2005 due to decreases in insurance and operating supply expenses.

•        Agriculture— approximately $0.3 million of the increase was attributable to increased costs related to grape juice spoilage. Another $0.4 million in expense was taken as a crop loss for stunted noble fir trees. These increased expenses were offset by a decrease of $0.2 million in costs of nursery brokerage material.

Selling, General, and Administrative — Total selling, general, and administrative expense during fiscal year 2006 was $70.9 million, as compared to $64.3 million during fiscal year 2005, resulting in a $6.6 million, or 10.2% increase in expense. The increase was primarily attributable to increases in payroll, travel, legal and consulting services, and supplies.

Interest Expense

Interest expense during each of fiscal years 2006 and 2005 was $36.0 and $35.9 million respectively. During fiscal year 2006, as compared to fiscal year 2005, higher interest rates charged by our lenders resulted in an increase in interest expense. This increase was offset by reductions in our outstanding debt balances and the receipt of $0.5 million in interest income that we received on breach of contract damages that were awarded to us in the Asiana litigation. See "Gain on insurance and legal settlements" in "Note 13 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 21 - Contingencies and Commitments" in Item 8 of this Annual Report.

Other Non-Operating Expense and Income

        During fiscal year 2006, we recognized $15.4 million of other non-operating income, which was a $16.2 million increase in income from $0.8 million of other non-operating expense during fiscal year 2005.

Approximately $13.6 million of this increase resulted from the breach of contract damages awarded to us in fiscal year 2006 in the Asiana litigation which totaled $15.5 million, net of legal costs, compared with $1.9 million of insurance and legal settlement gains in fiscal 2005. See "Gain on insurance and legal settlements" in "Note 13 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 21- Contingencies and Commitments" in Item 8 of this Annual Report. Write-offs of unamortized loan acquisition costs were $2.9 million less in fiscal 2006 compared to fiscal 2005. Foreign exchange gains recorded in fiscal year 2006 were $0.3 million higher compared to fiscal year 2005. Partially offsetting these increases were lower realized gains on property and equipment and higher expenses for penalties and legal fees on loan prepayments. These expenses were $0.6 million higher in fiscal 2006 compared to fiscal year 2005.

Income Tax Expense

        Our income tax expense for fiscal year 2006 was $16.8 million, as compared to an income tax benefit of $1.7 million for fiscal year 2005, resulting in a $18.5 million increase in expense. The increase in income tax expense was attributable to a $49.9 million increase in pre-tax income for fiscal year 2006, as compared to fiscal year 2005. The income tax expense for fiscal year 2006 and the income tax benefit for fiscal year 2005 were both computed at the statutory rate of 34.0% for federal tax and a blended rate of approximately 4.1% for state taxes.

The following table sets forth the calculation of our income tax (expense) benefit for fiscal years 2006 and 2005:

(in thousands)	2006	2005
Income (loss) before income taxes	$42,937	$(7,041)
Combined federal and state tax rates	38.13%	38.13%
"Expected" income tax (expense) benefit	(16,371)	2,684
Other adjustments	(462)	(971)
Income tax (expense) benefit	$(16,833)	$1,713

At February 28, 2006 and February 28, 2005, we had federal income tax net operating loss carryforwards of $40.3 million and $96.0 million, respectively. The change in federal net operating loss is attributable to the utilization of federal net operating loss in the amount of $52.1 million for fiscal year 2006 and $3.6 million for fiscal year 2005. At February 28, 2006 and February 28, 2005, we had state income tax net operating loss carryforwards of $55.3 million and $73.8 million, respectively. These net operating loss carryforwards expire in the years 2007 through 2025. During fiscal years 2006 and 2005, we reduced our taxes currently payable by $17.1 million and $0.9 million, respectively, from the utilization of federal net operating loss carryforwards. At February 28, 2006 and February 28, 2005, we had an alternative minimum tax (AMT) credit available of $11.6 million and $10.5 respectively, which is available to offset future regular taxes that are in excess of future alternative minimum taxes. Under current tax law, the carryforward period for the AMT credit is unlimited.

Net Income

Net income was $26.1 million in fiscal year 2006 compared to a net loss of $5.3 million in fiscal year 2005. Approximately one-third of our net income in fiscal year 2006 resulted from the breach of contract damages awarded to us in the Asiana litigation.

RESULTS OF OPERATIONS FOR FISCAL YEAR 2005 AS COMPARED TO FISCAL YEAR 2004

The following information is derived from the audited consolidated financial statements of Evergreen Holdings, Inc. for fiscal years 2005 and 2004, which are included in Item 8 of this Annual Report.

(in millions)	2005	2004	Increase (decrease)
Operating revenues:
Flight revenue	$411.1	$377.7	$33.4
Sales of aircraft, parts and other property and equipment	13.3	17.3	(4.0)
Ground handling and logistics services revenue	111.1	99.8	11.3
Support services and other revenue	45.4	40.8	4.6
Total operating revenues	580.9	535.6	45.3

Operating expenses:
Flight costs	75.9	73.8	2.1
Fuel	123.8	96.8	27.0
Maintenance	76.5	73.3	3.2
Aircraft and equipment	49.2	49.8	(0.6)
Cost of sales of aircraft, parts, and other property and equipment	8.3	13.7	(5.4)
Cost of ground handling and logistics services	99.8	89.1	10.7
Cost of support services and other revenue	52.1	39.0	13.1
Selling, general, and administrative expenses	64.3	77.1	(12.8)
Total operating expenses	549.9	512.6	37.3
Income from operations	31.0	23.0	8.0

Non-operating (expense) income:
Interest expense	(35.9)	(34.8)	(1.1)
Other non-operating (expense) income, net	(0.8)	4.4	(5.2)
(Loss) income before minority interest and income taxes	(5.7)	(7.4)	1.7

Minority interest	(1.3)	(1.1)	(0.2)
(Loss) income before income taxes	(7.0)	(8.5)	1.5

Income tax benefit (expense)	1.7	2.0	(0.3)
Net (loss) income	$(5.3)	$(6.5)	$1.2

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

Commercial Contracts — During fiscal year 2005, flight revenue from our commercial customers increased by $53.0 million as compared to fiscal year 2004. Increased utilization of our Boeing 747 fleet for commercial flights out of Asia accounted for a $60.9 million increase in commercial flight revenue. However, those increases were partially offset by a $7.9 million decrease in DC-9 commercial flight revenue due to the completion of two air cargo contracts with an air freight services provider and the U.S. Postal Service.

USAF Air Mobility Command Contracts — Although we increased our USAF Air Mobility Command contract prices for pass-throughs of fuel price escalations and we were able to better utilize and position our aircraft on one-way flights to Europe, our total flight revenue from USAF Air Mobility Command missions during fiscal year 2005 decreased by $24.7 million, as compared to fiscal year 2004, primarily due to:

•
a decision during the first quarter of fiscal year 2005 by the USAF Air Mobility Command to shift away from the use of commercial aircraft in favor of using organic military transport aircraft for movements of cargo into Iraq

•	a reduction in aircraft availability due to periodic maintenance and enhancement modifications

•	a shift in the utilization of our Boeing 747 fleet capacity from USAF Air Mobility Command missions to commercial air cargo flights out of Asia.

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

Ground Handling and Logistics Services Revenue — EAGLE generated $111.1 million of revenue from ground handling and logistics services during fiscal year 2005 as compared $99.8 million during fiscal year 2004, resulting in an $11.3 million, or 11.3%, increase in revenue.

During fiscal year 2005, EAGLE expanded the volume of ground handling and logistics services provided to British Airways, resulting in a $5.9 million increase in revenue. EAGLE also increased the volume of ground handling and logistics services provided to its other domestic and foreign commercial customers, resulting in a $3.7 million increase in revenue.

In addition, we recognized a $1.7 million increase in revenues from our U.S. Postal Service contract. The increase was primarily attributable to a $4.1 million increase in the applicable labor rates for our SNET contracts with the U.S. Postal Service. See "Operating Expenses - Cost of Ground Handling and Logistics Services" below. This increase was partially offset by a $2.4 million decrease in volume of services provided.

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

•
Agriculture — During fiscal year 2005, Agriculture's revenues decreased by $1.5 million, primarily as a result of a decrease in the sale of hazelnuts. During fiscal year 2004, Agriculture purchased and then re-sold the hazelnut crop of Greenpatch Farms, which generated sales revenue for Agriculture. However, during fiscal year 2005, Agriculture did not purchase the hazelnut crop, but instead merely served as a broker for the sale of the crop by Greenpatch Farms.

The decrease in Agriculture's revenue during fiscal year 2005 was also partially attributable to (i) a decrease in grass seed sales due to a lower crop yield and (ii) decreased sales of processed agricultural products due to a change in marketing strategy.

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

Increases in Expense— A $3.1 million increase in Airlines' flight costs was attributable to increases in crew costs and travel-related expenses as a result of both the expansion and increase in the number of our commercial air cargo flights from Asia. In addition, the commission rate we pay to our USAF Air Mobility Command teaming member increased with the new contract, resulting in a $0.7 million increase in commissions expense.

Decreases in Expense— Better positioning of our aircraft on transatlantic flights resulted in a decrease in the number of flights that we flew to and through Europe, thereby reducing our flight costs by $1.5 million. We also recognized a $1.7 million reduction in flight costs due to the completion of an air freight services contract.

•         Helicopters— Flight costs for Helicopters increased by approximately $1.5 million, primarily due to the additional flight crew costs, training costs, and travel expenses associated with an increase in the number of helicopter contracts for fiscal year 2005, as compared to fiscal year 2004.

Fuel — Fuel expense was $123.8 million for fiscal year 2005, as compared to $96.8 million for fiscal year 2004, resulting in a $27.0 million, or 27.9%, increase in fuel expense.

•         Airlines— Airlines' fuel expense increased by $25.8 million. Most of the increase in fuel expense was attributable to sharply rising prices for aviation fuel within the commercial flight sector. Fuel expense for USAF Air Mobility Command missions also increased, but only moderately, because the pegged contract fuel rate for military flights is more favorable than for commercial contracts.

•         Helicopters — Helicopters' fuel expense increase of $1.2 million was primarily attributable to (i) increased consumption due to increased flight activity and (ii) general increases in aviation fuel prices.

Maintenance — Aircraft maintenance expense was $76.5 million for fiscal year 2005, as compared to $73.3 million for fiscal year 2004, resulting in a $3.2 million, or 4.4%, increase in expense.

•        Airlines— Maintenance expense for Airlines increased by approximately $4.2 million. Our amortization expense for capitalized airframe maintenance costs increased by $4.8 million, primarily as a result of $5.0 million of maintenance expense incurred in connection with the scheduled lease expirations for two DC-9 aircraft. See "Note 7 - Expiration of Aircraft Lease" in Item 8 of this Annual Report. The increase in amortization expense was partially offset by decreases in our capitalized engine overhaul costs due to continued use of leased engines.

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

• Airlines — In general, during fiscal year 2005 Airlines was able to reduce its aircraft costs by $3.4 million primarily as a result of:

•	a $2.3 million reduction in engine rental expense due to lower lease rates
•	a $0.5 million reduction in aircraft insurance costs
•	a $0.6 million reduction in the depreciation of DC-9 aircraft components

These reductions were partially offset by $1.3 million of impairment charges to the net carrying value of our DC-9 aircraft fleet. See "Note 6 - Impairment of Assets" in Item 8 of this Annual Report.

•         Helicopters— An approximate $1.5 million increase in aircraft and equipment expense for Helicopters was primarily attributable to increases in helicopter lease expenses, as partially offset by decreases in depreciation expense.

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

Cost of Ground Handling and Logistics Services — Cost of ground handling and logistics services was $99.8 million for fiscal year 2005, as compared to $89.1 million for fiscal year 2004, resulting in a $10.7 million, or 12.0%, increase in expense. The increase was primarily attributable to:

•	a $2.8 million increase in labor expense due to expansion of services provided to British Airways
•	a $3.8 million increase in the applicable labor rates for our SNET contracts with the U.S. Postal Service. See "Operating Revenue - Ground Logistics Services Revenue" above

•	a $2.3 million increase in expenses for equipment and fuel due to expansion of services for new customers
•	a $0.4 million charge for workman's compensation expense
•	a $1.4 million reclassification of allocated corporate expenses from cost of ground logistics services to selling, general and administrative services

Cost of Support Services and Other Revenue — Cost of support services and other revenue was $52.1 million for fiscal year 2005, as compared to $39.0 million for fiscal year 2004, resulting in a $13.1 million, or 33.6%, increase in support costs. Cost of support services increased in the following areas during fiscal year 2005:

•	approximately $8.0 million of the increase was attributable to increased landing fees and ground handling expenses in our Airlines segment due to increased flight activity
•	approximately $5.4 million of the increase was attributable to increased support costs at the Air Center due to an increase in the volume of aircraft maintenance services provided to third parties
•	approximately $2.4 million of the increase was attributable to additional support costs incurred by our Helicopters and EAGLE segments due to the increased volume of services in those segments

Agriculture — In comparison to the above increases in other support costs, Agriculture's cost of goods sold decreased by $2.8 million during fiscal year 2005.

•         Approximately $2.1 million of the decrease was attributable to a decrease in sales of hazelnuts during fiscal year 2005 as compared to fiscal year 2004. During fiscal year 2004, Agriculture purchased and then resold the hazelnut crop of Greenpatch Farms, which generated cost of goods sold for Agriculture. However, Agriculture did not purchase the fiscal year 2005 hazelnut crop, but instead served as the broker for the sale of the crop by Greenpatch Farms, resulting in a corresponding decrease in Agriculture's cost of goods sold with respect to the sale of Greenpatch Farms' fiscal year 2005 hazelnut crop.

• Agriculture's fiscal year 2005 cost of goods sold was also lower due to (i) lower grass seed sales and (ii) decreased sales of processed agricultural products due to a change in marketing strategy.

Selling, General, and Administrative — Total selling, general, and administrative expense for fiscal year 2005 was $64.3 million, as compared to $77.1 million for fiscal year 2004, resulting in an $12.8 million, or 16.6% decrease in expense. The decrease was primarily attributable to the following factors:

•	approximately $7.1 million was attributable to company-wide reductions in payroll costs, professional fees, and travel expense

•
approximately $2.1 million was attributable to the professional fees and travel expenses incurred during fiscal year 2004 in conjunction with the restructuring of our long-term debt and issuance of the Indenture Notes in May 2003

•	approximately $2.0 million was attributable to a fiscal year 2004 increase in EAGLE's bad debt allowance

•	approximately $1.0 million was attributable to a decrease in the salary compensation paid to Mr. Smith under his Employment Agreement

•	approximately $0.6 million was attributable to a reclassification by EASL of certain "selling, general, and administrative costs" as "costs of support services and other revenue"

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

During fiscal year 2005, we incurred $3.8 million of non-operating expense that was primarily attributable to loan prepayment penalties, legal fees, and the write-off of unamortized loan acquisition costs which were incurred in conjunction with the full repayment and termination of our revolving line of credit with PNC Bank, N.A. ("PNC Bank") in May 2004. The expense was partially offset by (i) a $1.9 million gain recorded by Airlines on insurance proceeds received from a bird strike incident (as discussed below) and (ii) a $0.9 million gain realized on the sale of land and farming equipment in Agriculture.

Gains from Insurance Settlements — During fiscal year 2005, we received a $3.1 million settlement on an insurance claim related to damages sustained by a Boeing 747 engine as the result of a bird strike incident. After application of engine repair costs of $1.2 million, we realized a gain from insurance proceeds of $1.9 million.

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

The following table sets forth the calculation of our income tax benefit for fiscal years 2005 and 2004:

(in thousands)	2005	2004
Income (loss) before income taxes	$(7,041)	$(8,514)
Combined federal and state tax rates	38.13%	38.13%
"Expected" income tax benefit	2,684	3,246
Other adjustments	(971)	(1,226)
Income tax benefit	$1,713	$2,020

At February 28, 2005 and February 29, 2004, we had federal income tax net operating loss carryforwards of $96.0 million and $88.8 million, respectively. At February 28, 2005 and February 29, 2004, we had state income tax net operating loss carryforwards of $73.8 million and $34.5 million, respectively. These net operating loss carryforwards expire in the years 2007 through 2026. During fiscal years 2005 and 2004, we reduced our taxes currently payable by $0.9 million and $0, respectively, from the utilization of net operating loss carryforwards. At February 28, 2005 and February 29, 2004, we had an alternative minimum tax (AMT) credit available of $10.5 million which is available to offset future regular taxes that are in excess of future alternative minimum taxes. Under current tax law, the carryforward period for the AMT credit is unlimited.

LIQUIDITY

At February 28, 2006 and February 28, 2005, we had cash and cash equivalents of $2.7 million.

Cash Flows from Operating Activities

During fiscal year 2006, we generated $109.2 million of cash from our operating activities, as compared to $70.6 million and $53.1 million during fiscal years 2005 and 2004, respectively.

During Fiscal Year 2006 — Net income of $26.1 million, non-cash depreciation and amortization expenses of $65.6 million, a $14.9 million increase in deferred income taxes, non-cash impairment charges on aircraft, the write-off of unamortized loan acquisition costs, gain on disposal of property and equipment, and foreign currency gains of approximately $2.5 million, a $11.7 million decrease in inventories, and a $5.2 million increase in accounts payable accounted for most of our positive cash flow from operating activities during fiscal year 2006. Of the $26.1 million of positive cash from net income, $16.6 million came from the breach of contract damages that were awarded to us in the Asiana Litigation, and an additional $0.5 million came from the interest on that award. See "Gain on insurance and legal settlements" in "Note 13 - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 21 - Contingencies and Commitments" in Item 8 of this Annual Report.

        Negative cash flows such as (i) a $13.0 million increase in outstanding accounts receivable balances, (ii) an approximate $1.3 million increase in prepaid expenses, and (iii) an approximate $1.8 million increase in receivables from affiliates, reduced the positive cash flow from operations to a net cash flow of $109.2 million.

        During Fiscal Year 2005 — In comparison, during fiscal year 2005, non-cash depreciation and amortization expenses of $70.9 million, a $35.2 million increase in accounts payable and accrued liabilities, and a $3.5 million write-off of unamortized loan acquisition costs accounted for most of our positive cash flow from operating activities. Non-cash impairment charges on aircraft, a decrease in prepaid expenses, and payments received on accounts receivable from affiliates also increased cash flow by approximately $5.9 million in fiscal year 2005.

        The positive cash flow from operating activities in fiscal year 2005 was partially reduced primarily as a result of (i) our $5.3 million net loss, (ii) a $23.0 million increase in outstanding accounts receivable balances, (iii) a $13.9 million increase in inventories, and (iv) a $1.4 million increase in deferred income taxes and income taxes payable.

Cash Flows from Investing Activities

         During fiscal year 2006, we used $78.3 million of cash for investing activities, as compared to a use of $67.6 million of cash during fiscal 2005.

        During Fiscal Year 2006 — Purchases of aircraft parts and airframes, scheduled overhauls of engines, and upgrades and enhancements for our aircraft resulted in a $79.5 million use of cash. In addition $6.0 million in cash was used related to other non-fixed assets. This use of cash was partially offset by (i) $6.3 million of cash received from the disposal of property and equipment and (ii) $1.5 million of cash received as payments on notes receivable from affiliates.

         As of the date of this Annual Report, we have agreements to purchase four helicopters and three fixed-wing airframes. The total commitment for the purchase of these aircraft is $57.4 million, of which $2.8 million in deposits have already been paid. We expect to finance the purchase of these aircraft primarily through third-party or affiliate financing. See "Table of Contractual Obligations" below.

        During Fiscal Year 2005 — Purchases of aircraft parts and airframes, scheduled overhauls of engines, and upgrades and enhancements for our aircraft resulted in a $69.8 million use of cash for capital expenditures. We also used approximately $3.9 million of cash for payment of capitalized loan acquisition costs and other non-fixed assets.

         These uses of cash were partially offset by (i) $3.1 million of cash received from insurance settlements, (ii) $2.8 million of cash received from the disposal of property and equipment, and (iii) $1.5 million of payments received on notes receivable from affiliates.

Cash Flows from Financing Activities

         During fiscal year 2006, we used $30.8 million of cash in financing activities, as compared to $4.3 million of cash that was used in financing activities during fiscal year 2005.

        During Fiscal Year 2006 — During fiscal year 2006, we received $5.7 million of cash proceeds from long-term financing, and used $29.3 million of cash for payments on our Secured Credit Facility and $7.2 million of cash for payments on various equipment purchase notes. Of the $36.5 million of cash used for payments on our Secured Credit Facility, approximately $17.1 million was funded from the $17.2 million award for damages, interest and costs that we received in July 2005 from the Asiana judgment. See "Gain on Asiana Litigation" in "Note 13  - Other Non-Operating Income (Expense), Net" and "Asiana Airlines" in "Note 21 Contingencies and Commitments" in Item 8 of this Annual Report.

        During Fiscal Year 2005 — During fiscal year 2005, we received approximately $222.4 million of cash proceeds from long-term financing, and used approximately $226.8 million of cash for payments on previously existing long-term debt obligations.

CAPITAL RESOURCES

At February 28, 2006, our total long-term debt balance was $276.3 million, which was a $30.8 million decrease from our long-term debt balance of $307.1 million at February 28, 2005. Our long-term debt is comprised of a $215.0 million outstanding balance on the Indenture Notes, a $50.2 million outstanding balance on the Secured Credit Facility, a $4.4 million outstanding balance on a construction loan and outstanding balances of $6.7 million on various equipment purchase notes.

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

The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Evergreen Vintage Aircraft, Inc. ("Vintage"), a wholly-owned subsidiary of Holdings. The Indenture Notes are designated as senior second secured obligations. As a result, the Indenture Notes rank equally with all of Aviation's existing senior or unsubordinated debt, and are senior to any of Aviation's future senior subordinated or unsubordinated debt.

To the extent of assets securing both the Indenture Notes and the Secured Credit Facility (see "Secured Credit Facility" below), the Indenture Notes are effectively second in priority to our indebtedness under the Secured Credit Facility. However, to the extent of the assets securing the Indenture Notes, the Indenture Notes are senior to our unsecured debt obligations. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation's subsidiaries, and the Trust. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Agriculture, Vintage, and our foreign subsidiaries.

Interest Rate The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15th and November 15th of each year. On May 10, 2006, we funded the semi-annual payment of accrued interest on the Indenture Notes in the amount of $12.9 million. We funded payment of the accrued interest from our operations. The next semi-annual payment of accrued interest on the Indenture Notes, in the amount of $12.9 million, is due and payable on November 15, 2006. We intend that payment of the accrued interest will be funded from our operations.

Optional Redemption The Indenture Notes mature on May 15, 2010, at which time the outstanding principal of the Indenture Notes, plus all accrued and unpaid interest, will become due. However, we may elect to redeem the Indenture Notes prior to the maturity date. The Indenture Notes are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

If redeemed during the 12-month period commencing:	Redemption Price

May 15, 2007	106%
May 15, 2008	103%
May 15, 2009 and thereafter	100%

Repurchase of Indenture Notes Upon Certain Asset Sales as a Change in Control  If an Asset Sale or a Change of Control (as defined in the Indenture) occurs, each holder of Indenture Notes will have the right to require us to repurchase all or part of the holder's Indenture Notes at a price set forth in the Indenture.

Covenant Compliance  The Indenture Notes impose certain financial and non-financial covenant restrictions on Aviation and its restricted subsidiaries. Such covenant restrictions include, but are not limited to, restrictions on our ability to:

•	incur additional debt or create liens

•	pay dividends or acquire shares of capital stock

•	make payments on subordinated debt or make investments

•	make distributions from restricted subsidiaries

•	issue or sell capital stock of restricted subsidiaries

•	issue guarantees

•	sell or exchange assets, or make capital expenditures

•	enter into transactions with shareholders and affiliates

•	effect mergers and other changes of control

As of February 28, 2006, we were in compliance with these covenants.

        If Aviation or any of its restricted subsidiaries violates any of these covenants and are unable to obtain waivers, we would be in default under the Indenture Notes and the debt could be accelerated.

Secured Credit Facility

On May 13, 2004, we entered into the Secured Credit Facility with Wells Fargo Foothill, Inc. and Capital Source Finance LLC, as successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan (as defined below) (collectively, "the Wells Fargo Lenders"). The Secured Credit Facility is a three-year senior secured credit facility that consists of two loans — a $50.0 million term loan (the "Term Loan") and a $50.0 million revolving loan (the "Revolving Loan"). The Secured Credit Facility is collateralized by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Vintage.

The Secured Credit Facility terminates in May 2007, at which time all outstanding amounts of principal, accrued and unpaid interest, and any other fees and expenses owed under the Secured Credit Facility will be due and payable in full.

Interest Rates The Term Loan bears interest at an annual rate of either LIBOR plus 5.5% or prime plus 3.0%, and the Revolving Loan bears interest at an annual rate of either LIBOR plus 3.0% or prime plus 0.5%. So long as we are not in default under the Secured Credit Facility, we may elect at any time to have interest on all or a portion of the advances on the Revolving Loan or the Term Loan calculated under the applicable LIBOR interest rate option. LIBOR interest rate elections are available for LIBOR periods of 1, 2, 3, or 6 months. Interest on a LIBOR rate loan is payable on the last day of the LIBOR period (if the elected LIBOR period is less than three months) or on the last day of each three month interval (if the elected LIBOR period is six months). For any portion of the Term Loan or revolving loan which is not covered by a LIBOR interest rate election, monthly payments of accrued interest are due on the first day of each month.

Term Loan Advances The $50.0 million Term Loan was fully funded at the closing of the Secured Credit Facility. No additional advances are permitted under the Term Loan at any time, and any principal amount of the Term Loan which is repaid or prepaid may not be reborrowed. We are required to make payments of principal on the Term Loan in monthly installments of $0.5 million. Payment of the monthly principal installments commenced on June 1, 2004 and will continue on the first day of each succeeding calendar month throughout the term of the Secured Credit Facility. Then, unless paid in full earlier, all outstanding principal and accrued and unpaid interest of the Term Loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

Revolving Loan Advances During the term of the Secured Credit Facility, we may receive advances of principal on the Revolving Loan at any time. However, the outstanding principal of the Revolving Loan may not at any time be greater than an amount which is determined by reference to certain of our eligible receivables and eligible inventory. See "Loan Balance and Availability" below. We may also make payments of principal on the Revolving Loan at any time. All outstanding principal and all accrued and unpaid interest of the Revolving Loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

Loan Balance and Availability As of February 28, 2006, the outstanding balance of the Secured Credit Facility was $50.2 million. Taking into consideration the limitations on our ability to obtain additional advances of principal from the Revolving Loan (see "Revolving Loan Advances" above) and the Minimum Availability Requirement (see "Covenant Compliance" below), as of February 28, 2006, our availability under the Secured Credit Facility was $33.8 million.

Covenant Compliance We are subject to certain financial and non-financial covenants under the Secured Credit Facility. For example, as defined in the Senior Credit Facility, we must maintain: (i) either a qualified cash reserve balance or an undrawn availability on the Revolving Loan of not less than $5.0 million (the "Minimum Availability Requirement"), (ii) minimum thresholds with respect to certain consolidated and non-consolidated EBITDA, and (iii) a minimum ratio with respect to fixed charge coverages.

The following are the required covenant thresholds under the Secured Credit Facility for the twelve-month period ending February 28, 2006:

Consolidated EBITDA Covenant — The covenant requires a consolidated annual EBITDA in a minimum amount of $100.0 million.

Airlines EBITDA Covenant — The covenant requires an annual EBITDA for Airlines in a minimum amount of $85.0 million.

Fixed Charge Coverage Covenant — The covenant requires a fixed charge coverage in a minimum ratio of 1.10 to 1.00.

In addition, the amount of capital expenditures, as defined in the agreement, that we may make in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility.

As of February 28, 2006, we were in compliance with each of these covenants.

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

Notice and Waiver of Specified Events of Default under Secured Credit Facility On June 1, 2005, the Wells Fargo Lenders notified us that the Wells Fargo Lenders believed that we were in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

•	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note (defined below)

•	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility)

•	making an unpermitted investment toward the purchase of two Boeing 747 airplanes (the "VAC Boeing 747 Aircraft")

•	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the VAC Boeing 747 Aircraft

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

         Amendment Number Two to Secured Credit Facility On June 14, 2005, we entered into an Amendment Number Two and Waiver to Loan and Security Agreement (the "Amendment Number Two") with the Wells Fargo Lenders whereby the Wells Fargo Lenders agreed to waive the Specified Events of Default, and both parties agreed to amend the Secured Credit Facility to allow the Company to maintain only all-risk ground insurance coverage for aircraft that the Company has grounded and taken out of service.

          Amendment Number Three to Secured Credit Facility On July 11, 2005, Ventures Acquisition Company purchased the VAC Boeing 747 Aircraft. See "Landsbanki Loan Agreement" below. On the same day, we entered into Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Airlines to (i) lease the VAC Boeing 747 Aircraft from Ventures Acquisition Company and (ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the VAC Boeing 747 Aircraft. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company (the "VAC Stock Pledge") as further security for repayment of the Secured Credit Facility. However, for purposes of the VAC Stock Pledge, the maximum amount of the Company's obligations under the Secured Credit Facility that is secured by the VAC Stock Pledge is limited to an amount not greater than $58 million minus the aggregate amount of all principal, interest and fees owed by Ventures Acquisition Company under the Landsbanki Loan Agreement.

          Amendment Number Four to Secured Credit Facility On November 30, 2005, Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Four to Loan and Security Agreement ("Amendment Number Four") with the Wells Fargo Lenders. The provisions of Amendment Number Four include, but are not limited to, the following amendments and modifications: (i) the deletion and replacement of certain definitions utilized in the Secured Credit Facility, (ii) the clarification of the business operations of Aviation and its subsidiaries, (iii) the addition of certain disclosures and covenants of compliance regarding Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49049 (2001)) (the "USA Patriot Act"), (iv) a modification of the Fixed Charge Coverage Ratio (as defined in the Secured Credit Facility) covenant compliance requirement, and (v) the Agreement by Aviation to cause the Trust to grant, for the benefit of the Wells Fargo Lenders, a security interest in all of the aircraft owned by the Trust. In addition, Amendment Number Four recognizes CapitalSource Finance LLC as the successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan.

        Amendment Number Four to Secured Credit Facility On November 30, 2005, Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Four to Loan and Security Agreement ("Amendment Number Four") with the Wells Fargo Lenders. The provisions of Amendment Number Four include, but are not limited to, the following amendments and modifications: (i) the deletion and replacement of certain definitions utilized in the Secured Credit Facility, (ii) the clarification of the business operations of Aviation and its subsidiaries, (iii) the addition of certain disclosures and covenants of compliance regarding Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49049 (2001)) (the "USA Patriot Act"), (iv) a modification of the Fixed Charge Coverage Ratio (as defined in the Secured Credit Facility) covenant compliance requirement, and (v) the Agreement by Aviation to cause the Trust to grant, for the benefit of the Wells Fargo Lenders, a security interest in all of the aircraft owned by the Trust. In addition, Amendment Number Four recognizes CapitalSource Finance LLC as the successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan.

    Amendment Number Five to Secured Credit Facility Effective March 9, 2006, Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Five to Loan and Security Agreement with the Wells Fargo Lenders ("Amendment Number Five"). The effect of Amendment Number Five is to (i) add and revise definitions to the Secured Credit Facility, (ii) revise provisions relating to permitted purchase money indebtedness, and (iii) delete one aircraft from the collateral securing the Secured Credit Facility.

         Release of VAC Stock Pledge In connection with the execution of Amendment Number Four, and pursuant to a letter dated December 2, 2005, Wells Fargo Foothill, Inc., in its capacity as administrative agent for the Wells Fargo Lenders, (i) terminated the VAC Stock Pledge, (ii) released and discharged Mr. Smith from all obligations under the VAC Stock Pledge, and (iii) released all liens that had been granted by Mr. Smith under the VAC Stock Pledge.

 Trust Collateral The Trust in January 2006 granted the Wells Fargo Lenders, and in May 2006 granted the Indenture trustee, a security interest in the Trust Boeing 747 and the two DC-9 aircraft currently owned by the Trust that were previously subject to a security interest granted to secure the FINOVA Note. See FINOVA Note below.

WCMA Loan Agreement to EASL

On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164 (the "WCMA Loan") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") for the purpose of obtaining an $8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.00% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan terminates on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full. At February 28, 2006, the outstanding principal balance of the WMCA Loan was $4.1 million.

An amendment letter from Merrill Lynch dated May 12, 2004 established certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Secured Credit Facility. The amendment letter established (i) a schedule for fixed charge coverage ratios, to be measured on a quarter-end basis, (ii) a $75.0 million maximum limit on capital expenditures, of which at least $10.0 million must be funded from sources other than the Secured Credit Facility, and (iii) a minimum consolidated EBITDA that must be achieved by us on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See "Capital Resources — Secured Credit Facility" above.

Covenant Compliance As of February 28, 2006, we were in compliance with the covenants of the WCMA Loan. See "Capital Resources — Secured Credit Facility" above.

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

        Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. As of September 30, 2005, outstanding principal and accrued interest of the FINOVA Note had been paid in full, and FINOVA's security interest in the aircraft was released and subsequently granted to the Wells Fargo Lenders and the Indenture trustee. See Secured Credit Facility - Trust Collateral, above.

Intervest Note

          On December 30, 2004, Vintage entered into a Construction Loan Agreement with Intervest-Mortgage Investment Company ("Intervest") whereby Intervest agreed to loan to Vintage a total of $9.0 million for the purpose of financing Vintage's construction of an IMAX theater on the Evergreen Museum Land. The Construction Loan Agreement is further evidenced by a Promissory Note from Vintage to Intervest in the principal sum of $9.0 million (the "Intervest Note"). At February 28, 2006, the outstanding principal balance of the Intervest Note was $4.4 million.

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

           Vintage's obligations under the Intervest Note and Construction Loan Agreement are secured by a security interest in (i) the Evergreen Museum Land, the Evergreen Aviation Museum Building, and the tangible personal property owned by Vintage which is located on or in the Evergreen Museum Land and the Evergreen Aviation Museum Building, (ii) a pledge of all rents arising out of the operation of the Evergreen Museum Land and the Evergreen Aviation Museum Building, and (iii) the aircraft owned by Vintage. In addition, Mr. Smith has guaranteed payment of the amounts due under the Intervest Note and Construction Loan Agreement.

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

          The Landsbanki Loan Agreement bears interest at an annual rate of LIBOR plus 2.3%. The applicable LIBOR rate is determined by reference to LIBOR periods of 30 days. Interest accrues daily and is payable monthly, with the applicable LIBOR rate being determined at the beginning of each monthly payment period. However, if an Event of Default (as defined in the Landsbanki Loan Agreement) has occurred and is continuing, then the Landsbanki Loan Agreement shall bear interest at a rate that is 2% per annum higher than the otherwise applicable rate. Monthly installments of principal and accrued interest in the amount of $680,000 per installment are due and payable on the 11th day of each month through the maturity date. The Landsbanki Loan Agreement matures on July 11, 2010, at which time all outstanding principal and accrued, but unpaid, interest will be due and payable.

          The Landsbanki Loan Agreement contains certain restrictions on our ability to (i) effect mergers and other changes of control and (ii) enter into transactions with our affiliates. In addition, the Landsbanki Loan Agreement provides that, among other events, a default under either of the leases of the VAC Boeing 747 Aircraft (see "Lease Transactions" in "Note 17- Related Party Transactions" in Item 8 of this Annual Report) shall constitute a default under the Landsbanki Loan Agreement. As of February 28, 2006, we were in compliance with these covenants and restrictions.

          As Guarantor, we have guaranteed all obligations of Ventures Acquisition Company under the Landsbanki Loan Agreement. Our obligations as Guarantor under the Landsbanki Loan Agreement are absolute and unconditional.

          At February 28, 2006, the outstanding principal balance on the Landsbanki Loan Agreement was $28.4 million.

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

Table of Contractual Obligations

The following table summarizes our contractual obligations as of February 28, 2006:

Payments Due by End of Fiscal Year

(in millions)	2007	2008	2009	2010	2011	After 2011	Total
Long-term debt obligations, including current maturities and capital leases	$14.6	$45.5	$1.0	$215.1	$0.1	$0.0	$276.3
Operating lease obligations (1)	34.6	28.0	14.5	3.7	1.0	11.1	92.9
Purchase obligations (2)	20.7	17.0	16.9				54.6
Other obligations (3)	3.0	3.0	3.0	3.0	3.0	3.0	18.0
Totals	$72.9	$93.5	$35.4	$221.8	$4.1	$14.1	$441.8

(1)	Total operating lease obligations of $92.9 million include $47.9 million of lease obligations to entities owned by, or controlled by Mr. Smith, our controlling shareholder.

(2)
Purchase obligations consist of purchase prices of $33.9 million in aggregate for 4 AB139 helicopters, less deposits paid of $0.6 million. In addition, includes the purchase prices of $5.0 million in aggregate for 2 MD 757 airframes, less deposits paid of $0.5 million. and includes the purchase price of one Boeing 747-200 aircraft of $18.5 million in aggregate less deposit paid of $1.7 million See "Flight Equipment - Aircraft Purchase Commitments" in Item 2 above.

(3)	Other obligations consist primarily of the annual salary and bonus to be paid to Mr. Smith pursuant to his employment agreement. See "Delford M. Smith Employment Agreement" in Item 11 below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of February 28, 2006, we had fixed rate debt of $217.4 million and variable rate debt of $58.9 million. Based on the outstanding balances at February 28, 2006, each 1% increase or decrease in the interest rate of our variable rate debt would increase or decrease our annual interest expense by approximately $0.6 million. A 1% increase in interest rates would decrease the fair market value of our Indenture Notes by approximately $2.2 million. We have not entered into any obligations for trading purposes.

The table below presents principal cash flows and related weighted average interest rate by year for our debt obligations:

Fiscal Years of Expected Maturity Dates

(in millions)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Debt obligations:
Indenture Notes	$-	$-	$-	$215.0	$-	$-	$215.0	$212.3
Average interest rate	12.0%	12.0%	12.0%	12.0%	12.0%	-%
Other fixed rate debt	$1.8	$0.2	$0.2	$0.2	$-	$-	$2.4	$2.4
Average interest rate	7.90%	11.55%	11.57%	11.25%	7.16%	6.99%
Variable rate debt	$12.8	$45.3	$0.8	$-	$-	$-	$58.9	$58.9
Average interest rate	9.65%	9.8%	7.63%	-%	-%	-%

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

We are not exposed to any other commodity price risks.

Equity Price Risks

We are not exposed to any equity price risks.

PART II

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are the consolidated financial statements of Evergreen Holdings, Inc.("Holdings"), the parent company of Evergreen International Aviation, Inc. ("Aviation"), and its subsidiaries.

Aviation is the issuer of the "Indenture Notes, as defined in "Note 16 - Long-Term Debt Obligations" of the Notes to Consolidated Financial Statements below. The Indenture Notes are fully and unconditionally guaranteed on a joint and several, senior basis by Holdings, the Trust Created February 25, 1986, and substantially all of the subsidiaries of Aviation.

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

We have audited the accompanying consolidated balance sheets of Evergreen Holdings, Inc. and subsidiaries (the "Company") as of February 28, 2006 and February 28, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Holdings, Inc. and subsidiaries as of February 28, 2006 and February 28, 2005, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits referred to above include audits of the 2006 and 2005 financial statement schedule II. In our opinion, the 2006 and 2005 financial statement schedules present fairly, in all material respects, in relation to the 2006 and 2005 consolidated financial statements taken as a whole, the information required to be stated therein

/s/ GHP HORWATH, P.C.
Denver, Colorado
May 25, 2006

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Evergreen Holdings, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index of Evergreen Holdings, Inc. and its subsidiaries ("the Company"), present fairly, in all material respects, the results of operations and their cash flows for the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index as of February 29, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note [3] to the financial statements, the Company has historically had violations of certain of its debt covenants. The Company's failure to comply with existing covenants would make debt callable. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
June 11, 2004

CONSOLIDATED BALANCE SHEETS
At February 28, 2006 and 2005
(in thousands, except share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,735	$2,718
Accounts receivable, less allowance of $1,111 and $1,661 for doubtful accounts	75,310	62,355
Accounts receivable from affiliates, net	1,695	447
Inventories	17,093	29,060
Prepaid expenses and other	3,962	2,612
Current portion of notes receivable from affiliates	1,980	1,473
Deferred tax asset and income taxes receivable	26,412	4,294
Total current assets	129,187	102,959

Property and equipment, net	553,602	543,562
Assets held for sale	4,870	6,831
Notes receivable from affiliates	12,102	14,093
Capitalized loan acquisition costs	8,056	11,015
Other assets	20,354	11,757
Goodwill	5,494	5,494
Total assets	$733,665	$695,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,693	$72,834
Accrued liabilities	24,264	24,975
Accrued interest	8,150	8,032
Affiliate trade and notes payable	1,896	3,267
Current portion of long-term debt	14,614	14,245
Total current liabilities	128,617	123,353

Long-term debt	261,677	292,860
Deferred rentals payable	59	80
Deferred tax liabilities	131,521	95,151
Total liabilities	521,874	511,444

Minority interest	2,075	655

Stockholders' equity:
Common stock, no par value; 20,000,000 shares authorized; 10,054,749 shares issued and outstanding	7,568	7,568
Retained earnings	202,148	176,044
Total stockholders' equity	209,716	183,612
Total liabilities and stockholders' equity	$733,665	$695,711

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For Fiscal Years Ended
February 28, 2006, February 28, 2005, and February 29, 2004
(in thousands, except share data)

	2006	2005	2004
Operating revenues:
Flight revenue	$547,638	$411,068	$377,650
Sales of aircraft, parts, and other property and equipment	14,680	5,575	17,357
Ground handling and logistics services revenue	121,424	111,155	99,790
Support services and other revenue	62,348	45,440	40,837
Sales to affiliates	11,600	7,700	-
Total operating revenues	757,690	580,938	535,634
Operating expenses:
Flight costs	89,340	75,850	73,816
Fuel	199,502	123,813	96,769
Maintenance	74,341	76,540	73,265
Aircraft and equipment	58,434	49,210	49,847
Cost of sales of aircraft, parts and other property and equipment	8,006	644	13,709
Cost of ground handling and logistics services	103,479	99,821	89,150
Cost of support services and other revenue	77,317	52,086	38,957
Cost of sales to affiliates	11,600	7,700	-
Selling, general, and administrative expense	70,742	64,273	77,065
Total operating expenses	692,761	549,937	512,578
Income from operations	64,929	31,001	23,056
Non-operating (expense) income:
Interest expense	(35,989)	(35,933)	(34,840)
Other non-operating income (expense), net	15,417	(833)	4,386
Income (loss) before minority interest and income taxes	44,357	(5,765)	(7,398)
Minority interest	(1,420)	(1,276)	(1,116)
Income (loss) before income taxes	42,937	(7,041)	(8,514)
Income tax (expense) benefit	(16,833)	1,713	2,020
Net income (loss)	$26,104	$(5,328)	$(6,494)
Income (loss) per share:
Basic and Diluted	$2.60	$(0.53)	$(0.64)
Number of shares outstanding:
Basic and Diluted	10,054,749	10,054,749	10,054,749

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For Fiscal Years Ended
February 28, 2006, February 28, 2005, and February 29, 2004
(in thousands, except share data)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, February 28, 2003	10,054,749	$7,568	$187,866	$195,434

Net loss — fiscal year 2004	-	-	(6,494)	(6,494)

Balance, February 29, 2004	10,054,749	7,568	181,372	188,940

Net loss — fiscal year 2005	-	-	(5,328)	(5,328)

Balance, February 28, 2005	10,054,749	7,568	176,044	183,612

Net income — fiscal year 2006	-	-	26,104	26,104

Balance, February 28, 2006	10,054,749	$7,568	$202,148	$209,716

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended
February 28, 2006 and February 28, 2005 and February 29, 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$26,104	$(5,328)	$(6,494)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	65,578	70,999	66,655
Deferred income taxes	14,896	(1,398)	(2,251)
Gain on disposal of property and equipment	(419)	(949)	(741)
Gain on insurance settlement	-	(1,867)	(4,093)
Deferred income and foreign currency exchange gain	(347)	(56)	(187)
Impairment charges on aircraft	1,234	1,321	-
Write-off of unamortized loan acquisition costs	533	3,464	-
Minority interest	1,420	1,276	1,116
Changes in operating assets and liabilities:
Accounts receivable	(12,955)	(22,983)	16,203
Receivables from affiliates	(1,755)	280	(2,087)
Inventories	11,685	(13,890)	3,067
Prepaid expenses and short-term notes receivable	(1,349)	4,353	(3,219)
Accounts payable and accrued liabilities	5,223	35,227	(12,074)
Income taxes payable	(645)	139	(2,840)
Net cash provided by operating activities	109,203	70,588	53,055

Cash flows from investing activities:
Purchases of property and equipment	(79,511)	(69,816)	(57,804)
Proceeds from disposal of property and equipment	6,344	2,824	5,374
Proceeds from insurance settlements	-	3,082	8,183
Use of proceeds from insurance settlements	(656)	(1,215)	(4,090)
Payments received on notes receivable from affiliates	1,484	1,470	-
Advances on notes receivable from affiliates	-	-	(112)
Other assets	(6,032)	(3,946)	(13,832)
Net cash used in investing activities	(78,371)	(67,601)	(62,281)

Cash flows from financing activities:
Proceeds from long-term debt	5,684	222,408	284,491
Payments on long-term debt	(36,499)	(226,748)	(122,378)
Changes in operating loans and short-term debt	-	-	(154,454)
Net cash (used in) provided by financing activities	(30,815)	(4,340)	7,659
Net increase (decrease) in cash and cash equivalents	17	(1,353)	(1,567)

Cash and cash equivalents, beginning of period	2,718	4,071	5,638
Cash and cash equivalents, end of period	$2,735	$2,718	$4,071

	2006	2005	2004
Supplemental cash flow information:
Cash paid for:
Interest	$32,576	$32,137	$25,225
Income taxes	2,454	(645)	3,635

Non-cash investing and financing transactions:
Transfer of aircraft parts from property and equipment to inventory	$-	$451	$-

Supplemental schedule of non-cash investing and financing activities:
Fiscal year 2006:
None
Fiscal year 2005:
None
Fiscal year 2004:
None

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OVERVIEW

Corporate Summary

Evergreen Holdings, Inc. ("Holdings") is the parent company of Evergreen International Aviation, Inc. ("Aviation"), a leading provider of integrated air cargo transportation and aviation support services. Holdings, Aviation, and their consolidated subsidiaries (collectively, the "Company", "we", "us", or "our") provide global air cargo shipping, ground handling and logistics services, helicopter transportation services, small aircraft charters, and aircraft maintenance and repair services.

Our fiscal year ends on the last day of February.

We conduct business in six major business segments through our following wholly-owned subsidiaries:

•	Evergreen International Airlines, Inc. ("Airlines") provides air cargo services for both international and domestic markets

•
Evergreen Aviation Ground Logistics Enterprise, Inc. ("EAGLE") provides full-service aviation ground handling and logistics services, including mail handling, aviation hub management, aircraft handling, cargo handling, ground system management, ground equipment maintenance, ground equipment sales and leasing, aircraft line maintenance, terminal services, aircraft de-icing and washing, check-in and ticketing, baggage acceptance and seat selection, and passenger cabin cleaning

•
Evergreen Helicopters, Inc. ("Helicopters") provides helicopter and small fixed-wing aircraft services throughout the world in connection with activities such as forest fire fighting, health services, aerial spraying, heavy lift construction, law enforcement, helicopter logging, petroleum support services, search and rescue, peacekeeping and relief support, helicopter skiing, and agriculture

•
Evergreen Air Center, Inc. ("the Air Center" or "Air Center") an unlimited Class IV airframe repair station certified by the FAA, performs aircraft maintenance, repair and overhaul services, and aircraft storage services

•	Evergreen Aircraft Sales and Leasing Co. ("EASL") selectively buys, sells, leases, and brokers commercial aircraft, helicopters, and aircraft spare parts

•
Evergreen Agricultural Enterprises, Inc. ("Agriculture") conducts farming operations, nursery and horticulture operations, and delivers nursery and processed agricultural products to wholesale and retail customers

Aviation also holds an approximate two-thirds beneficial interest in the Trust Created February 25, 1986 ("Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated pursuant to the Amended and Restated Trust Agreement, dated as of August 31, 1987, as amended on August 31, 1988, and as amended and restated pursuant to the Second Amended and Restated Trust Agreement, dated as of September 29, 1995, as amended by the First Amendment thereto as of May 8, 2003, as amended by the Second Amendment thereto as of January 14, 2004, and as amended by the Third Amendment thereto as of May 10, 2004, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft (the "Trust Boeing 747") and two DC-9 ("DC-9") aircraft and related parts. Aviation holds a two-thirds beneficial interest in the Trust Boeing 747 and all of the beneficial interest in the DC-9 aircraft and related parts. The Trust leases these aircraft to Airlines.

Holdings also owns all of the outstanding common stock of Evergreen Vintage Aircraft, Inc. ("Vintage"). Vintage's assets consist primarily of (i) the 120,000 square foot Evergreen Aviation Museum Building and the 58,000 square foot Evergreen IMAX Theater that is currently under construction, which are both located on approximately 29.7 acres of land near our headquarters in McMinnville, Oregon (the "Evergreen Museum Land"), and (ii) approximately 132 acres of other real property located around the Evergreen Museum Land. In addition to show-casing Howard Hughes' Spruce Goose, the Evergreen Aviation Museum Building houses and displays a unique collection of vintage aircraft, most of which are owned by Vintage. Vintage leases the Evergreen Aviation Museum Building and Evergreen Museum Land to The Captain Michael King Smith Evergreen Aviation Educational Institute, an Oregon non-profit corporation.

Reclassifications

Certain amounts in the Company's prior years' financial statements and notes have been reclassified to conform to the current year presentation. Previously reported net income (loss) or net cash flows were not affected by these reclassifications.

Controlling Shareholder and Related Parties

Mr. Delford M. Smith, our founder and the chairman of our board of directors, owns, either directly or indirectly, 79.1% of the outstanding shares of Holdings' common stock, and has control, either directly or indirectly, over 87.4% of the outstanding shares of Holdings' common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company, LLC ("Ventures Acquisition Company")

•	Ventures Holding, Inc. ("Ventures Holding")

•	DMS Properties

•	Greenpatch Farms

From time to time, we engage in transactions with Mr. Smith and the entities owned by, or controlled by, Mr. Smith. See "Note 17 — Related Party Transactions" below.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of Holdings and its wholly-owned domestic and foreign subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The operations of our active foreign subsidiaries are not significant.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We classify as cash and cash equivalents those short-term, highly liquid investments which are readily convertible into cash and have a maturity of three months or less when purchased. At February 28, 2006 and February 28, 2005, we had no cash equivalents.

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

The nature of our inventories generally results in their utilization over an operating cycle in excess of one year. We periodically review our inventories for potential obsolescence and record adjustments, as necessary, to reflect the lower of cost or net realizable value. We did not have any material adjustments related to obsolete inventory during fiscal years 2006, 2005, or 2004.

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

We capitalize all costs of major renewals, modifications, and overhauls (such as "C" and "D" checks) of our aircraft. We amortize the costs of such major overhaul components as follows:

•
Large fixed-wing aircraft — Upon acquisition of a large fixed-wing aircraft, we segregate the costs of major overhaul components from the cost of the rest of the aircraft. We amortize the major overhaul component costs until the next scheduled overhaul, generally a period of ten years or less. The capitalized costs of subsequent overhauls are likewise amortized until the next scheduled overhaul.

•
Medium fixed-wing aircraft, light fixed-wing aircraft, and helicopters — The cost of major overhaul components are not separately amortized, but depreciated as a part of the cost of the aircraft. The cost of subsequent major overhauls are capitalized and amortized over the estimated operating hours or calendar limiters, generally a period of five years or less.

•
Rotable assets — We capitalize the costs of rotable asset overhauls for our large fixed-wing aircraft and helicopters and then amortize these costs over the estimated useful lives of the overhauls, generally a period of five years or less. The cost of repairing rotable assets is expensed as incurred.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets, primarily aircraft and other property and equipment, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate recoverability when events and circumstances indicate that the net carrying value of our long-lived assets may not be recoverable. We recognize an impairment loss when the sum of the undiscounted cash flows estimated to be generated by our long-lived assets is less than the assets' net carrying value. See Note 6 - Impairment of Assets, below.

Leased Aircraft — Overhauls and Lease Return Condition Costs

We account for the overhaul and lease return condition costs of our leased aircraft in accordance with the applicable lease agreements. Generally, we capitalize the costs of the required major maintenance and inspection of engines and airframes for our leased aircraft. We then amortize such capitalized costs over the number of years until the next scheduled overhaul, generally a period of ten years or less.

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

Capitalized Loan Acquisition Costs

In May 2004, we incurred certain costs in connection with obtaining the Secured Credit Facility and completion of our debt refinancing program. See "Note 16 — Long-Term Debt Obligations" below. The costs associated with the refinancing were capitalized and are being amortized over the life of the Secured Credit Facility using the effective interest method in accordance with SFAS No. 21, Interest on Receivables and Payables. Amortization of capitalized loan acquisition costs during fiscal year 2006 and fiscal year 2005 was $3.3 million and $3.8 million, respectively.

We utilized the funds that were advanced from the Secured Credit Facility to fully repay and terminate our revolving line of credit with PNC Bank. In conjunction with the full repayment of the revolving line of credit, we incurred $3.5 million of non-operating expense in fiscal year 2005 that was primarily attributable to loan prepayment penalties and a write-off of unamortized loan acquisition costs.

Long-term Debt

The Company classifies its debt as current or long-term based on the maturity of the underlying obligations. Additionally, consistent with SFAS No. 6, Classifications of Short-term Obligations Expected to be Refinanced, the Company classifies certain obligations with maturities of less than one year from the balance sheet date as long-term when the Company has the ability and the intent to refinance those obligations with long-term debt or to convert that debt to equity.

Revenue Recognition

The revenue recognition policies for each of our business segments are stated below:

Airlines — Airlines generates most of its flight revenue under one of four types of contracts: an "all-in contract," a contract for the USAF Air Mobility Command/Civil Reserve Air Fleet program, a block space agreement, or an "ACMI" or "wet lease" agreement.

• All-In Contract — Under an "all-in contract," Airlines pays for all operating expenses of the aircraft, including fuel costs. The price for an all-in contract is generally fixed; however, most of Airlines' all-in contracts also allow Airlines to adjust the contract price for increases in fuel prices.

       • USAF Air Mobility Command/Civil Reserve Air Fleet Program — Under our agreement for the USAF Air Mobility Command/Civil Reserve Air Fleet program, we are paid on a per ton mile basis. The contract price is reconciled to a fixed fuel price and inclusive of all costs incurred at commercial locations, and limited costs at military locations.

• Block Space Agreement — Under a block space agreement, a freight forwarder reserves a certain amount of cargo space on a specific flight. The freight forwarder must pay for the space committed, even if the cargo is not delivered to Airlines for shipment. The amount of block space reserved is measured in terms of the number of pallet positions occupied by the freight. Pricing is typically adjustable for changes in fuel price.

• ACMI Contract — Under an ACMI contract or "wet lease" arrangement, Airlines provides the aircraft, crew, maintenance, and insurance, while the customer bears all other operating expenses such as fuel and landing fees.

Regardless of the type of contract, Airlines records revenue for each completed flight segment and, at the end of each reporting period, for each flight segment in process.

EAGLE — EAGLE generates revenue by providing ground handling and logistics services to the U.S. Postal Service, passenger and cargo airlines, and express delivery customers. EAGLE typically provides these services under contracts that range in term from one to five years. Revenue is recorded when the services are rendered.

Helicopters — Helicopters generates flight revenue under service contracts that range in term from less than one year to five years. Helicopters typically charges by the number of hours flown, with a minimum number of hours per day, plus a monthly availability fee. Helicopters frequently modifies its general pricing structure in order to more closely match the characteristics of the mission. The various types of pricing methods utilized by Helicopters includes pricing by weight for transport of goods, pricing by acre for aerial spraying, and pricing by number of pickups for construction work. Revenue is recorded when the services are rendered.

Air Center — The Air Center provides a range of support services to the air transportation industry. The types of support service revenues generated by the Air Center include aircraft maintenance and repair revenue, aircraft storage, and other support services. Revenue is recorded when the services are rendered.

EASL — EASL generates revenue by:

•	buying and selling aircraft, parts, and other aviation assets
•	purchasing aircraft, parts, and engines for part-out and resale
•	serving as a brokering agent for the sale of aviation assets owned by third parties
•	assisting the other subsidiaries of Aviation in the procurement of aircraft, parts, and engines

Revenue is recorded when the sale is closed.

Agriculture — Agriculture generates revenue through sales of crops, processed agricultural products, and nursery products. Revenue is recorded when the product is shipped.

Major Customers

Revenue generated under various contracts with numerous agencies of the U.S. government accounted for approximately 52%, 62%, and 73% of our total revenues for fiscal years 2006, 2005, and 2004, respectively. Amounts receivable from these agencies were $28 million and $40.8 million at February 28, 2006 and February 28, 2005, respectively.

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

Allowance for Doubtful Accounts

We maintain allowances for losses that may result from the inability of our customers to make required payments or from contract disputes. We also periodically record an allowance for the general collectibility of all other accounts receivable based upon factors such as the aging of receivables and historical collection experience. The February 28, 2006 and February 28, 2005 accounts receivable balances of $75.3 million and $62.4 million, respectively, are reported net of allowances for doubtful accounts of $1.1 million and $1.7 million, respectively.

In connection with our evaluation of accounts receivable balances, if we determine that a customer will be unable to meet its financial obligations to us, or if we determine that collectibility of an account is unlikely, we record a specific write-off in order to reduce the related receivable to the expected recovery amount.

In September 2001, we instituted proceedings against Asiana to recover certain amounts owed to us pursuant to a freighter service agreement with Asiana. The freighter service agreement was in force until February 28, 2003 and we believed that we were entitled to the full amount that we would have earned if Asiana had continued to meet its contractual obligation. As of February 28, 2003, we had recorded an account receivable of $27.2 million from Asiana, which was fully reserved on our books. We did not record any additional income after Asiana ceased making payments. Subsequently, during fiscal year 2004, the $27.2 million account receivable was written off against the fully reserved balance, resulting in no change to the net receivable and no income effect. In July 2005, we received $17.1 million from Asiana in connection with these proceedings. See "Asiana Litigation" in Item 3 of this Annual Report.

Goodwill

Two of our business segments, EAGLE and Helicopters, have total goodwill of $5.5 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at least annually and more frequently if an event occurs that indicates the goodwill may be impaired. Some factors we consider important which could trigger an impairment review include:

•	Significant under performance compared to expected historical or projected future operating results for the associated business unit

•	Significant changes in our use of the acquired assets or the strategy for the business unit

•	Significant negative industry or economic trends

We performed the tests during each of the last three fiscal periods and concluded that no impairment existed.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes . We record provisions for deferred income tax assets and liabilities in order to reflect the net tax effects of temporary differences between (i) the tax basis of assets and liabilities and (ii) their reported amounts in our consolidated financial statements. Such provisions are based upon enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. We establish a valuation allowance when necessary to reduce deferred income tax assets to the amounts expected to be realized.

Fair Value of Financial Instruments

The following summarizes the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective and judgmental in nature and therefore the results may not be precise. In addition, estimates of cash flows, risk characteristics, credit quality and interest rates are all subject to change. Since the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity of the various instruments, could be significantly different.

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and Secured Credit Facility approximate fair value because of the short-term maturities of these items. The carrying amounts of our variable rate long-term debt approximates fair value because variable interest rates closely correlate to changes in market conditions. Our fixed-rate debt balances as of February 28, 2006 and February 28, 2005 were $217.4 million and $220.9 million, respectively. The fair values of such debt as of February 28, 2006 and February 28, 2005 were $214.7 million and $160.2 million, respectively. See "Note 16 — Long-Term Debt Obligations" below.

RECENT ACCOUNTING PRONOUNCEMENTS

Current Fiscal Year

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 supersedes Accounting Principles Board Opinion ("APB") No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principles be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007. The Company is evaluating the effect of the adoption of SFAS No. 154 but does not expect the adoption of this statement to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

In April 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that an entity is required to record a liability in financial statements for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The "conditional asset retirement obligation" terminology used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. This interpretation was adopted by us in fiscal year 2006. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

Prior Fiscal Years

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 ("FIN 46-R"). FIN 46-R addresses how a company should apply the provisions of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain variable interest entities. In particular, FIN 46-R applies in those situations in which (i) the company does not have a controlling financial interest in the variable interest entity or (ii) the variable interest entity does not have sufficient equity at risk for the variable interest entity to finance its activities without additional subordinated financial support. In those situations, FIN 46-R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved.

We adopted FIN 46-R as of March 1, 2005. In connection with the adoption of FIN 46-R, management completed an assessment of certain of our affiliated entities including, but not limited to, Ventures Acquisition Company, to determine if there were any variable interest entities that we are required to consolidate.

On July 11, 2005, Ventures Acquisition Company, as Borrower, and Holdings, as Guarantor, entered into a $32.0 million loan agreement with Landsbanki Íslands hf., as Lender, for the purpose of financing Ventures Acquisition Company's purchase of two Boeing 747 aircraft (the "VAC Boeing 747 Aircraft"). See Note 16 Long-Term Debt Obligations — Landsbanki Loan Agreement below. The VAC Boeing 747 Aircraft are leased by Ventures Acquisition Company to Airlines. See Note17 — Related Party Transactions — Lease Transactions, below.

As a result of Holdings entering into the guarantee agreement, we re-evaluated our relationship with Ventures Acquisition Company in accordance with the reconsideration provisions of FIN 46-R. Based upon this evaluation, we determined that, as of February 28, 2006, we have a variable interest in Ventures Acquisition Company, a variable interest entity. However, we also determined that we are not the primary beneficiary of Ventures Acquisition Company and, accordingly, we do not include the results of operations and financial condition of Ventures Acquisition Company in our consolidated financial statements.

Pursuant to the disclosure requirements of FIN 46-R for variable interest entities, where we are not the primary beneficiary, we are required to make certain disclosures regarding such variable interest entities. Ventures Acquisition Company is a limited liability company that is solely owned by Mr. Delford M. Smith, our founder and the chairman of our board of directors. Ventures Acquisition Company is engaged in the business of purchasing aircraft and then leasing such aircraft to various of our subsidiaries. Our involvement with these rental activities began in approximately 1998. As of February 28, 2006, Ventures Acquisition Company reported unaudited total assets of approximately $91.7 million. Although the maximum exposure to loss as a result of our involvement with Ventures Acquisition Company is $28.4 million as of February 28, 2006, the approximate loan to market value of the VAC Boeing 747 Aircraft in Ventures Acquisition Company is approximately 57.7%, based on an independent appraisal. Our recourse related to such exposure is limited to the amount of actual losses paid by us.

As a result of the VAC Boeing 747 Aircraft transaction, we also evaluated our accounting related to loan guarantees. In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees was issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. As of February 28, 2006, the fair value of the guarantee we issued was not material.

NOTE 3 — LIQUIDITY

Risk of Default on Debt Obligations

We finance a portion of our capital expenditures and operations through long-term debt obligations. In particular, Aviation has obtained long-term financing by means of (i) the issuance of $215.0 million of 12% senior second secured notes (the "Indenture Notes") and (ii) a $100 million, three-year senior secured credit facility financing agreement (the "Secured Credit Facility"). In addition, we have various other long-term debt instruments which consist primarily of equipment purchase notes.

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

Going Concern Explanatory Paragraph — Fiscal Year 2004

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

NOTE 4 — BUSINESS SEGMENTS

The following charts present selected financial information of the Company for fiscal years 2006, 2005, and 2004, as further segregated by each of our major business segments.

Selected Financial Results by Business Segment
(in thousands)

	2006	2005	2004
Operating revenues:
Airlines	$490,206	$374,407	$350,016
EAGLE	121,627	111,203	100,407
Helicopters	74,642	44,045	39,343
Air Center	47,736	35,395	31,864
EASL	17,863	10,398	7,010
Agriculture	5,616	5,490	6,994
Total	$757,690	$580,938	$535,634

Intercompany revenues: (1)
Airlines	$16,712	$11,197	$9,036
EAGLE	2,927	2,035	1,936
Helicopters	2,842	1,954	1,813
Air Center	11,387	24,733	26,238
EASL	4,797	7,325	4,448
Agriculture	26	332	306
Total	$38,691	$47,576	$43,777

(1) Amounts are eliminated in consolidation

Operating expenses:
Airlines	$436,831	$340,377	$316,812
EAGLE	115,402	110,278	102,739
Helicopters	67,890	50,486	47,196
Air Center	49,531	31,867	26,842
EASL	15,548	10,005	9,454
Agriculture	7,559	6,924	9,535
Total	$692,761	$549,937	$512,578

Selected Financial Results by Business Segment
(in thousands)

	2006	2005	2004

Income (loss) from operations:
Airlines	$53,375	$34,030	$33,204
EAGLE	6,225	925	(2,332)
Helicopters	6,752	(6,441)	(7,853)
Air Center	(1,795)	3,528	5,022
EASL	2,315	393	(2,444)
Agriculture	(1,943)	(1,434)	(2,541)
Total	$64,929	$31,001	$23,056

Interest expense (income), net:
Airlines	$35,595	$35,526	$34,498
EAGLE	152	134	339
Helicopters	114	119	(16)
Air Center	51	80	(5)
EASL	5	28	-
Agriculture	72	46	24
Total	$35,989	$35,933	$34,840

Depreciation and amortization:
Airlines	$53,889	$61,019	$57,612
EAGLE	2,271	2,430	2,483
Helicopters	7,419	5,697	4,892
Air Center	1,409	1,327	1,057
EASL	87	52	155
Agriculture	503	474	456
Total	$65,578	$70,999	66,655

Capital expenditures:
Airlines	$58,282	$56,632	$45,827
EAGLE	325	1,021	1,485
Helicopters	16,008	10,458	12,019
Air Center	2,030	764	2,148
EASL	776	343	-
Agriculture	2,090	598	415
Total	$79,511	$69,816	$61,894

Total Assets by Business Segment
(in thousands)

	2006	2005
Total assets:
Airlines	$542,993	$507,200
EAGLE	46, 102	52,040
Helicopters	76,447	65,831
Air Center	30,767	23,314
EASL	9,519	20,854
Agriculture	27,837	26,472
Total	$733,665	$695,711

Operating Revenues by Geographic Area
(in thousands)

	2006	2005	2004
United States of America	$635,029	$500,873	$473,258
Foreign	122,661	80,065	62,376
Total	$757,690	$580,938	535,634

Revenue is classified as either domestic or foreign based upon the location of the customer's headquarters. As of February 28, 2006, all material long-lived assets are located in the United States.

NOTE 5 — PROPERTY AND EQUIPMENT

At February 28, 2006 and February 28, 2005, property and equipment consisted of the following:

(in thousands)	2006	2005

Flight equipment:
Aircraft	$714,242	$713,115
Overhauls	96,397	95,551
Construction in progress	34,634	15,926
Total flight equipment	845,273	824,592
Other property and equipment:
Machinery and equipment	105,969	104,032
Buildings and improvements	43,480	43,807
Land and improvements	19,109	16,525
Total other property and equipment	168,558	164,364
Property and equipment, at cost	1,013,831	988,956
AccumulZated depreciation	(460,229)	(445,394)
Net carrying value, property and equipment	$553,602	$543,562

Vintage owns the Evergreen Aviation Museum Building, the Evergreen IMAX Theater building and certain vintage aircraft. The aircraft are not being depreciated as they are primarily for display purposes. The February 28, 2005 net carrying values of $16.1 million for the Evergreen Aviation Museum and IMAX theater buildings and $6.6 million for the vintage aircraft are included in the table above. The table above includes a February 28, 2006 net carrying value for the Evergreen Aviation Museum and IMAX Theater buildings of $15.7 million and $6.6 million for the vintage aircraft. Vintage leases the Evergreen Aviation Museum Building and the Evergreen Museum Land to The Captain Michael King Smith Evergreen Aviation Educational Institute, a not-for-profit entity, under a 50 year lease for $1 per year.

Depreciation expense for fiscal years 2006, 2005, and 2004 was $25.9 million, $23.7 million and $24.3 million, respectively.

NOTE 6 — IMPAIRMENT OF ASSETS

Airlines and DHL, an air freight carrier, were parties to an air freight services contract under which Airlines provided air freight services to various DHL locations along the west coast of the United States. Airlines substantially utilized its DC-9 aircraft fleet in performing the air freight services under the DHL contract.

The DHL contract expired by its own terms in August 2004, resulting in a substantial decrease in Airline's utilization of its DC-9 aircraft fleet. As a result of the decreased utilization, management performed an assessment on each of the DC-9 aircraft in Airlines' fleet in order to determine whether any impairment in asset value needed to be recorded on Airlines' books in accordance with SFAS No. 144. During its assessment, management considered (i) the impact of the completion of the DHL contract on the operating results for each of the DC-9 aircraft, (ii) current trends and future prospects, and (iii) the effects of obsolescence, customer demand, competition, and other economic factors.

Based upon the assessment, Airlines determined that the expected cash flows of the DC-9 aircraft were not sufficient to recover the net carrying value of the assets, and therefore these aircraft were impaired as defined by SFAS No. 144. Airlines reduced the net carrying value of the DC-9 aircraft by $1.3 million during fiscal 2005 to reflect the appraised fair market value of the aircraft. In the fourth quarter of fiscal 2006, based on changes in estimates of cash flows that would be required to place the DC-9s in service, management reassessed the fair value of the aircraft and concluded that an additional impairment charge of $1.2 million was necessary. These impairment charges in our Airlines segment are included within the line item of "Aircraft and equipment" on our consolidated statement of operations.

We will continue to evaluate the recoverability of the net carrying value of the remaining three DC-9 aircraft when events or changes in circumstances indicate that the net carrying amount may not be recoverable.

NOTE 7 — EXPIRATION OF AIRCRAFT LEASES

Airlines had leased two DC-9 aircraft from Ventures Acquisition Company pursuant to two lease agreements that expired in January 2005. Due to the expiration of the DHL air freight services contract during fiscal year 2005, the two DC-9 aircraft were no longer required for Airlines' operations and Airlines decided to return the two DC-9 aircraft to Ventures Acquisition Company upon termination of the leases. Upon determining that it would be more likely than not that the two DC-9 aircraft would be returned to the lessor upon expiration of the leases, Airlines estimated that approximately $5.0 million of maintenance expense would be incurred for lease return condition costs. Because the leases expired before the end of fiscal year 2005, the entire $5.0 million of maintenance expense was recorded by Airlines during fiscal year 2005.

NOTE 8 — CHANGE IN ESTIMATES OF AIRCRAFT USEFUL LIVES

Effective as of September 1, 2003, we changed the estimated useful lives of the aircraft in our Helicopters segment to reflect our current estimate of their useful lives. The estimated useful lives of these aircraft were increased from 10 years to 20 years. The change lowered total depreciation expense by $0.5 million, $0.7 million and $0.4 million for fiscal years 2006, 2005 and 2004, respectively.

NOTE 9 — PREPAID EXPENSES AND OTHER

Prepaid expenses and other at February 28, 2006 and February 28, 2005 consisted of the following:

(in thousands)	2006	2005
Prepaid expenses	$3,724	$2,442
Notes receivable (current portion)	238	170
Total	$3,962	$2,612

NOTE 10 — OTHER ASSETS

Other assets at February 28, 2006 and February 28, 2005 consisted of the following:

(in thousands)	2006	2005
Non-current agricultural products	$5,374	$3,762
Deposits	13,472	5,933
Notes receivable	377	1,204
Finance fees (net of amortization)	464	481
Other assets	667	377
Total	$20,354	$11,757

NOTE 11 — SUPPORT SERVICES AND OTHER REVENUE

Support services and other revenue for fiscal years 2006, 2005, and 2004 consisted of the following:

(in thousands)	2006	2005	2004
Support services — Airlines	$7,289	$1,862	$209
Support services — Helicopters	4,208	3,203	2,524
Support services — Air Center	45,663	34,864	30,981
Sales of agricultural products	5,161	5,490	6,994
Support services — other	27	21	129
Total	$62,348	$45,440	$40,837

NOTE 12 — COST OF SUPPORT SERVICES AND OTHER REVENUE

Cost of support services and other revenue for fiscal years 2006, 2005, and 2004 consisted of the following:

(in thousands)	2006	2005	2004
Cost of support services — Airlines	$29,423	$22,013	$13,076
Cost of support services — Helicopters	2,152	1,162	-
Cost of support services — Air Center	40,179	23,742	18,297
Cost of sales of agricultural products	5,319	4,845	7,584
Cost of support services — other	244	324	-
Total	$77,317	$52,086	$38,957

NOTE 13 — OTHER NON-OPERATING INCOME (EXPENSE), NET

Other non-operating income (expense), net for fiscal years 2006, 2005, and 2004 consisted of the following:

(in thousands)	2006	2005	2004
Gain on insurance and legal settlement	$16,630 (1)	$1,867	$4,093
Gain on sale of property and equipment	419	949	741
Foreign currency exchange gain (loss)	326	35	(207)
Other non-operating gain (loss)	165	110	(241)
Write-off of unamortized loan acquisition costs	(533)	(3,464)	-
Penalties and legal fees on loan prepayment	(500)	(330)	-
Legal fees on legal settlement	(1,090)	-	-
Total	$15,417	$(833)	$4,386

(1) Applicable to our Airlines segment.

NOTE 14 — CASH FLOWS FROM INVESTING ACTIVITIES — USE OF PROCEEDS FROM INSURANCE SETTLEMENTS

Cash proceeds received from insurance settlements during fiscal years 2006, 2005, and 2004 were used as follows:

(in thousands)	2006	2005	2004
Repair of Boeing 747 engine	$(656)	$(1,215)	-
Early payment of aircraft operating leases	-	-	$(4,090)
Total	$(656)	$(1,215)	$(4,090)

NOTE 15 — CASH FLOWS FROM INVESTING ACTIVITIES — OTHER ASSETS

Cash flows from investing activities — other assets during fiscal years 2006, 2005, and 2004 were as follows:

(in thousands)	2006	2005	2004
Capitalized loan acquisition costs	$-	$(2,454)	$(9,824)
Deposits on aircraft	(5,622)	(1,906)	1,003
Aircraft and parts held for sale	1,011	(71)	208
Long-term notes receivable	827	(71)	2,029
Non-current agricultural products	(1,612)	1,941	(5,703)
Minority interest	-	(621)	-
Other	(636)	(764)	(1,545)
Total	$(6,032)	$(3,946)	$(13,832)

NOTE 16 — LONG-TERM DEBT OBLIGATIONS

Long-term debt obligations at February 28, 2006 and February 28, 2005 consisted of the following:

(in thousands)	2006	2005

Indenture Notes — 12% senior second secured notes due 2010.	$215,000	$215,000

Secured Credit Facility
Term loan — variable interest rate of prime plus 3.0%. (10.5% and 8.75% at February 28, 2006 and 2005, respectively)	38,625	1,125
Term loan — variable interest rate of LIBOR plus 5.5%. (8.09% at February 28, 2005)	-	44,000
Revolving loan — variable interest rate of prime plus 0.5%. (8% and 6.25% at February 28, 2006 and 2005, respectively)	11,539	14,202
Revolving loan — variable interest rate of LIBOR plus 3.0%. (5.59% at February 28, 2005)	-	20,000

WCMA Loan Agreement. Variable interest rate at LIBOR plus 3%. (7.63% and 5.69% at February 28, 2006 and 2005, respectively)	4,120	5,706
FINOVA Note. Interest rate fixed at 10.44%.	-	3,370

Intervest Note. Variable interest rate at the Bank Prime Loan, as published in the Federal Reserve Statistical Release H.15 plus 1%. (8.5% and 6.5% at February 28, 2006 and 2005, respectively)	4,425	161

Other term loans, interest rates ranging from 5.0% to 6.96%	1,247	972

Capital leases	1,335	2,569
Total debt and capital lease obligations	276,291	307,105

Less: Current maturities of long-term obligations	(14,614)	(14,245)

Total long-term obligations	$261,677	$292,860

The following table summarizes the scheduled maturities of our long-term debt and capital leases as of February 28, 2006:

Payments Due by End of Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
(in thousands)
Long-term debt obligations	$13,889	$45,267	$800	$215,000	$-	$-	$274,956
Capital leases	725	201	190	146	38	35	1,335
Totals	$14,614	$45,468	$990	$215,146	$38	$35	$276,291

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

The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Vintage. The Indenture Notes are designated as senior second secured obligations. As a result, the Indenture Notes rank equally with all of Aviation's existing senior, or unsubordinated, debt, and are senior to any of Aviation's future senior subordinated or unsubordinated debt.

To the extent of assets securing both the Indenture Notes and the Secured Credit Facility (see "Secured Credit Facility" below), the Indenture Notes are effectively second in priority to our indebtedness under the Secured Credit Facility. However, to the extent of the assets securing the Indenture Notes, the Indenture Notes are senior to our unsecured debt obligations. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation's subsidiaries, and the Trust. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Agriculture, Vintage, and our foreign subsidiaries.

Interest Rate The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15th and November 15th of each year. On May 10, 2006, we funded the semi-annual payment of accrued interest on the Indenture Notes in the amount of $12.9 million. We funded payment of the accrued interest from our operations. The next semi-annual payment of accrued interest on the Indenture Notes, in the amount of $12.9 million, is due and payable on November 15, 2006. We intend that payment of the accrued interest will be funded from our operations.

Optional Redemption The Indenture Notes mature on May 15, 2010, at which time the outstanding principal of the Indenture Notes, plus all accrued and unpaid interest, will become due. However, we may elect to redeem the Indenture Notes prior to the maturity date. The Indenture Notes are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

If redeemed during the 12-month period commencing:	Redemption Price

May 15, 2007	106%
May 15, 2008	103%
May 15, 2009 and thereafter	100%

Repurchase of Indenture Notes Upon Certain Asset Sales or a Change in Control If an Asset Sale or a Change of Control (as defined in the Indenture) occurs, each holder of Indenture Notes will have the right to require us to repurchase all or part of the holder's Indenture Notes at a price set forth in the Indenture.

Covenant Compliance  The Indenture Notes impose certain financial and non-financial covenant restrictions on Aviation and its restricted subsidiaries. Such covenant restrictions include, but are not limited to, restrictions on our ability to:

•  incur additional debt or create liens

•  pay dividends or acquire shares of capital stock

•  make payments on subordinated debt or make investments

•  make distributions from restricted subsidiaries

•  issue or sell capital stock of restricted subsidiaries

•  issue guarantees

•  sell or exchange assets, or make capital expenditures

•  enter into transactions with shareholders and affiliates

•  effect mergers and other changes of control

As of February 28, 2006, we were in compliance with these covenants.

        If Aviation or any of its restricted subsidiaries violates any of these covenants and are unable to obtain waivers, we would be in default under the Indenture Notes and the debt could be accelerated.

Secured Credit Facility

On May 13, 2004, we entered into the Secured Credit Facility with Wells Fargo Foothill, Inc. and Capital Source Finance LLC, as successor-in-interest to all of Ableco Finance, LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan (as defined below) (collectively, "the Wells Fargo Lenders"). The Secured Credit Facility is a three-year senior secured credit facility that consists of two loans — a $50.0 million term loan (the "Term Loan") and a $50.0 million revolving loan (the "Revolving Loan"). The Secured Credit Facility is collateralized by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Vintage.

The Secured Credit Facility terminates in May 2007, at which time all outstanding amounts of principal, accrued and unpaid interest, and any other fees and expenses owed under the Secured Credit Facility will be due and payable in full.

Interest Rates The Term Loan bears interest at an annual rate of either LIBOR plus 5.5% or prime plus 3.0%, and the Revolving Loan bears interest at an annual rate of either LIBOR plus 3.0% or prime plus 0.5%. So long as we are not in default under the Secured Credit Facility, we may elect at any time to have interest on all or a portion of the advances on the Revolving Loan or the Term Loan calculated under the applicable LIBOR interest rate option. LIBOR interest rate elections are available for LIBOR periods of 1, 2, 3, or 6 months. Interest on a LIBOR rate loan is payable on the last day of the LIBOR period (if the elected LIBOR period is less than three months) or on the last day of each three month interval (if the elected LIBOR period is six months). For any portion of the Term Loan or Revolving Loan which is not covered by a LIBOR interest rate election, monthly payments of accrued interest are due on the first day of each month.

Term Loan Advances The $50.0 million Term Loan was fully funded at the closing of the Secured Credit Facility. No additional advances are permitted under the Term Loan at any time, and any principal amount of the Term Loan which is repaid or prepaid may not be reborrowed. We are required to make payments of principal on the Term Loan in monthly installments of $0.5 million. Payment of the monthly principal installments commenced on June 1, 2004 and will continue on the first day of each succeeding calendar month throughout the term of the Secured Credit Facility. Then, unless paid in full earlier, all outstanding principal and accrued and unpaid interest of the Term Loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

Revolving Loan Advances During the term of the Secured Credit Facility, we may receive advances of principal on the Revolving Loan at any time. However, the outstanding principal of the Revolving Loan may not at any time be greater than an amount which is determined by reference to certain of our eligible receivables and eligible inventory. See "Loan Balance and Availability" below. We may also make payments of principal on the Revolving Loan at any time. All outstanding principal and all accrued and unpaid interest of the Revolving Loan will be due and payable in full when the Secured Credit Facility terminates in May 2007.

Loan Balance and Availability As of February 28, 2006, the outstanding balance of the Secured Credit Facility was $50.2 million. Taking into consideration the limitations on our ability to obtain additional advances of principal from the Revolving Loan (see "Revolving Loan Advances" above) and the Minimum Availability Requirement (see "Covenant Compliance" below), as of February 28, 2006, our availability under the Secured Credit Facility was $33.8  million.

Covenant Compliance We are subject to certain financial and non-financial covenants under the Secured Credit Facility. For example, as defined in the Senior Credit Facility, we must maintain: (i) either a qualified cash reserve balance or an undrawn availability on the Revolving Loan of not less than $5.0 million (the "Minimum Availability Requirement"), (ii) minimum thresholds with respect to certain consolidated and non-consolidated EBITDA, and (iii) a minimum ratio with respect to fixed charge coverages.

In addition, the amount of capital expenditures, as defined in the agreement, that we may make in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility.

As of February 28, 2006, we were in compliance with each of these covenants.

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

Notice and Waiver of Specified Events of Default under Secured Credit Facility On June 1, 2005, the Wells Fargo Lenders notified us that the Wells Fargo Lenders believed that we were in violation of certain covenants of the Secured Credit Facility (the "Specified Events of Default"), as follows:

•	occurrence of a default at the final maturity, on April 29, 2005, of the obligations under the FINOVA Note (defined below)

•	failure to maintain insurance on the Collateral (as defined in the Secured Credit Facility)

•	making an unpermitted investment toward the purchase of two Boeing 747 airplanes (the "VAC Boeing 747 Aircraft")

•	unauthorized use of the proceeds from advances under the Secured Credit Facility to renovate the VAC Boeing 747 Aircraft

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

         Amendment Number Two to Secured Credit Facility On June 14, 2005, we entered into an Amendment Number Two and Waiver to Loan and Security Agreement (the "Amendment Number Two") with the Wells Fargo Lenders whereby the Wells Fargo Lenders agreed to waive the Specified Events of Default, and both parties agreed to amend the Secured Credit Facility to allow the Company to maintain only all-risk ground insurance coverage for aircraft that the Company has grounded and taken out of service.

          Amendment Number Three to Secured Credit Facility On July 11, 2005, Ventures Acquisition Company purchased the VAC Boeing 747 Aircraft. See "Landsbanki Loan Agreement" below. On the same day, we entered into an Amendment Number Three and Consent (the "Amendment Number Three") with the Wells Fargo Lenders. Amendment Number Three amends the Secured Credit Facility to allow Airlines to (i) lease the VAC Boeing 747 Aircraft from Ventures Acquisition Company and (ii) reimburse Ventures Acquisition Company for certain out-of-pocket transaction costs incurred by Ventures Acquisition Company in connection with the purchase of the VAC Boeing 747 Aircraft. In exchange, Mr. Smith pledged to Wells Fargo Foothill, Inc., as administrative agent and for the benefit of the Wells Fargo Lenders, all of his rights, title, and interest in Ventures Acquisition Company (the "VAC Stock Pledge") as further security for repayment of the Secured Credit Facility. However, for purposes of the VAC Stock Pledge, the maximum amount of the Company's obligations under the Secured Credit Facility that is secured by the VAC Stock Pledge is limited to an amount not greater than $58 million minus the aggregate amount of all principal, interest and fees owed by Ventures Acquisition Company under the Landsbanki Loan Agreement.

          Amendment Number Four to Secured Credit Facility On November 30, 2005, Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Four to Loan and Security Agreement ("Amendment Number Four") with the Wells Fargo Lenders. The provisions of Amendment Number Four include, but are not limited to, the following amendments and modifications: (i) the deletion and replacement of certain definitions utilized in the Secured Credit Facility, (ii) the clarification of the business operations of Aviation and its subsidiaries, (iii) the addition of certain disclosures and covenants of compliance regarding Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49049 (2001)) (the "USA Patriot Act"), (iv) a modification of the Fixed Charge Coverage Ratio (as defined in the Secured Credit Facility) covenant compliance requirement, and (v) Aviation agreed to cause the Trust to grant, for the benefit of the Wells Fargo Lenders, a security interest in all of the aircraft owned by the Trust. In addition, Amendment Number Four recognizes CapitalSource Finance LLC as the successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan.

Amendment Number Five to Secured Credit Facility Effective March 9, 2006, Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Five to Loan and Security Agreement with the Wells Fargo Lenders ("Amendment Number Five"). The effect of Amendment Number Five is to (i) add and revise definitions to the Secured Credit Facility, (ii) revise provisions relating to permitted purchase money indebtedness, and (iii) delete one aircraft from the collateral securing the Secured Credit Facility.

         Release of VAC Stock Pledge  In connection with the execution of Amendment Number Four, and pursuant to a letter dated December 2, 2005, Wells Fargo Foothill, Inc., in its capacity as administrative agent for the Wells Fargo Lenders, (i) terminated the VAC Stock Pledge, (ii) released and discharged Mr. Smith from all obligations under the VAC Stock Pledge, and (iii) released all liens that had been granted by Mr. Smith under the VAC Stock Pledge.

 Trust Collateral The Trust in January 2006 granted the Wells Fargo Lenders, and in May 2006 granted the Indenture trustee, a security interest in the Trust Boeing 747 and the two DC-9 aircraft currently owned by the Trust, that were previously subject to a security interest granted to secure the FINOVA Note. See FINOVA Note, below.

WCMA Loan Agreement to EASL

On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164 (the "WCMA Loan") with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") for the purpose of obtaining an $8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.00% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan terminates on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full. At February 28, 2006, the outstanding principal balance of the WMCA Loan was $4.1 million.

An amendment letter from Merrill Lynch dated May 12, 2004 established certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Secured Credit Facility. The amendment letter established (i) a schedule for fixed charge coverage ratios, to be measured on a quarter-end basis, (ii) a $75.0 million maximum limit on capital expenditures, of which at least $10.0 million must be funded from sources other than the Secured Credit Facility, and (iii) a minimum consolidated EBITDA that must be achieved by us on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See "Capital Resources — Secured Credit Facility" above.

Covenant Compliance As of February 28, 2006, we were in compliance with the covenants of the WCMA Loan. See "Capital Resources — Secured Credit Facility" above.

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

        Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. As of September 30, 2005, outstanding principal and accrued interest of the FINOVA Note had been paid in full, and FINOVA's security interest in the aircraft was released and subsequently granted to the Wells Fargo Lenders and the Indenture trustee. See "Secured Credit Facility - Trust Collateral," above.

Intervest Note

         On December 30, 2004, Vintage entered into a Construction Loan Agreement with Intervest-Mortgage Investment Company ("Intervest") whereby Intervest agreed to loan to Vintage a total of $9.0 million for the purpose of financing Vintage's construction of an IMAX theater on the Evergreen Museum Land. The Construction Loan Agreement is further evidenced by a Promissory Note from Vintage to Intervest in the principal sum of $9.0 million (the "Intervest Note"). At February 28, 2006, the outstanding principal balance of the Intervest Note was $4.4 million.

         The Intervest Note provides for an annual rate of interest equal to 1.00% in excess of the rate established for a Bank Prime Loan, as published in the Federal Reserve Statistical Release H.15 (the "Index"). The interest rate on all sums advanced under the Intervest Note shall be adjusted on the first day of each month following the date that the Bank Prime Loan rate changes in the Index, with such interest rate to be equal to 1.00% in excess of the week-ending average rate established for the Bank Prime Loan, as published in the Index. However, the interest rate shall never be less than 5.75% per annum. Accrued interest on the outstanding balance of sums advanced under the Intervest Note shall be due and payable on the first day of each month. In addition, following any default in the payment of interest under the Intervest Note, or any default under any of the other documents executed in connection with or to secure the Intervest Note (the "Loan Documents") and expiration of the applicable cure period, Intervest may elect to (i) declare the Intervest Note due and payable, and/or (ii) increase the rate of interest payable under the Intervest Note by 3.00% per annum.

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

           Vintage's obligations under the Intervest Note and Construction Loan Agreement are secured by a security interest in (i) the Evergreen Museum Land, the Evergreen Aviation Museum Building, and the tangible personal property owned by Vintage which is located on or in the Evergreen Museum Land and the Evergreen Aviation Museum Building, (ii) a pledge of all rents arising out of the operation of the Evergreen Museum Land and the Evergreen Aviation Museum Building, and (iii) the aircraft owned by Vintage. In addition, Mr. Smith has guaranteed payment of the amounts due under the Intervest Note and Construction Loan Agreement.

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

          The Landsbanki Loan Agreement bears interest at an annual rate of LIBOR plus 2.3%. The applicable LIBOR rate is determined by reference to LIBOR periods of 30 days. Interest accrues daily and is payable monthly, with the applicable LIBOR rate being determined at the beginning of each monthly payment period. However, if an Event of Default (as defined in the Landsbanki Loan Agreement) has occurred and is continuing, then the Landsbanki Loan Agreement shall bear interest at a rate that is 2% per annum higher than the otherwise applicable rate. Monthly installments of principal and accrued interest in the amount of $680,000 per installment are due and payable on the 11th day of each month through the maturity date. The Landsbanki Loan Agreement matures on July 11, 2010, at which time all outstanding principal and accrued, but unpaid, interest will be due and payable.

          The Landsbanki Loan Agreement contains certain restrictions on our ability to (i) effect mergers and other changes of control and (ii) enter into transactions with our affiliates. In addition, the Landsbanki Loan Agreement provides that, among other events, a default under either of the leases of the VAC Boeing 747 Aircraft (see "Lease Transactions" in Note 17 -

"Related Party Transactions," above) shall constitute a default under the Landsbanki Loan Agreement. As of February 28, 2006, we were in compliance with these covenants and restrictions.

          As Guarantor, we have guaranteed all obligations of Ventures Acquisition Company under the Landsbanki Loan Agreement. Our obligations as Guarantor under the Landsbanki Loan Agreement are absolute and unconditional.

          At February 28, 2006, the outstanding principal balance on the Landsbanki Loan Agreement was $28.4 million.

NOTE 17 — RELATED PARTY TRANSACTIONS

Transactions Under Mr. Smith's Employment Agreement

Under an Employment Agreement dated May 16, 2003, Mr. Smith serves as our Chief Executive Officer and Chairman of the Board at a compensation rate of $3.0 million per year. In addition, Mr. Smith may be entitled to annual bonuses, at the discretion of the board of directors, provided that Mr. Smith uses the amount of such annual bonuses solely (i) to satisfy any obligation of Mr. Smith or his affiliates to us and (ii) to satisfy any taxes payable by Mr. Smith or his affiliates as a result of the receipt of such bonus or the satisfaction of such obligations.

During fiscal year 2006, the board of directors granted a $2.8 million bonus to Mr. Smith. Payment of the bonus was recorded by us as a part of selling, general, and administrative expenses. In accordance with the terms of the Employment Agreement, Mr. Smith utilized $2.0 million of the bonus to pay $1.4 million of principal and $0.6 million of accrued interest on obligations owed to us by Mr. Smith or his affiliates, and the remaining portion of the bonus was utilized to satisfy taxes payable by Mr. Smith or his affiliates as a result of the receipt of the bonus.

The Employment Agreement has a five-year term, but it automatically extends itself each day so that the remaining term is always five years. In the event Mr. Smith's employment is terminated either (i) by reason of his death or disability, (ii) by us without "cause", or (iii) by Mr. Smith for "good reason" (as defined in the Employment Agreement), then Mr. Smith, or his estate, as the case may be, will be entitled to be paid an amount equal to five times his base annual compensation plus an amount equal to five times the average of the annual bonus paid to him in the five years immediately preceding the termination. In addition, if Mr. Smith's employment is terminated by us without "cause" or by Mr. Smith for "good reason", Mr. Smith will be entitled to company-paid health coverage for a period of five years following termination.

Lease Transactions

From time to time, we have entered into leases with Mr. Smith and entities owned by, or controlled by, him. Each lease generally has a term of one to three years and provides for monthly payments. The table below summarizes the assets leased, and related monthly lease payments, as of February 28, 2006:

Asset Description	Monthly Payment		Lease Expiration Date
Learjet 35A	$52,000		07/31/07
Bell 206 L-1/3 helicopter	12,000		12/31/07
Bell 206 L-3 helicopter	12,000		5/31/08
Bell 206 L-3 helicopter	12,000		1/31/07
Bell 212 helicopter	30,000	(1)	09/30/08
Eurocopter 350-B2 helicopter	21,600		4/02/07
Eurocopter 350-B2 helicopter	21,600		4/30/08
Eurocopter 350-B3 helicopter	25,000		06/30/06
Eurocopter 350-B3 helicopter	25,000		05/31/06
Eurocopter 350-B3 helicopter	25,000		4/30/08
Eurocopter BK117 helicopter	50,000		11/30/08
Eurocopter BO-105CBS helicopter	11,000		12/31/08
Aerospatiale SA330J helicopter	55,000		5/03/08
Aerospatiale SA330J helicopter	55,000		5/03/08
Aerospatiale SA330J helicopter	41,800		11/28/08
Augusta Bell AB139 helicopter	135,000		4/30/08
Bell 206 L-4 helicopter	28,000		6/19/08
Bell 412 EP helicopter	90,000		10/31/08
Bell 412 EP helicopter	105,000		11/18/08
Bell Agusta AB139 helicopter	145,000		2/19/07
Boeing 747-230SF airplane	345,000		7/10/08
Boeing 747-230SF airplane	345,000		7/10/08
Learjet 35A	52,000		7/27/08
Sikorsky CH54 A	120,000		5/30/08
EAGLE office space, McMinnville, OR	17,500		10/31/08
EA training center	22,000		8/31/08
Guest house, McMinnville, OR	2,000		05/30/06

Total	$1,855,500

(1) A three-fourths beneficial interest in this helicopter is held by Mr. Delford M. Smith, and the remaining one-fourth beneficial interest is held by Mr. Mark C. Smith. We make lease payments of $22,500 and $7,500, per month, to Mr. Delford M. Smith and Mr. Mark C. Smith, respectively.

Each of our airplane and helicopter leases is terminable by mutual consent between the lessor and us. Our real property leases are terminable at the landlord's option in the event of a default under the leases.

Sales Transactions

During fiscal year 2006, we had sales of approximately $11.6 million to various entities owned by, or controlled by, Mr. Smith, as follows:

  A Lear 35 aircraft was sold by EASL to Ventures Acquisition Company for $2.7 million.
  Three Aerospatiale Model SA 330J helicopters were sold by EASL to Ventures Acquisition Company for $6.8 million.
  A Sikorsky Model CH-54 helicopter was sold by EASL to Ventures Acquisition Company for $2.1 million.

Because EASL's cost of sales for each of the aircraft equaled the sales price, EASL did not recognize any profit from these sales. Helicopters now leases these aircraft from Ventures Acquisition Company under three-year leases. During fiscal year 2005 and fiscal year 2004, we had sales to various entities owned by, or controlled by Mr. Smith of approximately $7.7 million and $11.0 million, respectively.

Purchases of Agricultural Products

During fiscal year 2006, Agriculture purchased $16,000 of hazelnut kernels and $81,000 of Pinot Noir grapes from Mr. Smith or entities owned by, or controlled by, Mr. Smith. During fiscal year 2005, Agriculture did not purchase any products from Mr. Smith or any entities owned by, or controlled by, Mr. Smith. During fiscal year 2004, Agriculture purchased approximately $197,000 of pinot noir grapes from Mr. Smith or entities owned by, or controlled by, Mr. Smith.

Expiration of Aircraft Lease

During fiscal year 2005, Airlines and Ventures Acquisition Company negotiated a settlement for lease return condition costs in connection with the scheduled expiration of two DC-9 aircraft leases. See Note 7 — "Expiration of Aircraft Leases," above.

Trust Created February 25, 1986

Aviation and Mr. Smith are co-beneficiaries of the Trust, which owns one Boeing 747 aircraft and two DC-9 aircraft. Mr. Smith holds a one-third beneficial interest in that portion of the Trust that owns the Boeing 747 aircraft. Aviation holds the remaining two-thirds beneficial interest in that portion of the Trust that owns the Boeing 747 and all of that portion of the Trust that owns the two DC-9 aircraft and related parts. Airlines leases all of the planes from the Trust at a cost of approximately $700,000 per month. The portion of the rental payments allocable to Mr. Smith's one-third beneficial interest in the Boeing 747 aircraft is approximately $200,000 per month. Beginning October 1, 2005, there were no further payment obligations, however, the leases continue pursuant to the agreements. Based upon our beneficial interest in the Trust, the operations of the Trust are included in our consolidated financial statements. Mr. Smith's beneficial interest in the Trust is reported in our consolidated financial statements as a minority interest.

During each of fiscal years 2006, 2005, and 2004, Airlines incurred aircraft lease expenses on the Boeing 747 aircraft in the amount of $7.5 million. Of these amounts in each fiscal year period, $2.4 million was attributable to Mr. Smith's one-third beneficial interest in the aircraft.

At the beginning of fiscal year 2005, the Trust held a note receivable from Mr. Smith with an outstanding balance of $0.6 million. The note receivable bore interest at an annual rate of 4% and was secured by a pledge of approximately 2.5 million shares of Holdings common stock owned by the Delford M. Smith Revocable Trust. During fiscal year 2005, $0.6 million of Mr. Smith's share of the Trust's net income was applied against the note receivable and, as of the end of fiscal year 2005, the note receivable was repaid in full. In fiscal year 2004, net income of the Trust that was applied in reduction of the note receivable was $1.1 million.

Notes Receivable from Affiliates

        We have a number of notes receivable from Mr. Smith, Ventures Holding, and Ventures Acquisition Company. The chart below summarizes the various notes receivable from Mr. Smith, Ventures Holdings, Inc., or Ventures Acquisition Company at February 28, 2006 and 2005:

(in thousands)	February 28, 2006	February 28, 2005

Notes receivable from Ventures Holdings (includes interest receivable of $313 and $436) due in annual installments ranging from $1,275 to $1,281 through March 31, 2013, with an annual interest rate of 4%	$8,846	$9,777

Notes receivable from Ventures Acquisition Company (includes interest receivable of $36 and $40) due in annual installments of $147 through March 31, 2013, with an annual interest rate of 4%	1,020	1,128

Note receivable from Mr. Smith (includes interest receivable of $149 and $165) due in annual installments ranging from $608 to $611 through March 31, 2013, with an annual interest rate of 4%	4,216	4,661

Notes receivable from affiliates	$14,082	$15,566

        In March 2005, we received $1.4 million of principal payments and $0.6 million of accrued interest payments with respect to notes receivable from affiliates. See "Transactions Under Mr. Smith's Employment Agreement" above. During the period from April 1, 2005 through February 28, 2006, the principal balances of our notes receivable from affiliates have increased by $0.5 million of accrued interest receivable.

Payables to Affiliates

        As of February 28, 2006, we owed $1.9 million in accounts payable and accrued liabilities to affiliates. These payables consist primarily of a $1.0 million accounts payable due from Vintage to Mr. Smith, accounts payable of $0.5 million due from Airlines to Ventures Acquisition Company and a $0.1 million charitable contribution pledge made by Aviation to Evergreen Aviation Museum.

        Payable from Vintage to Mr. Smith— During fiscal year 2006, Mr. Smith made $1.0 million of payments to third parties on behalf of Vintage. The payments made by Mr. Smith consisted primarily of: (i) $0.2 million of principal and interest paid on an outstanding debt owed by Vintage to a third party, and (ii) $0.8 million of expenses incurred by Vintage in the construction of the Evergreen IMAX Theater.

   Pledge Payable from Aviation to Evergreen Aviation Museum— In November 2005, Aviation made a $0.8 million charitable contribution pledge to the Evergreen Aviation Museum, of which $0.7 million was paid by February 28, 2006, resulting in a $0.1 million pledge payable as of February 28, 2006. The charitable contribution expense was included on our consolidated statements of operations for fiscal year 2006 as selling, general, and administrative expense.

NOTE 18 — INCOME TAXES

The components of our income tax (expense) benefit for fiscal years 2006, 2005, and 2004 were as follows:

(in thousands)	2006	2005	2004
Current:
Federal	$(1,069)	$479	$-
State	(868)	(163)	(231)

Total current	(1,937)	316	(231)

Deferred:
Federal	(14,098)	1,074	1,802
State	(798)	323	449
Total deferred	(14,896)	1,397	2,251
Total	$(16,833)	$1,713	$2,020

The following table presents the tax effects of the temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at February 28, 2006 and February 28, 2005:

(in thousands)	2006	2005
Deferred tax assets, current:
Accounts receivable	$317	$528
Net operating loss carryforward	13,695	-
Alternative minimum tax credit carryforward	3,900	-
Accrued liabilities	7,013	4,012
Capitalized loan acquisition costs	1,193	-
Prepaid and other expenses	(795)	(691)

Total deferred tax assets, current	25,323	3,849

Deferred tax assets (liabilities), non-current:
Net operating loss carryforwards	3,852	37,914
Alternative minimum tax credit carryforwards	7,734	10,566
Property and equipment	(142,609)	(143,329)
Other	(498)	(302)

Total deferred tax liabilities, non-current	(131,521)	(95,151)

Net deferred tax liabilities	$(106,198)	$(91,302)

Our effective tax rate for fiscal years 2006, 2005, and 2004 differs from the federal statutory tax rate due primarily to the following:

(in thousands)	2006	2005	2004

Income tax (expense) benefit computed at statutory rate	$(14,598)	$2,394	$2,895
State income taxes, net of federal tax effect	(1,773)	290	351
Other (1)	(462)	(971)	(1,226)
Income tax (expense) benefit	$(16,833)	$1,713	$2,020

(1)      Other is comprised of permanent differences, predominately meals, entertainment, fines, and other penalties.

At February 28, 2006 and February 28, 2005, we had federal income tax net operating loss carryforwards of $ 40.3 million and $96.0 million, respectively. At February 28, 2006 and February 28, 2005, we had state income tax net operating loss carryforwards of $55.3 million and $73.8 million, respectively. These net operating loss carryforwards expire in the years 2007 through 2026. During fiscal years 2006 and 2005, we reduced our taxes currently payable by $17.1 million and $0.9 million, respectively, from the utilization of federal net operating loss carryforwards. At February 28, 2006 and February 28, 2005, we had an alternative minimum tax (AMT) credit available of $11.6 million and $10.5 respectively, which is available to offset future regular taxes that are in excess of future alternative minimum taxes. Under current tax law, the carryforward period for the AMT credit is unlimited.

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

We made Matching Contributions of $1.4 million, $1.2 million, and $4.0 million during fiscal years 2006, 2005, and 2004, respectively. We made Basic Contributions of $3.4 million, $2.8 million, and $2.5 million during fiscal years 2006, 2005, and 2004, respectively. We did not make any discretionary contributions to the Plan during fiscal years 2006, 2005, or 2004.

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

NOTE 20 — LEASE COMMITMENTS

We lease aircraft and engines under various agreements with both third parties and affiliates. Six of our small fixed-wing aircraft and 30 of our helicopters are leased under operating leases which have remaining lease terms ranging from six years to less than one year. Under many of these leases, we would be liable for a stipulated loss value if an event of default occurs and, in the event we prematurely terminate the lease, we would be liable for a lease termination fee. As of February 28, 2006, the aggregate stipulated loss values for our aircraft leases was approximately $10.1 million, and the aggregate amount of lease termination fees was approximately $6.6 million.

A number of our small fixed-wing aircraft and helicopter leases include options to purchase the aircraft either at the expiration of the lease or on certain lease anniversary dates ranging from two to four years. Although most of the purchase options are based upon the fair market value of the aircraft as of the purchase date, some of the leases provide for a guaranteed purchase option price. As of February 28, 2006, the aggregate amount of the guaranteed purchase option prices for our leased aircraft was approximately $17.1 million.

We also lease land and buildings under various lease agreements with third parties and affiliates. In particular, EAGLE leases warehouse, office, and ramp space at the various airport locations served by EAGLE. In addition, we also lease corporate office space in McMinnville, Oregon from DMS Properties and Ventures Holdings.

At February 28, 2006, our commitments for future rentals under non-cancelable operating leases having an original term of one year or more were as follows:

Payments Due by End of Fiscal Year

(in millions)	2007	2008	2009	2010	2011	After 2011	Total
Related party	$21.9	$18.9	$7.1	$-	$-	$-	$47.9
Other	12.7	9.1	7.4	3.7	1.0	11.1	45.0
Totals	$34.6	$28.0	$14.5	$3.7	$1.0	$11.1	$92.9

In addition, we lease aircraft and engines under short-term agreements on an as-needed basis.

Total rental expense for fiscal years 2006, 2005, and 2004 was $43.7 million, $45.1 million, and $39.4 million, respectively, including related party rentals.

NOTE 21 — CONTINGENCIES AND COMMITMENTS

We are currently involved in a number of legal proceedings. While the results of these proceedings cannot be predicted with certainty, we believe, based on our examination of the subject matter of the proceedings, experience with similar proceedings, and discussion with legal counsel regarding possible outcomes, that the final outcomes of such proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. As material developments related to pending litigation occur, we will reassess our potential liability and revise any estimates accordingly.

Banc of America

We were a defendant in Banc of America Securities LLC v. Evergreen International Aviation, Inc. et al., which was filed on May 22, 2003 in the Superior Court of the County of Mecklenburg in the State of North Carolina. Banc of America alleged claims for breach of contract and quantum merit, arising out of agreements in which Banc of America agreed to act as our financial agent in exchange for the payment of certain fees.

On March 31, 2006, the parties agreed to a settlement under which we will pay to the plaintiff $1.1 million. The Airlines segment recorded the amount of the settlement in "Other non-operating income (expense), net" in the Company's statement of operations for the fiscal year 2006. See Note 23 — "Subsequent Events."

Asiana Airlines

On January 28, 2000, we entered into a contract with Asiana Airlines ("Asiana") whereby we agreed to provide air freight services to Asiana in exchange for minimum payments to be made by Asiana throughout the term of the contract. The minimum payments were based on guaranteed block hour utilization and the contract was to continue through February 28, 2003. On August 28, 2001, Asiana notified us that Asiana would not make any further payments under the contract.

On September 19, 2001, we filed proceedings in the United States District Court for the District of Oregon against Asiana to recover amounts owed by Asiana to us pursuant to the contract. On February 28, 2003, a jury returned a verdict in our favor and awarded us damages of $16.6 million. On July 26, 2005, the District Court ordered disbursement to us of breach of contract damages in the amount of $16.6 million, interest in the amount of $491,000 and reimbursed costs of $38,000. The funds were disbursed to us out of the bond posted by Asiana with the court.

Stocks and Allen

On October 27, 2005, Air Center filed a complaint against Dan Stocks, Jane Doe Stocks and Allen Investment, LLC (collectively "Allen") in the Superior Court for the State of Arizona, Pima County, claiming breach of contract, common law fraud, wrongful conversion, unjust enrichment and breach of constructive trust with regards to an agreement Air Center had with Allen whereby Air Center sold two Starship airframes to Allen. On December 19, 2005, Allen filed an answer and counterclaimed for alleged breach of contract, negligence and numerous other claims including consequential damages. Allen has estimated their damages at approximately $2.2 million. We believe the Allen counterclaims are without merit and we plan to vigorously defend the counterclaims. The case is currently in the discovery phase.

Claim for Losses under the Air Transportation Safety and System Stabilization Act

There is a possibility that we may be asked to return all or a portion of the $7.2 million that we received in fiscal year 2002 for claims pursuant to the Air Transportation Safety and System Stabilization Act. As of February 28, 2006, we have not received any further correspondence and have not participated in any further negotiations regarding this matter. Currently, we do not anticipate that we will be required to return any of the $7.2 million. To the extent we need to actually pay any of these amounts, we believe that cash on hand and amounts expected to be available under our Secured Credit Facility will be sufficient.

Aircraft Purchase Commitments

As of the date of this report, we have entered into agreements to purchase the following aircraft:

(in thousands)
Aircraft	Quantity	Purchase Price	Deposit Paid
AB139 (AW-139)	4	$33,900	$600
MD 757 Airframes	2	4,980	498
Boeing 747-200	1	18,500	1,670
Total	7	$57,380	$2,768

Subject to finalization of financing or leasing arrangements, we expect to take delivery of all of the above-listed aircraft during fiscal year 2007.

NOTE 22 — SUPPLEMENTAL FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

The Indenture Notes that were issued by Aviation are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation's subsidiaries (the "Guarantor Subsidiaries"), and the Trust (the "Non-Wholly Owned Guarantor Subsidiary"). The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Agriculture, Vintage, and the foreign subsidiaries of the Company (collectively, the "Non-Guarantor Subsidiaries").

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

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the Fiscal Year Ended February 28, 2006
(in thousands)

	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non-Wholly Owned Guarantor Subsidiaries	Non Guarantors	Eliminations	Consolidated Total
Operating revenues	$-	$15,000	$767,771	$7,468	$6,142	$(38,691)	$757,690
Operating expenses	-	-	635,908	373	5,422	(19,684)	622,019
Selling, general, and administrative expenses	30	19,271	67,899	25	3,106	(19,589)	70,742
Operating income(loss)	(30)	(4,271)	63,964	7,070	(2,386)	582	64,929
Interest income(expense)	509	(7)	(36,154)	(104)	(233)	-	(35,989)
Other income, net	-	(2,129)	17,468	-	78	-	15,417
Income(loss) before minority interest, income taxes, and equity in subsidiary earnings	479	(6,407)	45,278	6,966	(2,541)	582	44,357
Equity in earnings of subsidiaries	25,624	35,108	-	-	-	(60,732)	-
Income before minority interest and income taxes	26,103	28,701	45,278	6,966	(2,541)	(60,150)	44,357
Minority interest	-	(1,420)	-	-	-	-	(1,420)
Income before income taxes	28,440	27,281	45,278	6,966	(2,541)	(60,150)	42,937
Income tax benefit (expense)	(2,171)	323	(15,884)	-	899	-	(16,833)
Net income	$23,932	$27,604	$29,394	$6,966	$(1,642)	$(60,150)	$26,104

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS For Fiscal Year Ended February 28, 2005 (in thousands)
	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non- Wholly Owned Guarantor Subsidiaries	Non Guarantors	Eliminations	Consolidated Total
Operating revenues	$-	$10,392	$604,748	$7,523	$5,851	$(47,576)	$580,938
Operating expenses	-	-	514,789	374	4,845	(35,214)	484,794
Selling, general, and administrative expenses	43	15,155	59,911	-	2,674	(12,640)	65,143
Operating income(loss)	(43)	(4,763)	30,048	7,149	(1,668)	278	31,001

Interest income (expense)	562	(22)	(35,791)	(621)	(61)	-	(35,933)
Other non-operating (expense) income, net	-	(3,794)	2,219	-	742	-	(833)
Income (loss) before minority interest, income taxes, and equity in subsidiary earnings	519	(8,579)	(3,524)	6,528	(987)	278	(5,765)

Equity in earnings of subsidiaries	(5,847)	3,440	-	-	-	2,407	-
Income (loss) before minority interest and income taxes	(5,328)	(5,139)	(3,524)	6,528	(987)	2,685	(5,765)

Minority interest	-	(1,276)	-	-	-	-	(1,276)
Income(Loss) before income taxes	(5,328)	(6,415)	(3,524)	6,528	(987)	2,685	(7,041)

Income tax benefit (expense)	-	577	926	-	305	(95)	1,713
Net income(loss)	$(5,328)	$(5,838)	$(2,598)	$6,528	$(682)	$2,590	$(5,328)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For Fiscal Year Ended February 29, 2004
(in thousands)

	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non- Wholly Owned Guarantor Subsidiaries	Non Guarantors	Eliminations	Consolidated Total
Operating revenues	$-	$12,786	$551,829	$7,496	$7,300	$(43,777)	$535,634
Operating expenses	-	4,786	457,005	373	7,890	(34,541)	435,513
Selling, general, and administrative expenses	26	23,716	60,499	-	1,860	(9,036)	77,065
Operating income(loss)	(26)	(15,716)	34,325	7,123	(2,450)	(200)	23,056

Interest expense	609	(1,186)	(33,129)	(1,110)	(24)	-	(34,840)
Other non-operating income, net	-	-	4,286	-	100	-	4,386
Income (loss) before minority interest,	583	(16,902)	5,482	6,013	(2,374)	(200)	(7,398)
income taxes, and equity in subsidiary earnings

Equity in earnings of subsidiaries	(7,077)	6,827	-	-	-	250	-
Income(loss) before minority interest	(6,494)	(10,075)	5,482	6,013	(2,374)	50	(7,398)
and income taxes

Minority interest	-	(1,116)	-	-	-	-	(1,116)
Income(loss) before income taxes	(6,494)	(11,191)	5,482	6,013	(2,374)	50	(8,514)

Income tax benefit (expense)	-	6,088	(5,076)	-	933	75	2,020
Net income(loss)	$(6,494)	$(5,103)	$406	$6,013	$(1,441)	$125	$(6,494)

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
At the End of Fiscal Year 2006
(in thousands)

	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non- Wholly Owned Guarantor Subsidiaries	Non Guarantors	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$-	$2,132	$536	$-	$67	$-	$2,735
Accounts receivable, net	-	6	73,832	639	833	-	75,310
Receivables from affiliates	1,845	656	848	-	326	-	3,675
Other current assets	18,589	2,179	20,485	-	6,214	-	47,467
Total current assets	20,434	4,973	95,701	639	7,440	-	129,187
Properties, net	1,193	3,818	486,100	11,358	52,359	(1,226)	553,602
Notes receivable from affiliates	11,233	8,607	227	-	642	(8,607)	12,102
Investment in subsidiaries	228,203	288,190	-	-	-	(516,393)	-
Other assets including goodwill	-	9,967	23,238	-	5,569	-	38,774
Total assets	$261,063	$315,555	$605,266	$11,997	$66,010	$(526,226)	$733,665
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$5,423	$72,170	$-	$2,100	$-	$79,693
Accrued liabilities	-	6,629	17,392	-	243	-	24,264
Payables to affiliates	-	130	645	-	9,728	(8,607)	1,896
Accrued interest	-	7,990	158	-	2	-	8,150
Income taxes payable	-	-	-	-	-	-	-
Current portion long-term debt	-	6,517	2,393	-	5,704	-	14,614
Total current liabilities	-	26,689	92,758	-	17,777	(8,607)	128,617
Long-term debt	60,925	452,086	110,022	-	25,260	(386,616)	261,677
Deferred rentals and other payables to affiliates	-	-	(5,136)	5,195	-	-	59
Deferred tax liabilities	(9,578)	(171)	139,092	-	2,178	-	131,521
Other liabilities		(386,616)				386,616
Total liabilities	51,347	91,988	336,736	5,195	45,215	(8,607)	521,874
Minority interest	-	2,075	-	-	-	-	2,075
Stockholders' equity	209,716	221,492	268,530	6,802	20,795	(517,619)	209,716
Total liabilities and stockholders' equity	$261,063	$315,555	$605,266	$11,997	$66,010	$(526,226)	$733,665

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
At the End of Fiscal Year 2005
(in thousands)

	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non- Wholly Owned Guarantor Subsidiaries	Non Guarantors	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$-	$1,228	$1,390	$-	$100	$-	$2,718
Accounts receivable, net	-	9	60,861	639	846	-	62,355
Other current assets	1,580	1,004	27,559	-	7,743	-	37,886
Total current assets	1,580	2,241	89,810	639	8,689	-	102,959

Properties, net	1,729	3,306	488,089	11,732	40,514	(1,808)	543,562
Notes receivable from affiliates	13,127	3,110	245	-	(2,389)	-	14,093
Investment in subsidiaries	200,406	254,503	-	-	-	(454,909)	-
Other assets including goodwill	-	12,909	18,007	-	4,181	-	35,097
Total assets	$216,842	$276,069	$596,151	$12,371	$50,995	$(456,717)	$695,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$5,327	$66,484	$-	$1,021	$2	$72,834
Accrued liabilities and payables to affiliates	-	4,790	22,642	-	810	-	28,242
Accrued interest	-	7,961	28	29	14	-	8,032
Current portion long-term debt	-	6,515	3,734	3,370	626	-	14,245
Total current liabilities	-	24,593	92,888	3,399	2,471	2	123,353
Long-term debt	78,640	57,320	133,169	-	23,731	-	292,860
Deferred rentals and other payables to affiliates	-	-	(5,098)	5,178	-	-	80
Deferred tax liabilities	(45,410)	(387)	138,592	-	2,356	-	95,151
Total liabilities	33,230	81,526	359,551	8,577	28,558	2	511,444
Minority interest	-	655	-	-	-	-	655
Stockholders' equity	183,612	193,888	236,600	3,794	22,437	(456,719)	183,612
Total liabilities and stockholders' equity	$216,842	$276,069	$596,151	$12,371	$50,995	$(456,717)	$695,711

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Fiscal Year Ended February 28, 2006
(in thousands)

	Holdings(Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non- Wholly Owned Guarantor Subsidiaries	Non Guarantors	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$13,137	$33,323	$93,303	$3,395	$10,677	$(44,632)	$109,203

Cash flows from investing activities:
Purchases of property, equipment, and overhauls	512	(928)	(65,964)	-	(13,131)	-	(79,511)

Proceeds from disposal of property and equipment	-	-	5,889	-	455	-	6,344
Notes receivable from affiliates	-	(6,713)	-	-	-	8,197	1,484
Other assets	-	(36,703)	(4,903)	-	(1,517)	36,435	(6,688)

Net cash (used in) provided by investing activities	512	(44,344)	(64,978)	-	(14,193)	44,632	(78,371)

Cash flows from financing activities:
Proceeds from long-term debt	-	4,234	259	-	1,191	-	5,684
Payments on long-term debt	-	(29,306)	(3,679)	(3,370)	(144)	-	(36,499)
Other financing sources	(13,649)	36,997	(25,759)	(25)	2,436	-	-

Net cash (used in) provided by financing activities	(13,649)	11,925	(29,179)	(3,395)	3,483	-	(30,815)

Net increase (decrease) in cash	-	904	(854)	-	(33)	-	17

Cash, beginning of period	-	1,228	1,390	-	100	-	2,718

Cash, end of period	$-	$2,132	$536	$-	$67	$-	$2,735

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Fiscal Year Ended February 28, 2005
(in thousands)

	Holdings(Parent)	Evergreen(Issuer)	100% Owned Guarantor Subsidiaries	Non- Wholly Owned Guarantor Subsidiaries	Non Guarantors	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(4,719)	$5,152	$68,459	$4,593	$55	$(2,952)	$70,588

Cash flows from investing activities:
Purchases of property, equipment, and overhauls	-	(143)	(65,401)	-	(4,272)	-	(69,816)

Proceeds from disposal of property and equipment	-	-	4,213	-	478	-	4,691

Notes receivables & other assets	-	(4,181)	(3,345)	604	1,911	2,535	(2,476)
Net cash (used in) provided by investing activities	-	(4,324)	(64,533)	604	(1,883)	2,535	(67,601)

Cash flows from financing activities:
Proceeds from long-term debt	-	222,408	-	-	-	-	222,408
Payments on long-term debt	-	(216,704)	(5,089)	(4,587)	(368)	-	(226,748)
Other financing sources	4,719	(6,306)	(170)	(610)	1,950	417	-
Net cash (used in) provided by financing activities	4,719	(602)	(5,259)	(5,197)	1,582	417	(4,340)

Net increase (decrease) in cash	-	226	(1,333)	-	(246)	-	(1,353)

Cash, beginning of period	-	1,002	2,723	-	346	-	4,071
Cash, end of period	$-	$1,228	$1,390	$-	$100	$-	$2,718

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the Fiscal Year Ended February 29, 2004
(in thousands)

	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non- Wholly Owned Guarantor Subsidiaries	Non Guarantors	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$-	$(5,708)	$53,135	$8,038	$(4,074)	$1,664	$53,055

Cash flows from investing activities:
Purchases of property, equipment, and overhauls	-	(1,731)	(59,687)	-	(476)	-	(61,894)

Proceeds from disposal of property and equipment	-	3,750	5,714	-	-	-	9,464

Notes receivables & other assets	(880)	(16,924)	11,237	1,035	(2,655)	(1,664)	(9,851)
Net cash (used in) provided by investing activities	(880)	(14,905)	(42,736)	1,035	(3,131)	(1,664)	(62,281)

Cash flows from financing activities:
Proceeds from long-term debt	-	282,065	1,983	-	443	-	284,491
Payments on long-term debt	-	(113,908)	(2,139)	(6,331)	-	-	(122,378)
Other financing sources	880	(147,397)	(12,234)	(2,742)	7,039	-	(154,454)
Net cash provided by (used in) financing activities	880	20,760	(12,390)	(9,073)	7,482	-	7,659

Net (decrease) increase in cash	-	147	(1,991)	-	277	-	(1,567)

Cash, beginning of period	-	854	4,714	-	70	-	5,638

Cash, end of period	$-	$1,001	$2,723	$-	$347	$-	$4,071

NOTE 23 — SUBSEQUENT EVENTS

Amendment Number Five to Secured Credit Facility

 Effective March 9, 2006, Aviation, its subsidiaries that are co-borrowers under the Secured Credit Facility, and the Trust, as co-guarantor, entered into Amendment Number Five to Loan and Security Agreement with the Wells Fargo Lenders ("Amendment Number Five"). The effect of Amendment Number Five is to add and revise definitions to the Secured Credit Facility, revise provisions relating to permitted purchase money indebtedness, and delete one aircraft from the collateral securing the Secured Credit Facility.

Common Stock Redemption

On March 13, 2006, Holdings entered into agreements with Mr. Mark C. Smith under which Holdings immediately redeemed 500,000 shares of its common stock from Mr. Smith. Both parties also agreed that Holdings would redeem from Mr. Smith an additional 98,250 shares of its common stock on April 15, 2007 when the shares are distributed to Mr. Smith from the trust that currently owns the shares. Total consideration for the redemption of all such shares was $1.0 million in cash and conveyance to Mr. Smith of approximately 148 acres of real property located in Yamhill County, Oregon with a net book value of approximately $0.3 million.

Settlement of Banc of America Securities, LLC litigation

We were a defendant in Banc of America Securities LLC v. Evergreen International Aviation, Inc. et al., which was filed on May 22, 2003 in the Superior Court of the County of Mecklenburg in the State of North Carolina. Banc of America alleged claims for breach of contract and quantum merit, arising out of agreements in which Banc of America agreed to act as our financial agent in exchange for the payment of certain fees.

On March 31, 2006, the parties agreed to a settlement under which we will pay to the plaintiff $1.1 million. The amount of the settlement is in "Other non-operating income (expense), net" in the Company's statement of operations for the fiscal year 2006.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA

The following table summarizes our unaudited consolidated quarterly results of operations during fiscal years 2006 and 2005. In the opinion of management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

	Fiscal Year 2006 Three Months Ended
(in thousands)	May 31	Aug. 31		Nov. 30	Feb. 28
Operating revenues	$176,296	$180,330		$221,054	$180,010
Income from operations	15,972	17,706		27,190	4,061
Net income(loss)	4,004	15,257	(1)	10,606	(3,763)
Earnings (loss) per share (basic and diluted)	$0.40	$1.52		$1.05	$(0.37)

	Fiscal Year 2005 Three Months Ended
(in thousands)	May 31	Aug. 31	Nov. 30	Feb. 29
Operating revenues	$126,153	$145,648	$154,606	$154,531
Income (loss) from operations	2,454	13,402	10,225	4,920
Net (loss) income	(6,660)	2,387	98	(1,153)
Earnings (loss) per share (basic and diluted)	$(0.66)	$0.24	$0.01	$(0.11)

(1) On September 19, 2001, we filed proceedings in the United States District Court for the District of Oregon against Asiana Airlines ("Asiana") to recover amounts owed by Asiana to us pursuant to an air freight contract. On February 28, 2003, a jury returned a verdict in our favor and awarded breach of contract damages in the amount of $16.6 million. On July 26, 2005, the District Court ordered disbursement to us of breach of contract damages in the amount of $16.6 million, interest in the amount of $491,000, and reimbursed costs of $38,000.

         The damages award of $16.6 million is reflected on our consolidated statement of operations within the line item "Other non-operating income (expense), net", the accrued interest award of $0.5 million is included as a reduction to "Interest expense", and the award for reimbursed costs of $38,000 million is included as a reduction to "Selling, general, and administrative expenses". All are reflected in "Net (loss) income" in the table above for the three months ended August 31, 2005.

Schedule II - Valuation and Qualifying Accounts

The following represents the additions and deletions to our inventory and equipment reserves during fiscal years 2006, 2005, and 2004.

(in thousands)	Balance at Beginning of Period	Additions (reductions)to Costs and Expenses	Write-offs	Reclasses from Other Accounts	Balance at End of Period
Allowance for doubtful accounts
Fiscal Year 2004	$32,848	$2,327(1)	$(34,408) (2)	$1,262(3)	$2,029
Fiscal Year 2005	2,029	1,173	(1,541)	-	1,661
Fiscal Year 2006	1,661	459	(1,009)	-	1,111
Allowance for doubtful notes receivable:
Fiscal Year 2004	$-	$-	$-	$-	$-
Fiscal Year 2005	-	-	-	-	-
Fiscal Year 2006	-	-	-	-	-
Allowance for obsolete inventory:
Fiscal Year 2004	$-	$(160)	$160	$-	$-
Fiscal Year 2005	-	-	-	-	-
Fiscal Year 2006	-	50	-	-	50

(1)	During fiscal year 2004, EAGLE expensed an additional $2.7 million for the U.S. Postal Service SNET contract.

(2)	During fiscal year 2004, Airlines wrote off $27.9 million of Asiana accounts receivable.
During fiscal year 2004, EAGLE wrote off $6.1 million from the settlement of a prior year U.S. Postal Service SNET contract.

(3)	During fiscal year 2004, $1.3 million was reclassed from a liability account to the reserve account.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As a result of our need to restate our financial statements for the fiscal year ended February 29, 2004, we retained a certified public accounting firm (the "Internal Audit Consultants") to provide certain internal audit services. The Internal Audit Consultants assisted the Company during the audits of our financial statements for fiscal years 2006 and 2005, and have performed analyses of certain major accounts included in our financial statements. Although we were not able to file our Annual Report on Form 10-K for the fiscal year ended February 28, 2005 on the original due date, we believe that initiating the internal audit function improved our effectiveness in recording, processing, summarizing and reporting financial information. We believe that the enhancements implemented by the internal audit function have positively affected both our internal control over financial reporting, and our ability to provide accurate and timely financial statements.

Internal Control Over Financial Reporting

Except as discussed above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 28, 2006, the following individuals served as directors of Holdings, directors of Aviation, and as executive officers of the Company.

Name	Age	Position	Company

Delford M. Smith (1)	76	Chairman of the Board of Directors	Holdings, Aviation

		Chief Executive Officer	Holdings, Aviation, EAGLE, and Agriculture

Timothy G. Wahlberg (1)	60	Director	Holdings, Aviation

		President	Holdings, Aviation
		(principal executive officer)

John A. Irwin (1)	50	Director	Holdings, Aviation
		Chief Financial Officer and Treasurer	Holdings, Aviation
		(principal financial officer and principal accounting officer)
		Vice President Risk Management	Aviation
		Senior Vice President of Finance	Helicopters

Brian T. Bauer	38	Director	Aviation
		President	Airlines and Systems LogistiX, Inc.

Timothy Hannigan	42	Director	Aviation

Michael A. Hines	39	Director	Aviation
		President	EASL
		Senior Vice President Material	Airlines

Robert E. McAndrew	62	Director	Aviation

James A. Porter	59	President	Evergreen Helicopters International, Inc.

John L. Palo	61	Director	Aviation

Gerard H. Rock	48	Director	Aviation
		President	Evergreen Helicopters of Alaska, Inc.

Ranjit Seth	41	Director	Aviation
		Senior Vice President Sales & Marketing	Airlines

Daniel Van Dyke	46	Director	Aviation

Samuel P. White, Jr.	47	Director	Aviation
		Vice President - Washington DC	Airlines

Robert J. Wueste	53	Director	Aviation

A. Blythe Berselli	27	Executive Vice President	Aviation

Gwenna R. Wootress	48	Secretary	All companies

		Director	Aviation
		Vice President Legal Counsel	Aviation

(1) Members of the Executive Committee of the Board of Directors for Aviation.

Directors of Holdings and Aviation

Delford M. Smith — Mr. Smith has been the chairman of the board of directors of Holdings and controlling shareholder of the Company since its inception in 1960. Mr. Smith formerly served as a member of the board of directors for each of the Air Transport Association and the National Transportation Defense Association Airlift Committee, and also formerly served as president of Helicopter Association International. He has been honored with the Napoleon Hill Gold Medal Award for Entrepreneurial Achievement, the Helicopter Association International Lawrence Bell Memorial Award and the Profession Pilot Aviation Humanitarian of the Year Award. Mr. Smith received his B.S. degree in Psychology and Business from the University of Washington and received Honorary Doctorate Degrees in Aeronautical Science from Salem College, Salem, West Virginia, and in Business Administration from Johnson and Wales College, Providence, Rhode Island. In 1993, the National Defense Transportation Association granted him the National Transportation Award. In 1999, he was awarded the Wright Brothers Memorial Trophy, an award given annually at the National Aeronautic Association to a living person who has made significant contributions to aviation in the United States. In 2002, Mr. Smith was inducted into the Horatio Alger Association and, since April 2003, he has served as a director of this association.

Timothy J. Wahlberg — Mr. Wahlberg joined Evergreen in 1969 and has served as the President of Aviation since 1994. In addition Mr. Wahlberg served as the President of Airlines from April 2002 to November 2005. Mr. Wahlberg also serves as the Chairman of the Board for EASL. Previous positions held by Mr. Wahlberg include President of Helicopters from December 1992 until November 2004, President of the Air Center from May 1984 to August 1986, and President of EASL from December 1991 to July 2002.

John A. Irwin — Mr. Irwin has served as the Chief Financial Officer since October 2003. Mr. Irwin has also served as Treasurer of Holdings, Vice President of Risk Management for Aviation, and Senior Vice President of Finance for Helicopters, positions he has held since March 1999, July 1991, and November 1990, respectively. From November 2000 through October 2003, Mr. Irwin also served as the Vice President of Finance for Airlines. Previous positions include Vice President of Finance of Helicopters and Controller of Aviation. Mr. Irwin also serves as the principal executive officer of the Trust, a position he has held since January 2004.

Other Directors of Aviation

Brian T. Bauer— Mr. Bauer been employed by the Company since 1989. Mr. Bauer has served as President of Airlines since November 2005. Mr. Bauer served as the President of EAGLE from October 1995 until November 2005. and as President of Agriculture from September 1995 until November 2005 and served as Executive Vice President of Aviation from April 2003 until November 2005, and in February 2005 he was named Executive Vice President of Airlines and served until November 2005.

Timothy F. Hannigan — Mr. Hannigan has served as a director of Aviation since August 2003. Mr. Hannigan is the Managing Director for Wexler and Walker Public Policy Associates, a position he has held since 1997.

Michael A. Hines— Mr. Hines joined the Company in 1989 and has been the President of EASL since May 2002. In October 1997, Mr. Hines was named Vice President of Material of Airlines and served in that position until March 2005. At that time, Mr. Hines was promoted to Senior Vice President of Material and he currently holds that position in addition to his position as President of EASL.

Robert E. McAndrew — Mr. McAndrew is serving as an advisor to the Company and served as the President of the Air Center from August 2004 until April 2006. Previous positions held by Mr. McAndrew within the Company have included Vice President of Marketing for the Air Center (September 2000 to December 2003) and Vice President of Aircraft Sales for EASL (January 2003 to July 2003). Prior to originally joining the Company in September 2000, Mr. McAndrew served as the Vice President of IPB Aerospace in the United Kingdom (October 1998 to September 2000) and as the President of IBS & Associates, a consulting firm (July 1994 to September 1998).

James A. Porter — Mr. Porter has served as a director of Aviation since 2004. Mr. Porter returned to the Company in February 2002 as the President of Evergreen Helicopters International, Inc., a wholly-owned subsidiary of Helicopters. Prior to returning to the Company, Mr. Porter was the president, chief executive officer, and owner of Samoa Aviation dba Samoa Air from July 1986 until November 2001.

John L. Palo — Mr. Palo has served as a director of Aviation since November 2005. Mr. Palo rejoined the Company in 2001 as Vice President of Planning, Military and Government Contracts for Evergreen International Airlines, Inc. Prior to returning to the Company, Mr. Palo served as Director of Contract Administration and Sales for Interstate Airlines, Inc., Vice President of Defense Programs and Vice President of Government and Employee Relations for Southern Air Transport, Inc., and Director of Marketing Administration and Customer Relations for Kitty Hawk Inc.

Gerard H. Rock — Mr. Rock has served as the President of Evergreen Helicopters of Alaska, Inc., a wholly-owned subsidiary of Helicopters, since joining the Company in 1995.

Ranjit Seth — Mr. Seth joined the Company in 1997. Since February 2003, Mr. Seth has served as Senior Vice President of Sales and Marketing for Airlines. Previous positions held by Mr. Seth in Airlines include Vice President of Commercial-Asia (May 2000 to January 2003), Senior Director of Sales-Asia (March 1999 to April 2000), and Director of Sales-South Asia (August 1997 to March 1999).

Daniel F. Van Dyke — Mr. Van Dyke has served as a director of the Company since August 2002. Since October 1993, Mr. Van Dyke has been the owner and operator of Van Dyke Grain Elevators, Inc. a commodity brokerage and handling and transportation company, and Van Dyke Warehouses, LLC, a property management company.

Samuel P. White, Jr. — Mr. White joined the Company in June 2002 as a Business Development Consultant and has served as the Vice President - Washington DC since August 2002. Prior to joining the Company, Mr. White served as the Director of Business Development, North America for HMS Software (February 2001 to May 2002) and as the Director of Business Development for MAC Aerospace Corporation (February 1993 to February 2001).

Gwenna R. Wootress — Ms. Wootress joined the Company in 1997 as Legal Counsel. Ms. Wootress has served as Secretary of Aviation, the Air Center and Agriculture since 1997, and as Secretary of Airlines, Helicopters, and EAGLE since 2000. Ms. Wootress has served as a director of Aviation since November 2005. Ms. Wootress received her juris doctorate from Case Western Reserve School of Law.

Robert J. Wueste — Mr. Wueste has served as a director of Aviation since October 2003. Mr. Wueste has served as the Chief Executive Officer and chairman of the board of directors Samuel Aaron International, a retail jewelry company, since February 2003. From 1989 until February 2003, Mr. Wueste served as the President and Chief Executive Officer of Samuel Aaron International.

Other Executive Officers of the Company

A. Blythe Berselli — Ms. Berselli joined the Company in August 2003 as the Vice-President of Administration and has served as Executive Vice President since November 2005. Ms. Berselli also serves as the President of Evergreen Humanitarian and Relief Services, a non-profit entity. Prior to joining the Company, Ms. Berselli was employed as a Senior Associate with DebtTraders, Inc.

Committees of the Board of Directors

The Executive Committee of the board of directors of Aviation is empowered, except as limited by Oregon law, to exercise all of the powers of the board of directors. The members of the Executive Committee are Delford M. Smith (Chairman), Timothy G. Wahlberg, and John A. Irwin.

Financial Expert

The board of directors does not have an audit committee. The Executive Committee oversees our accounting, financial reporting processes, and audits of consolidated financial statements. The board of directors has determined that Mr. John A. Irwin, a member of the board of directors and Executive Committee, is a "financial expert" within the meaning of SEC rules. Mr. Irwin is not "independent" within the meaning of SEC rules.

Code of Ethics for Senior Financial Officers

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, controller, and persons performing similar functions within the Company. A copy of the code of ethics has been previously filed with the SEC and is available on our web-site at www.evergreenaviation.com/invr_eth.html. We are required to disclose any changes to, or waivers from, the code of ethics for our principal executive officer and principal financial officer. We intend to use our web-site as a method of disseminating this disclosure as permitted by SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning cash compensation paid by us to our chief executive officer and four most highly compensated executive officers (collectively, the "named executive officers") for services rendered in all capacities to the Company during fiscal years 2006, 2005 and 2004:

Name and Principal Position	Fiscal Year	Salary	Bonus	All Other Cash Compensation
Delford M. Smith	2006	$3,000,620	$2,800,425(1)	$13,400(2)
Chief Executive Officer and Chairman of the Board	2005	3,000,620	2,900,440(1)	14,352(2)
	2004	4,063,120	4,000,000(1)	18,200(2)

Ranjit Seth	2006	$133,000	$-	$-
Senior Vice President of Sales and Marketing - Airlines	2005	170,633	-	-
	2004	164,800	-	-

Timothy G. Wahlberg	2006	$152,917	$20,000	$11,208(2)
President - Holdings; President - Aviation;	2005	145,833	-	10,008(2)
President - Airlines	2004	140,833	-	9,833(2)

Brian T. Bauer	2006	$143,109	$-	$8,062(2)
President - EAGLE	2005	130,000	-	6,546(2)
	2004	129,807	-	6,442(2)

Robert E. McAndrew	2006	-	-	140,000(3)
President - Air Center	2005	$-	$-	$123,430(3)

(1) Amount of bonus compensation shown is pursuant to the Delford M. Smith Employment Agreement, as disclosed below.

(2) Represents the Company's contribution to the Evergreen Savings and Retirement Plan on behalf of each executive.

(3) Mr. McAndrew served as the President of the Air Center as a non-employee consultant.

Compensation of Directors

Non-employee directors are compensated for travel expenses incurred in connection with attendance at any board of directors meetings that are held in McMinnville, Oregon. The amount of compensation for each non-employee director is limited to $1,000 per meeting. During fiscal year 2006, no board of directors meetings were held in McMinnville and, as a result, no compensation was paid to any of the non-employee directors. Directors who are employees of the Company are not compensated for serving on the board of directors.

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

In addition, Mr. Smith may be entitled to annual bonuses, at the discretion of the board of directors, provided that Mr. Smith uses such annual bonuses solely (i) to satisfy any obligation of Mr. Smith or his affiliates to us and (ii) to satisfy any taxes payable by Mr. Smith or his affiliates as a result of the receipt of such bonus or the satisfaction of such obligations. During fiscal year 2006, the board of directors granted a $2.8 million bonus to Mr. Smith, in accordance with the terms of the Employment Agreement. Payment of the bonus was recorded by us as a part of selling, general, and administrative expenses.

The term of the Employment Agreement is for five years, but it automatically extends itself each day so that the remaining term is always five years. If Mr. Smith's employment is terminated by reason of (i) his death or disability, (ii) by us without cause, or (iii) by Mr. Smith for "good reason" (as defined in the Employment Agreement), then Mr. Smith, or his estate, as the case may be, will be entitled to:

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

Report on Executive Compensation

During fiscal year 2006, compensation for Mr. Smith, our chief executive officer, was paid in accordance with the terms of the Employment Agreement, as disclosed above. All other executive officers of the Company are compensated according to the compensation and employee benefits policies which are applicable to all employees of the Company.

The Board of Directors of Evergreen Holdings, Inc.
Delford M. Smith, Chairman
Timothy G. Wahlberg
John A. Irwin

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The Company does not have any equity compensation plans.

Principal Shareholders of Holdings

The table below sets forth the beneficial ownership interests of all outstanding shares of Holdings common stock as of February 28, 2006. Except as otherwise noted, Mr. Delford M. Smith has sole voting power and sole investment power with respect to the shares set forth below.

Name and Address	Shares	Percent
Delford M. Smith 22111 Riverwood Drive Dundee, OR 97115	7,553,038 (1)	75.1%
Mark C. Smith 22111 Riverwood Drive Dundee, OR 97115	2,501,711 (2)	24.9%

(1)	Includes:

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

Mr. Delford M. Smith also holds a one-third beneficial ownership interest in that portion of the Trust that owns the Boeing 747 aircraft. Aviation holds the remaining two-thirds beneficial interest in that portion of the Trust that owns the Boeing 747 and all of that portion of the Trust that owns the two DC-9 aircraft and related parts.

On March 13, 2006, Holdings entered into agreements with Mr. Mark C. Smith under which Holdings immediately redeemed 500,000 shares of its common stock from Mr. Smith. Both parties also agreed that Holdings would redeem from Mr. Smith an additional 98,250 shares of its common stock on April 15, 2007 when the shares are distributed to Mr. Smith from the trust that currently owns the shares. Total consideration for the redemption of all such shares was $1.0 million in cash and conveyance to Mr. Smith of approximately 148 acres of real property located in Yamhill County, Oregon with a net book value of approximately $0.3 million. See "Note 23 — Subsequent Events" in Item 8 of this Annual Report.

Principal Shareholders of Aviation and Vintage

Holdings owns all of the outstanding shares of Vintage and Aviation. Through its ownership of Aviation, Holdings also indirectly holds (i) an ownership interest in all of Aviation's wholly-owned subsidiaries and (ii) an approximate two-thirds beneficial interest in the Trust.

Changes in Control

Pledges of Securities under the Secured Credit Facility— In connection with the execution of the Secured Credit Facility, the following beneficial interests and securities, among others, were pledged to Wells Fargo Foothill for the benefit of the Wells Fargo Lenders:

•	Holdings pledged its ownership interest in all of the outstanding common shares of Aviation; and
•	Aviation pledged all of its beneficial interest in the Trust.

In the event of a default under the Secured Credit Facility that is not cured or waived, Wells Fargo Foothill, on behalf of the Wells Fargo Lenders, may exercise its right to take ownership of or sell any of the pledged securities or beneficial interests. An exercise of such right by Wells Fargo Foothill with respect to Holding's ownership interest in Aviation would result in a change in control for Aviation. An exercise of such right with respect to Aviation's beneficial interest in the Trust would result in a change of control in the Trust.

Pledge of Securities under the Indenture Notes — In connection with the issuance of the Indenture Notes, Holdings pledged its ownership interest in all of the outstanding common stock of Aviation for the benefit of the secured parties under the Indenture Notes. The pledge of Aviation's common stock under the Indenture Notes is subordinated to the pledge of the same shares of common stock under the Secured Credit Facility.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease Transactions

From time to time, we have entered into leases with Mr. Smith and entities owned by, or controlled by, him. Each lease generally has a term of one to three years and provides for monthly payments. The table below summarizes the assets leased, and related monthly lease payments, as of February 28, 2006.

Asset Description	Monthly Payment		Lease Expiration Date
Learjet 35A	$ 52,000		07/31/07
Bell 206 L-1/3 helicopter	12,000		12/31/07
Bell 206 L-3 helicopter	12,000		05/31/08
Bell 206 L-3 helicopter	12,000		01/31/07
Bell 212 helicopter	30,000	(1)	09/30/08
Eurocopter 350-B2 helicopter	21,600		04/02/07
Eurocopter 350-B2 helicopter	21,600		04/30/08
Eurocopter 350-B3 helicopter	25,000		06/30/06
Eurocopter 350-B3 helicopter	25,000		05/31/06
Eurocopter 350-B3 helicopter	25,000		04/30/08
Eurocopter BK117 helicopter	50,000		11/30/08
Eurocopter BO-105CBS helicopter	11,000		12/31/08
Aerospatiale SA330J helicopter	55,000		05/03/08
Aerospatiale SA330J helicopter	55,000		05/03/08
Aerospatiale SA330J helicopter	41,800		11/28/08
Augusta Bell AB139 helicopter	135,000		04/30/06
Bell 206 L-4 helicopter	28,000		06/19/08
Bell 412 EP helicopter	90,000		10/31/08
Bell 412 EP helicopter	105,000		11/18/08
Bell Agusta AB139 helicopter	145,000		2/19/07
Boeing 747-230SF airplane	345,000		7/10/08
Boeing 747-230SF airplane	345,000		7/10/08
Learjet 35A	52,000		7/27/08
Sikorsky CH54 A	120,000		5/30/08
EAGLE office space, McMinnville, OR	17,500		10/31/08
EA training center	22,000		8/31/08
Guest house, McMinnville, OR	2,000		05/30/06

Total	$1,855,500

(1) A three-fourths beneficial interest in this helicopter is held by Mr. Delford M. Smith, and the remaining one-fourth beneficial interest is held by Mr. Mark C. Smith. We make lease payments of $22,500 and $7,500, per month, to Mr. Delford M. Smith and Mr. Mark C. Smith, respectively.

Each of our airplane and helicopter leases is terminable by mutual consent between the lessor and us. Our real property leases are terminable at the landlord's option in the event of a default under the leases.

Sales Transactions

During fiscal year 2006, we had sales of approximately $11.6 million to various entities owned by, or controlled by, Mr. Smith, as follows:

•	A Lear 35 aircraft was sold by EASL to Ventures Acquisition Company for $2.7 million.

•	Three Aerospatiale Model SA 330J helicopters were sold by EASL to Ventures Acquisition Company for $6.8 million.

•	A Sikorsky Model CH-54 helicopter was sold by EASL to Ventures Acquisition Company for $2.1 million.

Because EASL's cost of sales for each of the aircraft equaled the sales price, EASL did not recognize any profit from these sales. Helicopters now leases these aircraft from Ventures Acquisition Company under three-year leases. During fiscal year 2005 and fiscal year 2004, we had sales to various entities owned by, or controlled by, Mr. Smith of approximately $7.7 million and $11.0 million, respectively.

Purchases of Agricultural Products

During fiscal year 2006, Agriculture purchased $16,000 of hazelnut kernels and $81,000 of Pinot Noir grapes from Mr. Smith or entities owned by, or controlled by, Mr. Smith. During fiscal year 2005, Agriculture did not purchase any products from Mr. Smith or any entities owned by, or controlled by, Mr. Smith. During fiscal year 2004, Agriculture purchased approximately $197,000 of pinot noir grapes from Mr. Smith or entities owned by, or controlled by, Mr. Smith.

Expiration of Aircraft Lease

During fiscal year 2005, Airlines and Ventures Acquisition Company negotiated a settlement for lease return condition costs in connection with the scheduled expiration of two DC-9 aircraft leases. See "Note 7 - Expiration of Aircraft Leases" in Item 8 of this Annual Report.

Trust Created February 25, 1986

Aviation and Mr. Smith are co-beneficiaries of the Trust, which owns one Boeing 747 aircraft and two DC-9 aircraft. Mr. Smith holds a one-third beneficial interest in that portion of the Trust that owns the Boeing 747 aircraft. Aviation holds the remaining two-thirds beneficial interest in that portion of the Trust that owns the Boeing 747 and all of that portion of the Trust that owns the two DC-9 aircraft and related parts. Airlines leases all of the planes from the Trust at a cost of approximately $700,000 per month. The portion of the rental payments allocable to Mr. Smith's one-third beneficial interest in the Boeing 747 aircraft is approximately $200,000 per month. Beginning October 1, 2005, there were no further payment obligations, however, the leases continue pursuant to the agreements. Based upon our beneficial interest in the Trust, the operations of the Trust are included in our consolidated financial statements. Mr. Smith's beneficial interest in the Trust is reported in our consolidated financial statements as a minority interest.

During each of fiscal years 2006, 2005, and 2004, Airlines incurred aircraft lease expenses on the Boeing 747 aircraft in the amount of $7.5 million. Of these amounts in each fiscal year period, $2.4 million was attributable to Mr. Smith's one-third beneficial interest in the aircraft.

At the beginning of fiscal year 2005, the Trust held a note receivable from Mr. Smith with an outstanding balance of $0.6 million. The note receivable bore interest at an annual rate of 4% and was secured by a pledge of approximately 2.5 million shares of Holdings common stock owned by the Delford M. Smith Revocable Trust. During fiscal year 2005, $0.6 million of Mr. Smith's share of the Trust's net income was applied against the note receivable and, as of the end of fiscal year 2005, the note receivable was repaid in full. In fiscal year 2004, net income of the Trust that was applied in reduction of the note receivable was $1.1 million.

Notes Receivable from Affiliates

        We have a number of notes receivable from Mr. Smith, Ventures Holding, and Ventures Acquisition Company. The chart below summarizes the various notes receivable from Mr. Smith, Ventures Holdings, Inc., or Ventures Acquisition Company at February 28, 2006 and 2005:

(in thousands)	February 28, 2006	February 28, 2005
Notes receivable from Ventures Holdings (includes interest receivable of $313 and $436) due in annual installments ranging from $1,275 to $1,281 through March 31, 2013, with an annual interest rate of 4%	$8,846	$9,777

Notes receivable from Ventures Acquisition Company (includes interest receivable of $36 and $40) due in annual installments of $147 through March 31, 2013, with an annual interest rate of 4%	1,020	1,128

Note receivable from Mr. Smith (includes interest receivable of $149 and $165) due in annual installments ranging from $608 to $611 through March 31, 2013, with an annual interest rate of 4%	4,216	4,661

Notes receivable from affiliates	$14,082	$15,566

        Notes Receivable from Affiliates— In March 2005, we received $1.4 million of principal payments and $0.6 million of accrued interest payments with respect to notes receivable from affiliates. See "Transactions Under Mr. Smith's Employment Agreement" above. During the period from April 1, 2005 through February 28, 2006, the balances of our notes receivable from affiliates have increased by $0.5 million of accrued interest receivable.

Payables to Affiliates

        As of February 28, 2006, we owed $1.9 million in accounts payable and accrued liabilities to affiliates. These payables consist primarily of a $1.0 million accounts payable due from Vintage to Mr. Smith, accounts payable of $0.5 million due from Airlines to Ventures Acquisition Company and a $0.1 million charitable contribution pledge made by Aviation to Evergreen Aviation Museum.

        Payable from Vintage to Mr. Smith — During fiscal year 2006, Mr. Smith made $1.0 million of payments to third parties on behalf of Vintage. The payments made by Mr. Smith consisted primarily of: (i) $0.2 million of principal and interest paid on an outstanding debt owed by Vintage to a third party, and (ii) $0.8 million of expenses incurred by Vintage in the construction of the Evergreen IMAX Theater.

Pledge Payable from Aviation to Evergreen Aviation Museum — In November 2005, Aviation made a $0.8 million charitable contribution pledge to the Evergreen Aviation Museum, of which $0.7 million was paid by February 28, 2006, resulting in a $0.1 million pledge payable as of February 28, 2006. The charitable contribution expense was included on our consolidated statements of operations for fiscal year 2006 as selling, general, and administrative expense.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company by our current independent registered public accounting firm, GHP Horwath, and our former independent registered public accounting firm, PricewaterhouseCoopers, for professional services rendered during fiscal years 2006 and 2005:

	2006	2005
GHP Horwath
Audit Fees	$620,000(1)	$375,000(1)
Audit-Related Fees	70,000	-
Tax Fees	-	-
All Other Fees	-	-

Sub-Total - GHP Horwath	690,000	375,000(1)

PricewaterhouseCoopers
Audit Fees	15,000	893,990(2)
Audit-Related Fees	-
Tax Fees	-	-
All Other Fees	-	-

Sub-Total - PricewaterhouseCoopers	15,000	893,990(2)

Total Accounting Fees	$705,000	$1,268,990

(1) Of which $33,000 and $25,000 was for audit services performed for the Trust in fiscal years 2006 and 2005, respectively.
(2) Of which $50,460 was for audit services performed for the Trust.

Audit Fees — Audit Fees for fiscal years 2006 and 2005 were for professional services rendered for the audits of our financial statements, quarterly reviews of our financial statements included in our Quarterly Reports on Form 10-Q, and other services related to SEC matters.

Audit-Related Fees — Audit-Related Fees for fiscal year 2006 were for assurance and related services associated with a subsidiary audit and agreed-upon procedure engagements.

Pre-Approval Policy

Our board of directors has adopted an Audit and Non-Audit Services Pre-Approval Policy to provide procedures for (i) the pre-approval of audit and non-audit services and (ii) procedures for the engagement of the independent registered public accounting firm each year.

The policy provides that the board of directors shall pre-approve (i) the annual audit services and certain audit-related and tax compliance services to be provided by the Company's independent registered public accountant, and (ii) all anticipated fees for such services. The board of directors also must pre-approve (i) any engagement of the independent registered public accountant for services outside the scope of the annual general pre-approval and (ii) any engagement of the independent registered public accountant if the anticipated fee for such engagement is expected to exceed certain pre-established thresholds. The policy also allows the board of directors to delegate to one or more of its members pre-approval authority with respect to permitted services.

In accordance with the policy, the board of directors has ratified and approved all audit and audit-related services performed by our current independent registered public accounting firm, GHP Horwath, during fiscal years 2006 and 2005, and our former independent registered public accounting firm, PricewaterhouseCoopers during fiscal year 2005. The board of directors concluded that the provision of the audit and audit-related services by these firms during such fiscal years was compatible with the maintenance of such firms' independence in the conduct of their auditing functions. The board of directors has approved the engagement of GHP Horwath as its independent registered public accounting firm for fiscal year 2006.

Management is required to provide the board of directors with periodic and annual reconciliations of actual fees paid to the independent registered public accounting firm as compared to the fees that were pre-approved.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	The Consolidated Financial Statements of Holdings, as reported in Item 8 of this Annual Report:

2.	Financial Statement Schedules, as reported in Item 8 of this Annual Report:

Supplementary Quarterly Financial Data	123

Schedule II - Valuation and Qualifying Accounts	124

3.	List of Exhibits. A list of exhibits that are filed as part of, or incorporated by reference into this Annual Report on Form 10-K are set forth below.

Exhibit No.	Description of Document
3.1(2)	Articles of Incorporation of Evergreen International Aviation, Inc.
3.2(2)	Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed December 15, 1980
3.2(2)	Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed September 24, 1992
3.4(2)	Articles of Amendment to the Articles of Incorporation of Evergreen International Aviation, Inc., filed February 25, 1993
3.5(2)	Amended and Restated By-Laws of Evergreen International Aviation, Inc.
3.22(2)	Articles of Incorporation of Evergreen Holdings, Inc., filed on April 15, 1997
3.23(2)	Articles of Amendment to the Articles of Incorporation of Evergreen Holdings, Inc., filed on August 31, 1998
3.24(2)	Amended and Restated By-Laws of Evergreen Holdings, Inc.
4.1(2)	Indenture, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the guarantors named therein and Bank One, N.A., as trustee

4.2(2)
Registration Rights Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets, Inc.

4.3(2)	Form of Evergreen International Airlines, Inc. 12% Senior Second Secured Note due 2010 (included in Exhibit 4.1)
10.1(2)	Security Agreement, dated as of May 16, 2003, by and among Evergreen International Aviation, Inc., the guarantors named therein and Bank One, N.A., as trustee
10.2(3)
First Amendment to Security Agreement, dated as of February 25, 2004, by and among Evergreen International Aviation, Inc., Evergreen Holdings, Inc., the guarantors named therein and J.P. Morgan Trust Company, National Association, as successor to Bank One National Association

10.3(4)
Intercreditor Agreement, dated as of May 13, 2004, by and between J.P. Morgan Trust Company, National Association, as successor to Bank One, National Association, and Wells Fargo Foothill, Inc., a California corporation

10.4(1)(2)	Employment Agreement, dated as of April 30, 2003, by and between Evergreen International Aviation, Inc. and Delford M. Smith
10.5(1)(2)	Amendment to Letter Agreement, effective as of April 30, 2003, by and between Delford M. Smith and Evergreen International Aviation, Inc.
10.6(2)	WCMA Reducing Revolver Loan Agreement No. 54F-07164, dated as of August 12, 2003, by and between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co.
10.7(2)	WCMA Reducing Revolver Loan Agreement No. 54F-07230, dated as of April 25, 2001 between Evergreen International Airlines, Inc., and Merrill Lynch Business Financial Services, Inc.
10.8(2)
Amendment to WCMA Reducing Revolver Loan Agreement No. 54F-07230, April 23, 2003, by and between Merrill Lynch Business Financial Services Inc. and Evergreen International Airlines, Inc., Evergreen Aircraft Sales and Leasing, Co. and Evergreen International Aviation, Inc.

10.9(4)	Letter Agreement by and between Merrill Lynch Business Financial Services, Inc. and Evergreen Aircraft Sales and Leasing Co., dated as of May 12, 2004
10.10(4)
Loan and Security Agreement by and among Evergreen International Aviation, Inc. and certain subsidiaries, as Borrowers, certain Lenders, and Wells Fargo Foothill, Inc., as the Arranger and Administrative Agent, dated as of May 13, 2004 ("Wells Fargo Loan Agreement")

10.11(4)	Amendment Number Two and Waiver to the Wells Fargo Loan Agreement, dated as of June 14, 2005
10.12(5)	Amendment Number Three to Wells Fargo Loan Agreement, dated as of July 11, 2005
10.13(6)	Amendment Number Four to Wells Fargo Loan Agreement, dated as of November 30, 2005
10.14(7)	Amendment Number Five to Wells Fargo Loan Agreement, dated as of March 9, 2006

10.15*	Loan Agreement dated as of July 11, 2005, among Ventures Acquisition Company, LLC, Borrower, Evergreen Holdings, Inc., Guarantor, and Landsbanki Islands HF., Lender
10.16*
Amended Lease dated as of June 12, 1992 between Pinal County, Arizona, and Evergreen Air Center, Inc., as amended by Amendment of Correction dated July 1, 1998, as amended by Second
Amendment dated as of August 16, 2000 and as amended by Third Amendment dated as of February 15, 2006

21(4)	Subsidiaries of Registrant
31.1*	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Management contract or compensatory plan, contract, or arrangement
(2)	Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-109667
(3)	Incorporated by reference to the Company's Amendment No. 3 to Registration Statement on Form S-4, Registration No. 333-109667
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2005
(5)	Incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended May 31, 2005
(6)	Incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended November 30, 2005
(7)	Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN HOLDINGS, INC. (Registrant)

Date: May 25, 2006	/s/ Timothy G. Wahlberg
Timothy G. Wahlberg President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 25, 2006	/s/ Delford M. Smith
Delford M. Smith Chief Executive Officer and Chairman of the Board

Date: May 25, 2006	/s/ Timothy G. Wahlberg
Timothy G. Wahlberg Director and President (principal executive officer)

Date: May 25, 2006	/s/ John A. Irwin
John A. Irwin Director, Chief Financial Officer, and Treasurer (principal financial officer and principal accounting officer)