Form 10-Q
period 2006-05-31
EVERGREEN HOLDINGS INC
filed 2006-07-17
CIK 1263810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended May 31, 2006

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number: 333-109667-04

EVERGREEN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Oregon	91-1797880
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

3850 Three Mile Lane, McMinnville, Oregon	97128-9496
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 472-9361

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of May 31, 2006, all outstanding shares of common stock of the registrant were held by affiliates of the registrant.

As of June 30, 2006, there were 9,554,749 outstanding shares of no par value common stock of the registrant.

EVERGREEN HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EVERGREEN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2006	February 28,
	(unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,440	$2,735
Accounts receivable, less allowance of $1,014 and $1,111 for doubtful accounts	73,092	75,310
Accounts receivable from affiliates, net	1,795	1,695
Inventories	22,927	17,093
Prepaid expenses and other	4,969	3,962
Current portion of notes receivable from affiliates	1,651	1,980
Deferred tax asset and income taxes receivable	26,437	26,412

Total current assets	135,311	129,187

Property and equipment, net	571,829	553,602
Idle assets to be sold	4,948	4,870
Notes receivable from affiliates	10,523	12,102
Capitalized loan acquisition costs	7,274	8,056
Other assets	21,031	20,354
Goodwill	5,494	5,494

Total assets	$756,410	$733,665

(continued on next page)

CONSOLIDATED BALANCE SHEETS - continued
(in thousands, except share data)

	May 31, 2006	February 28,
	(unaudited)	2006

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$89,198	$79,693
Accrued liabilities	28,977	24,264
Accrued interest	1,738	8,150
Payables to affiliates	1,795	1,896
Current portion of long-term debt	74,171	14,614
Total current liabilities	195,879	128,617

Long-term debt	219,167	261,677
Deferred rentals payable	56	59
Deferred tax liabilities	131,254	131,521
Total liabilities	546,356	521,874

Minority interest	2,443	2,075

Stockholders' equity:
Common stock, no par value; 20,000,000 shares authorized; 9,554,749 (unaudited) and 10,054,749 shares issued and outstanding May 31 and February 28, 2006 respectively	7,190	7,568
Retained earnings	200,421	202,148

Total stockholders' equity	207,611	209,716

Total liabilities, minority interest and stockholders' equity	$756,410	$733,665

See condensed notes to unaudited consolidated financial statements.

EVERGREEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	For the Three Months Ended May 31,
	2006	2005

Operating revenues:
Flight revenue	$145,632	$118,482
Sales of aircraft, parts, and other property and equipment	4,697	3,804
Sales of aircraft to affiliates	—	7,400
Ground handling and logistics services revenue	31,089	29,795
Support services and other revenue	13,390	16,815

Total operating revenues	194,808	176,296

Operating expenses:
Flight costs	24,145	19,417
Fuel	58,797	39,737
Maintenance	19,748	17,922
Aircraft and equipment	16,456	12,383
Cost of sales of aircraft, parts, and other property and equipment	2,523	1,480
Cost of sales of aircraft to affiliates	—	7,400
Cost of ground handling and logistics services	25,925	24,787
Cost of support services and other support costs	16,765	18,601
Selling, general and administrative expense	22,185	18,597

Total operating expenses	186,544	160,324

Income from operations	8,264	15,972

Non-operating income (expense):
Interest expense	(8,948)	(9,373)
Other non-operating income, net	12	547

(Loss) income before minority interest and income taxes	(672)	7,146

Minority interest	(368)	(334)

(Loss) income before income taxes	(1,040)	6,812

Income tax benefit (expense)	265	(2,808)

Net (loss) income	$(775)	$4,004

See condensed notes to unaudited consolidated financial statements.

EVERGREEN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended May 31, 2006 (unaudited)
(in thousands)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, March 1, 2006	10,054,749	$7,568	$202,148	$209,716

Repurchase of common stock	(500,000)	(378)	(952)	(1,330)

Net loss for the quarter ended May 31, 2006			(775)	(775)

Balance, May 31, 2006	9,554,749	$7,190	$200,421	$207,611

See condensed notes to unaudited consolidated financial statements.

EVERGREEN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended May 31,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$(775)	$4,004
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,074	16,846
Deferred income taxes	(267)	2,832
Gain on disposal of property and equipment	(87)	(260)
Deferred income and foreign currency exchange loss (gain)	6	(109)
Minority interest	368	334
Changes in operating assets and liabilities:
Accounts receivable	2,218	(7,718)
Receivables from affiliates	229	(598)
Inventories	(5,834)	8,183
Prepaid expenses and short-term notes receivable	(1,006)	(385)
Accounts payable and accrued liabilities	7,797	4,493
Payables to affiliates	(101)	(1,627)
Income taxes payable	(25)	121

Net cash provided by operating activities	19,597	26,116

Cash flows from investing activities:
Purchases of property, equipment and overhauls	(35,899)	(21,179)
Proceeds from disposal of property and equipment	1,137	538
Payments received on notes receivable from affiliates	1,579	2,440
Other assets	(756)	(1,763)

Net cash used in investing activities	(33,939)	(19,964)

Cash flows from financing activities:
Proceeds from long-term debt	20,078	355
Payments on long-term debt	(3,031)	(8,081)
Repurchase of common stock	(1,000)	—

Net cash provided by (used in) financing activities	16,047	(7,726)

Net increase (decrease) in cash and cash equivalents	1,705	(1,574)

Cash and cash equivalents, beginning of period	2,735	2,718

Cash and cash equivalents, end of period	$4,440	$1,144

Non-cash investing and financing transaction:
Repurchase of common stock in exchange for real property	$330	$—

See condensed notes to unaudited consolidated financial statements.

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

Business Segments

We conduct business in six major business segments through the following wholly-owned subsidiaries:

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

Trust Created February 28, 1986

Aviation also holds a beneficial interest in the Trust Created February 25, 1986 (the "Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft (the "Trust Boeing 747") and two McDonnell Douglas DC-9 ("DC-9") aircraft. Aviation holds a two-thirds beneficial interest in the Trust Boeing 747 and all of the beneficial interest in the DC-9 aircraft. The Trust leases these aircraft to Airlines.

Vintage

Holdings also owns all of the outstanding common stock of Evergreen Vintage Aircraft, Inc. ("Vintage"). Vintage's assets consist primarily of i) the 120,000 square foot Evergreen Aviation Museum Building and the 58,000 square foot Evergreen IMAX Theater that is currently under construction, which are both located on approximately 29.7 acres of land near our headquarters in McMinnville, Oregon (the "Evergreen Museum Land"), and ii) approximately 132 acres of other real property located around the Evergreen Museum Land. In addition to show-casing Howard Hughes' Spruce Goose, the Evergreen Aviation Museum Building houses and displays a unique collection of vintage aircraft, most of which are owned by Vintage. Vintage leases the Evergreen Aviation Museum Building and Evergreen Museum Land to The Captain Michael King Smith Evergreen Aviation Educational Institute, dba Evergreen Aviation Museum, an Oregon non-profit corporation.

Controlling Shareholder and Related Parties

Mr. Delford M. Smith, our founder and the chairman of our board of directors, owns, either directly or indirectly, 79.1% of the outstanding shares of Holdings common stock, and has control, either directly or indirectly, over 87.4% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company LLC ("Ventures Acquisition Company");
•	Ventures Holdings, Inc. ("Ventures Holdings");
•	DMS Properties; and
•	Greenpatch Farms.

From time to time, we engage in transactions with Mr. Smith and the entities owned by, or controlled by, Mr. Smith. See "Note 11 - Related Party Transactions" below.

BASIS OF PRESENTATION

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

Because certain aspects of our business are seasonal, the interim results presented in this report are not necessarily indicative of operating results for a full year. The interim consolidated financial statements included in this report should be read in conjunction with our consolidated financial statements and the accompanying notes that were included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2006, which was filed with the SEC on May 30, 2006.

Reclassifications

Certain amounts in the Company’s prior period's financial statements and notes have been reclassified to conform to the current period presentation. Previously reported net income or net cash flows were not affected by these reclassifications.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 supersedes Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statements applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless this would be impracticable. This statement also requires that if an entity changes its method of depreciation, amortization or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement became effective in fiscal year 2007. We are evaluating SFAS No. 154 but do not expect the adoption of this statement to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In April 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that an entity is required to record a liability in financial statements for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The “conditional asset retirement obligation” terminology used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. This interpretation was adopted by us in fiscal year 2006. The adoption of this statement did not have an effect on our consolidated financial position, results of operations or cash flows.

NOTE 2 — SELECTED FINANCIAL RESULTS BY BUSINESS SEGMENT

The following charts present selected financial information of the Company, as further segregated by each of the major business segments.

Selected Financial Results by Business Segment -Unaudited
(in thousands)

	For the Three Months Ended May 31,
	2006	2005
Operating revenues: (1)
Airlines	$132,281	$106,222
EAGLE	31,089	29,984
Helicopters	15,884	14,464
Air Center	10,146	14,075
EASL	3,301	9,205
Agriculture	2,107	2,346

Total	$194,808	$176,296

Intercompany revenues: (2)
Airlines	$4,478	$3,958
EAGLE	796	594
Helicopters	803	877
Air Center	4,102	3,104
EASL	430	1,291
Agriculture	56	7

Total	$10,665	$9,831

Operating expenses:
Airlines	$124,668	$94,849
EAGLE	28,590	27,691
Helicopters	18,323	14,231
Air Center	10,243	13,225
EASL	2,208	8,463
Agriculture	2,512	1,865

Total	$186,544	$160,324

(1)
During the three months ended May 31, 2006 and 2005, revenue from the USAF Air Mobility Command accounted for approximately 54.1% and 50.3%, respectively, of our consolidated operating revenues and 79.7%, and 83.5% of the total revenue in our Airlines segment. During the three months ended May 31, 2006 and 2005, revenue from the U.S. Postal Service accounted for approximately 8.6% and 8.7%, respectively, of our consolidated operating revenues and 53.7% and 51.0% of the total revenue in our EAGLE segment.

(2)	Amounts are eliminated in consolidation

Selected Financial Results by Business Segment - Unaudited
(in thousands)

	For the Three Months Ended May 31,
	2006	2005

Income (loss) from operations
Airlines	$7,613	$11,375
EAGLE	2,499	2,293
Helicopters	(2,439)	233
Air Center	(97)	849
EASL	1,093	742
Agriculture	(405)	480

Total	$8,264	$15,972

Interest expense:
Airlines	$8,800	$9,194
EAGLE	3	106
Helicopters	4	47
Air Center	2	15
EASL	96	5
Agriculture	43	6

Total	$8,948	$9,373

Depreciation and amortization:
Airlines	$14,236	$14,083
EAGLE	526	585
Helicopters	1,844	1,713
Air Center	294	332
EASL	31	17
Agriculture	143	116

Total	$17,074	$16,846

Capital expenditures:
Airlines	$27,761	$16,475
EAGLE	130	205
Helicopters	7,721	4,030
Air Center	46	167
Agriculture	241	302

Total	$35,899	$21,179

Total Assets by Business Segment
(in thousands)

	May 31, 2006 (unaudited)	February 28, 2006

Total assets:
Airlines	$552,047	$542,993
EAGLE	47,773	46,102
Helicopters	83,254	76,447
Air Center	31,729	30,767
EASL	14,425	9,519
Agriculture	27,182	27,837

Total	$756,410	$733,665

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

The Indenture Notes are secured by a second priority lien, subject to certain permitted liens, on substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Vintage. The Indenture Notes are designated as senior second secured obligations. As a result, the Indenture Notes rank equally with all of Aviation’s existing senior, or unsubordinated debt, and are senior to any of Aviation’s future senior subordinated or unsubordinated debt.

To the extent of assets securing both the Indenture Notes and the Secured Credit Facility (as defined in "Secured Credit Facility" below), the Indenture Notes are effectively second in priority to our indebtedness under the Secured Credit Facility. However, to the extent of the assets securing the Indenture Notes, the Indenture Notes are senior to our unsecured debt obligations. In addition, the Indenture Notes are fully and unconditionally guaranteed, both jointly and severally, by Holdings, substantially all of Aviation’s subsidiaries, and the Trust. The only subsidiaries and affiliated entities that are not obligated as guarantors under the Indenture Notes are Agriculture, Vintage and the foreign subsidiaries of the Company.

Interest Rate and Payments The Indenture Notes bear interest at an annual fixed rate of 12%. Payments of interest are due semi-annually on May 15 and November 15 of each year. On May 10, 2006, we made the semi-annual payment of accrued interest on the Indenture Notes in the amount of $12.9 million. We funded payment of the accrued interest from our operations. The next semi-annual payment of accrued interest on the Indenture Notes, in the amount of $12.9 million, is due and payable on November 15, 2006. We intend to fund payment of the accrued interest from our operations.

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

Repurchase of Indenture Notes Upon Certain Asset Sales or a Change in Control If an Asset Sale or a Change in Control (as defined in the Indenture Notes) occurs, each holder of the Indenture Notes will have the right to require us to repurchase all or part of the holder's Indenture Notes at the price set forth in the Indenture.

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

As of May 31, 2006, we were in compliance with these covenants.

If Aviation or any of its restricted subsidiaries violates any of these covenants and are unable to obtain waivers, we would be in default under the Indenture Notes and the debt could be accelerated.

Secured Credit Facility

On May 13, 2004, Aviation and certain of its subsidiaries entered into the Secured Credit Facility with Wells Fargo Foothill, Inc. and CapitalSource Finance LLC, as successor-in-interest to all of Ableco Finance LLC's interest in the Secured Credit Facility and as successor-in-interest to Wells Fargo Foothill, Inc.'s interest in the Term Loan (as defined herein) (collectively, “the Wells Fargo Lenders”). The Secured Credit Facility consists of two loans - a $50.0 million term loan (the "Term Loan") and a $50.0 million revolving loan (the "Revolving Loan"). The Secured Credit Facility is secured by substantially all of the assets of Aviation and its domestic subsidiaries, excluding the assets of Agriculture and Vintage.

Interest Rates The Term Loan bears interest at an annual rate of either LIBOR plus 5.5% or prime plus 3.0% and the Revolving Loan bears interest at an annual rate of either LIBOR plus 3.0% or prime plus 0.5%. So long as we are not in default under the Secured Credit Facility, we may elect at any time to have interest on all or a portion of the advances on the Revolving Loan or the Term Loan calculated under the applicable LIBOR interest rate option. LIBOR interest rate elections are available for LIBOR periods of 1, 2, 3 or 6 months. Interest on a LIBOR rate loan is payable on the last day of the LIBOR period (if the elected LIBOR period is less than three months) or on the last day of each three-month interval (if the elected LIBOR period is six months). For any portion of the Term Loan or Revolving Loan which is not covered by a LIBOR interest rate election, monthly payments of accrued interest are due on the first day of each month.

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

Loan Balance and Availability As of May 31, 2006, the outstanding principal balance of the Secured Credit Facility was $60.2 million. Taking into consideration the limitations on our ability to obtain additional advances of principal from the Revolving Loan (see “Revolving Loan Advances” above) and the Minimum Availability Requirement (see "Covenant Compliance" below), as of May 31, 2006, our availability under the Secured Credit Facility was $22.2 million.

Covenant Compliance We are subject to certain financial and non-financial covenants under the Secured Credit Facility. For example, as defined in the Senior Credit Facility, we are required to maintain: i) either a qualified cash reserve balance or an undrawn availability on the Revolving Loan of not less than $5.0 million ("Minimum Availability Requirement"), ii) minimum thresholds with respect to certain consolidated and non-consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and iii) a minimum ratio with respect to fixed charge coverages.

In addition, the amount of capital expenditures, as defined in the agreement, that we may make in any fiscal year is limited to $75.0 million, of which at least $10.0 million must be financed from sources other than the Secured Credit Facility.

As of May 31, 2006, we were in compliance with these covenants.

If Aviation or any of its restricted subsidiaries violates these covenants and are unable to obtain waivers from the Wells Fargo Lenders, we would be in default under the Secured Credit Facility and the debt could be accelerated.

WCMA Loan Agreement to EASL

On August 12, 2003, EASL entered into Working Capital Management Account Loan Agreement No. 54F-07164 (the “WCMA Loan”) with Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”) for the purpose of obtaining an $8.0 million reducing revolver credit facility. The WCMA Loan provides for a reducing revolver loan which is funded from a line of credit. EASL may repay the loan balance in whole or in part at any time without penalty, and may request a re-borrowing of amounts repaid on a revolving basis. The WCMA Loan does not require monthly payments of principal. However, on the last business day of each calendar month, the maximum amount of the line of credit will be reduced by an amount equal to 1/60th of the loan amount. The WCMA Loan bears interest at the variable rate of LIBOR plus 3.0% and monthly payments of accrued interest are due and payable on the first business day of each calendar month. The WCMA Loan shall terminate on August 31, 2008, at which time all outstanding unpaid principal and all accrued and unpaid interest shall be due and payable in full. At May 31, 2006, the outstanding principal balance of the WCMA Loan was $3.7 million.

An amendment letter from Merrill Lynch, dated May 12, 2004, established certain financial covenants for the WCMA Loan that are consistent with the financial covenants contained in the Secured Credit Facility. The amendment letter established i) a schedule for fixed charge coverage ratios, to be measured on a quarter-end basis; ii) a $75.0 million maximum limit on capital expenditures, of which at least $10.0 million must be funded from sources other than the Secured Credit Facility and iii) a minimum consolidated EBITDA that must be achieved by the Company on a quarter-end basis. Specifically, the amendment letter adjusted the fixed charge coverage ratios and minimum consolidated EBITDA requirements of the WCMA Loan to correspond with the fixed charge coverage ratios and consolidated EBITDA requirements of the Secured Credit Facility. See “Secured Credit Facility” above.

Covenant Compliance As of May 31, 2006, we were in compliance with the covenants contained in the WCMA Loan. See “Secured Credit Facility” above.

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

Effective April 29, 2005, the Trust and FINOVA executed a Third Amendment Agreement to amend and extend the FINOVA Note (the "Third Amendment"). The Third Amendment extended the maturity date of the FINOVA Note to September 29, 2005, with the annual rate of interest remaining at 10.44%. Monthly installments of principal and interest in the amount of $471,650 were scheduled through the extended maturity date, resulting in a full amortization of the remaining outstanding principal balance. On September 29, 2005, the outstanding principal and accrued interest of the FINOVA Note was paid in full, and FINOVA's security interest in the aircraft was released and subsequently granted to the Wells Fargo lenders and the Indenture trustee.

Intervest Note

On December 30, 2004, Vintage entered into a Construction Loan Agreement with Intervest-Mortgage Investment Company ("Intervest") whereby Intervest agreed to loan to Vintage a total of $9.0 million for the purpose of financing Vintage's construction of an IMAX theater on the Evergreen Museum Land. The Construction Loan Agreement is further evidenced by a Promissory Note, as modified by the Modification of Promissory Note and Deed of Trust, dated May 1, 2006, from Vintage to Intervest in the principal sum of $9.0 million (the "Intervest Note"). At May 31, 2006, the outstanding principal balance of the Intervest Note was $6.0 million.

The Intervest Note provides for an annual rate of interest equal to 1% in excess of the rate established for a Bank Prime Loan, as published in the Federal Reserve Statistical Release H.15 (the "Index"). The interest rate on all sums advanced under the Intervest Note shall be adjusted on the first day of each month following the date that the Bank Prime Loan rate changes in the Index, with such interest rate to be equal to 1% in excess of the week-ending average rate established for the Bank Prime Loan, as published in the Index. However, the interest rate shall never be less than 5.75% per annum. Accrued interest on the outstanding balance of sums advanced under the Intervest Note shall be due and payable on the first day of each month. In addition, following any default in the payment of interest under the Intervest Note, or any default under any of the other documents executed in connection with or to secure the Intervest Note (the "Loan Documents") and expiration of the applicable cure period, Intervest may elect to i) declare the Intervest Note due and payable and/or ii) increase the rate of interest payable under the Intervest Note by 3.0% per annum.

The entire principal balance and any accrued, but unpaid, interest on the Intervest Note was originally scheduled to be due and payable on January 1, 2006. However, on November 22, 2005 and pursuant to the provisions of the Construction Loan Agreement, Vintage elected to extend the maturity date of the Intervest Note to July 1, 2006. Upon exercising its right to extend the maturity date, Vintage paid a loan extension fee to Intervest in the amount of $67,500. On May 1, 2006, Vintage and Intervest further modified the loan agreement to extend the maturity date to January 1, 2007. Upon execution of this modified loan agreement, Vintage incurred loan fees of $45,000 and $800 of legal fees in the preparation of the modified loan agreement. Vintage may, at any time, prepay the whole or any part of the Intervest Note without penalty.

Vintage's obligations under the Intervest Note and Construction Loan Agreement are secured by a security interest in i) the Evergreen Museum Land, the Evergreen Aviation Museum Building and the tangible personal property owned by Vintage which is located on or in the Evergreen Museum Land and the Evergreen Aviation Museum Building, ii) a pledge of all rents arising out of the operation of the Evergreen Museum Land and the Evergreen Aviation Museum Building and iii) the aircraft owned by Vintage. In addition, Mr. Smith has guaranteed payment of the amounts due under the Intervest Note and Construction Loan Agreement.

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

The Landsbanki Loan Agreement contains certain restrictions on Holdings' ability to i) effect mergers and other changes of control and ii) enter into transactions with its affiliates. In addition, the Landsbanki Loan Agreement provides that, among other events, a default under either of the leases of the VAC Boeing 747 Aircraft (see "Lease Transactions" in "Note 11 - Related Party Transactions" below) shall constitute a default under the Landsbanki Loan Agreement. As of May 31, 2006, we are in compliance with these covenants and restrictions.

As Guarantor, Holdings has guaranteed all obligations of Ventures Acquisition Company under the Landsbanki Loan Agreement. Holdings' obligations as Guarantor under the Landsbanki Loan Agreement are absolute and unconditional.

As of May 31, 2006, the outstanding principal balance on the Landsbanki Loan Agreement was $26.8 million.

NOTE 5 — PREPAID EXPENSES AND OTHER

Prepaid expenses and other at May 31, 2006 and February 28, 2006 consisted of the following:

(in thousands)	May 31, 2006	February 28,
	(unaudited)	2006

Prepaid expenses	$4,758	$3,724
Notes receivable - current portion	211	238

Total	$4,969	$3,962

NOTE 6 — OTHER ASSETS

Other assets at May 31, 2006 and February 28, 2006 consisted of the following:

(in thousands)	May 31, 2006	February 28,
	(unaudited)	2006

Non-current agricultural assets	$5,374	$5,374
Deposits	14,254	13,472
Notes receivable	308	377
Finance fees, net of amortization	459	464
Other assets	636	667

Total	$21,031	$20,354

NOTE 7 — SUPPORT SERVICES AND OTHER REVENUE

Support services and other revenue for the three months ended May 31, 2006 and 2005 consisted of the following:

	For the Three Months Ended May 31,
(in thousands, unaudited)	2006	2005

Support services - Airlines	$642	$912
Support services - Helicopters	822	928
Support services - Air Center	9,887	12,613
Sales of agricultural products	2,039	2,346
Support services - other	-	16

Total	$13,390	$16,815

NOTE 8 — COST OF SUPPORT SERVICES AND OTHER SUPPORT COSTS

Cost of support services and other support costs for the three months ended May 31, 2006 and 2005 consisted of the following:

	For the Three Months Ended May 31,
(in thousands, unaudited)	2006	2005

Cost of support services and other support costs - Airlines	$6,368	$6,258
Cost of support services - Helicopters	283	568
Cost of support services - Air Center	8,216	10,371
Cost of sales of agricultural products	1,847	1,365
Cost of support services - other	51	39

Total	$16,765	$18,601

NOTE 9 — OTHER NON-OPERATING INCOME (EXPENSE), NET

Other non-operating income (expense), net for the three months ended May 31, 2006 and 2005 consisted of the following:

	For the Three Months Ended May 31,
(in thousands, unaudited)	2006	2005

Gain on sale of property and equipment	$18	$260
Foreign currency exchange (loss) gain	(9)	107
Other non-operating gain	3	180

Total	$12	$547

NOTE 10 — CASH FLOWS FROM INVESTING ACTIVITIES - OTHER ASSETS

Cash flows from investing activities - other assets during the three months ended May 31, 2006 and 2005 were as follows:

	For the Three Months Ended May 31,
(in thousands, unaudited)	2006	2005

Deposits on aircraft	$(782)	$(1,414)
Aircraft and parts held for sale	(78)	34
Non-current agricultural assets	-	(596)
Payments received on notes receivable	15	140
Other	89	73

Total	$(756)	$(1,763)

NOTE 11 — RELATED PARTY TRANSACTIONS

Transactions Under Mr. Smith's Employment Agreement

In March 2006, the board of directors of Holdings granted a $3.6 million bonus to Mr. Smith. Payment of the bonus was recorded by us as a part of selling, general and administrative expenses. In accordance with the terms of the Employment Agreement, Mr. Smith utilized $2.0 million of the bonus to pay $1.5 million of principal and $0.5 million of accrued interest on obligations owed to us by Mr. Smith or his affiliates, and the remaining portion of the bonus was utilized to satisfy taxes payable by Mr. Smith or his affiliates as a result of the receipt of the bonus.

Lease Transactions

We rent aircraft and buildings from entities that are owned by, or controlled by, Mr. Smith. During the three-months ended May 31, 2006 and 2005, we incurred rent expense for these leases in the amounts of $5.5 million and $1.5 million, respectively.

In particular, Airlines leases two Boeing 747 aircraft (the “VAC Boeing 747 Aircraft”) under a three-year lease from Ventures Acquisition Company at a monthly lease rate of $345,000 per aircraft. These aircraft leases are subject and subordinate to the terms of the Landsbanki Loan Agreement (see "Landsbanki Loan Agreement" in "Note 4 - Long-Term Debt Obligations" above). In addition, Airlines' right to possession and use of the VAC Boeing 747 Aircraft is subject to the right of Landsbanki Íslands hf., as the secured lender, to repossess the VAC Boeing 747 Aircraft.

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

During each of the three-month periods ended May 31, 2006 and 2005, Airlines incurred aircraft lease expense on the Trust Boeing 747 Aircraft in the amount of $1.8 million. Of these amounts in each three-month period, $0.6 million attributable to Mr. Smith’s one-third beneficial interest in these aircraft.

Notes Receivable from Affiliates

We have a number of notes receivable from Mr. Smith, Ventures Holdings, and Ventures Acquisition Company. The chart below summarizes the various notes receivable from Mr. Smith, Ventures Holdings, Inc., or Ventures Acquisition Company at May 31, 2006 and February 28, 2006:

(in thousands)	May 31, 2006	February 28,
	(unaudited)	2006

Notes receivable from Ventures Holdings, including interest receivable of $51 and $313, due in annual installments ranging from $1,277 to $1,281 through March 31, 2013, with an annual interest rate of 4%	$7,647	$8,846

Notes receivable from Ventures Acquisition Company, including interest receivable of $6 and $36, due in annual installments of $147 through March 31, 2013, with an annual interest rate of 4%	882	1,020

Notes receivable from Mr. Smith, including interest receivable of $24 and $149, due in annual installments ranging from $609 to $611 through March 31, 2013, with an annual interest rate of 4%	3,645	4,216

Net notes receivable from affiliates	$12,174	$14,082

During the three months ended May 31, 2006, the principal balances of our notes receivable from affiliates increased by $0.1 million of accrued interest receivable. During the same period, we received $1.5 million of principal payments and $0.5 million of accrued interest payments. See “Transactions Under Mr. Smith’s Employment Agreement” above.

Payables to Affiliates

As of May 31, 2006, we owed $1.8 million in accounts payable and accrued liabilities to affiliates. These payables consist primarily of $1.6 million accounts payable due from Vintage to Mr. Smith.

Payable from Vintage to Mr. Smith During the three-month period ending May 31, 2006 and fiscal year 2006, Mr. Smith made $0.6 million and $1.0 million of payments to third parties on behalf of Vintage. The payments made by Mr. Smith consisted primarily of i) $0.2 million of principal and interest paid on an outstanding debt owed by Vintage to a third party and ii) $1.4 million of expenses incurred by Vintage in the construction of the Evergreen IMAX Theater.

Common Stock Repurchase

On March 13, 2006, Holdings entered into agreements with Mr. Mark C. Smith under which Holdings immediately redeemed 500,000 shares and agreed to redeem on April 15, 2007, 98,250 shares of its common stock from Mr. Mark Smith. Total consideration for the redemption of the 500,000 shares was $1.0 million in cash and conveyance to Mr. Mark Smith of approximately 148 acres of real property located in Yamhill County, Oregon with a net book value of approximately $0.3 million. For consideration of the 98,250 shares, Holdings will convey to Mr. Mark Smith approximately 35 acres of real property located in Yamhill County, Oregon with a net book value of approximately $0.3 million.

Charitable Contribution

In April 2006, the Company made a $1.2 million charitable contribution to the Captain Michael King Smith Evergreen Aviation Educational Institute.

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

Banc of America

We were a defendant in Banc of America Securities LLC v. Evergreen International Aviation, Inc. et al., which was filed on May 22, 2003 in the Superior Court of the County of Mecklenburg in the State of North Carolina. Banc of America alleged claims for breach of contract and quantum meruit, arising out of agreements in which Banc of America agreed to act as our financial agent in exchange for the payment of certain fees.

On March 31, 2006, the parties agreed to a settlement under which we will pay to the plaintiff $1.1 million. The Airlines segment recorded the amount of the settlement in “Other non-operating income (expense), net” in the Company’s statement of operations for fiscal year 2006.

Stocks and Allen

On October 27, 2005, the Air Center filed a complaint against Dan Stocks, Jane Doe Stocks and Allen Investment, LLC (collectively “Allen”) in the Superior Court for the State of Arizona, Pima County, claiming breach of contract, common law fraud, wrongful conversion, unjust enrichment and breach of constructive trust with regards to an agreement Air Center had with Allen whereby Air Center sold two Starship airframes to Allen. On December 19, 2005, Allen filed an answer and counterclaimed for alleged breach of contract, negligence and numerous other claims including consequential damages. Allen has estimated their damages at approximately $2.2 million. We believe the Allen counterclaims are without merit and we plan to vigorously defend the counterclaims. The case is currently in the discovery phase.

Claim for Losses under the Air Transportation Safety and System Stabilization Act

There is a possibility that we may be asked to return all or a portion of the $7.2 million that we received in fiscal year 2002 for claims filed by us pursuant to the Air Transportation Safety and System Stabilization Act. As of May 31, 2006, we have not received any further correspondence and have not participated in any further negotiations regarding this matter. Currently, we do not anticipate that we will be required to return any of the $7.2 million. To the extent we need to pay any of these amounts, we believe that cash on hand and amounts expected to be available under our Secured Credit Facility will be sufficient.

AIRCRAFT PURCHASE COMMITMENTS

As of May 31, 2006, we had entered into agreements to purchase the following aircraft:

(in thousands)

Aircraft	Quantity	Purchase Price	Deposit Paid
Agusta AW139	4	$35,178	$600
Eurocopter AS350B-III	1	1,944	194
Bell 206L-IV	1	1,557	156
Bell 412EP	4	30,488	1,166

Total	10	$69,167	$2,116

Subject to finalization of financing or leasing arrangements, we expect to take delivery of two Agusta AW 139 helicopters, one Eurocopter AS350B-III helicopter and one Bell 412EP helicopter during fiscal year 2007.

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

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS - UNAUDITED
For the Three Months Ended May 31, 2006
(in thousands)

	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non-Wholly Owned Guarantor Subsidiary	Non Guarantors	Eliminations	Consolidated Total
Operating revenues	$—	$4,250	$197,158	$1,874	$2,191	$(10,665)	$194,808
Operating expenses	—	—	167,490	93	1,857	(5,081)	164,359
Selling, general and administrative expenses	17	9,214	17,626	—	912	(5,584)	22,185

Operating (loss) income	(17)	(4,964)	12,042	1,781	(578)	—	8,264

Interest income (expense)	119	7	(8,916)	—	(158)	—	(8,948)
Other non-operating income (expense), net	—	—	(9)	—	21	—	12

Income (loss) before minority interest, income taxes and equity in subsidiary earnings	102	(4,957)	3,117	1,781	(715)	—	(672)

Equity in earnings of subsidiaries	(877)	2,699	—	—	—	(1,822)	—

Income (loss) before minority interest and income taxes	(775)	(2,258)	3,117	1,781	(715)	(1,822)	(672)

Minority interest	—	(368)	—	—	—	—	(368)

Income (loss) before income taxes	(775)	(2,626)	3,117	1,781	(715)	(1,822)	(1,040)

Income tax benefit (expense)	(40)	1,963	(1,941)	—	283	—	265

Net Income (loss)	$(815)	$(663)	$1,176	$1,781	$(432)	$(1,822)	$(775)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS - UNAUDITED
For the Three Months Ended May 31, 2005
(in thousands)

	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non-Wholly Owned Guarantor Subsidiary	Non Guarantors	Eliminations	Consolidated Total
Operating revenues	$—	$3,750	$178,178	$1,846	$2,353	$(9,831)	$176,296
Operating expenses	—	—	145,563	93	1,365	(5,294)	141,727
Selling, general and administrative expenses	6	6,269	16,434	8	766	(4,886)	18,597

Operating (loss) income	(6)	(2,519)	16,181	1,745	222	349	15,972

Interest income (expense)	130	(2)	(9,423)	(68)	(10)	—	(9,373)
Other non-operating income (expense), net	—	—	559	—	(12)	—	547

Income (loss) before minority interest, income taxes and equity in subsidiary earnings	124	(2,521)	7,317	1,677	200	349	7,146

Equity in earnings of subsidiaries	3,880	5,546	—	—	—	(9,426)	—

Income (loss) before minority interest and income taxes	4,004	3,025	7,317	1,677	200	(9,077)	7,146

Minority interest	—	(334)	—	—	—	—	(334)

Income (loss) before income taxes	4,004	2,691	7,317	1,677	200	(9,077)	6,812

Income tax benefit (expense)	—	994	(3,718)	—	(84)	—	(2,808)

Net Income (loss)	$4,004	$3,685	$3,599	$1,677	$116	$(9,077)	$4,004

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET - UNAUDITED
At May 31, 2006
(in thousands)

	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non-Wholly Owned Guarantor Subsidiary	Non Guarantors	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,924	$448	$—	$68	$—	$4,440
Accounts receivable, net	—	6	71,471	639	976	—	73,092
Receivables from affiliates	1,512	272	1,381	—	281	—	3,446
Other current assets	18,520	1,978	28,444	—	5,391	—	54,333

Total current assets	20,032	6,180	101,744	639	6,716	—	135,311

Property and equipment, net	858	3,737	502,491	11,265	54,704	(1,226)	571,829
Notes receivable from affiliates	9,795	8,832	189	—	539	(8,832)	10,523
Investment in subsidiaries	227,366	290,521	—	—	—	(517,887)	—
Other assets including goodwill	—	9,215	23,874	—	5,658	—	38,747

Total Assets	$258,051	$318,485	$628,298	$11,904	$67,617	$(527,945)	$756,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$4,722	$82,555	$—	$1,921	$—	$89,198
Accrued liabilities	—	7,209	21,348	—	420	—	28,977
Payables to affiliates	—	—	47	—	10,580	(8,832)	1,795
Accrued interest	—	1,635	26	—	77	—	1,738
Current portion long-term debt	—	60,191	7,050	—	6,930	—	74,171

Total current liabilities	—	73,757	111,026	—	19,928	(8,832)	195,879

Long-term debt	59,978	15,758	110,169	—	33,262	—	219,167
Deferred rentals and other payables to affiliates	—	—	(3,940)	3,996	—	—	56
Deferred tax liabilities	(9,538)	(2,134)	141,030	—	1,896	—	131,254
Other liabilities	—	7,832	—	—	(7,832)	—	—

Total liabilities	50,440	95,213	358,285	3,996	47,254	(8,832)	546,356

Minority interest	—	2,443	—	—	—	—	2,443

Stockholders' equity	207,611	220,829	270,013	7,908	20,363	(519,113)	207,611

Total liabilities and stockholders' equity	$258,051	$318,485	$628,298	$11,904	$67,617	$(527,945)	$756,410

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
At February 28, 2006
(in thousands)

	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non-Wholly Owned Guarantor Subsidiary	Non Guarantors	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,132	$536	$—	$67	$—	$2,735
Accounts receivable, net	—	6	73,832	639	833	—	75,310
Receivables from affiliates	1,845	656	848	—	326	—	3,675
Other current assets	18,589	2,179	20,485	—	6,214	—	47,467

Total current assets	20,434	4,973	95,701	639	7,440	—	129,187

Property and equipment, net	1,193	3,818	486,100	11,358	52,359	(1,226)	553,602
Notes receivable from affiliates	11,233	8,607	227	—	642	(8,607)	12,102
Investment in subsidiaries	228,203	288,190	—	—	—	(516,393)	—
Other assets including goodwill	—	9,967	23,238	—	5,569	—	38,774

Total Assets	$261,063	$315,555	$605,266	$11,997	$66,010	$(526,226)	$733,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$5,423	$72,170	$—	$2,100	$—	$79,693
Accrued liabilities	—	6,629	17,392	—	243	—	24,264
Payables to affiliates	—	130	645	—	9,728	(8,607)	1,896
Accrued interest	—	7,990	158	—	2	—	8,150
Current portion long-term debt	—	6,517	2,393	—	5,704	—	14,614

Total current liabilities	—	26,689	92,758	—	17,777	(8,607)	128,617

Long-term debt	60,925	452,086	110,022	—	25,260	(386,616)	261,677
Deferred rentals and other payables to affiliates	—	—	(5,136)	5,195	—	—	59
Deferred tax liabilities	(9,578)	(171)	139,092	—	2,178	—	131,521
Other liabilities	—	(386,616)	—	—	—	386,616	—

Total liabilities	51,347	91,988	336,736	5,195	45,215	(8,607)	521,874

Minority interest	—	2,075	—	—	—	—	2,075

Stockholders' equity	209,716	221,492	268,530	6,802	20,795	(517,619)	209,716

Total liabilities and stockholders' equity	$261,063	$315,555	$605,266	$11,997	$66,010	$(526,226)	$733,665

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
For the Three Months Ended May 31, 2006
(in thousands)

	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non-Wholly Owned Guarantor Subsidiary	Non Guarantors	Eliminations	Consolidated Total

Net cash (used in) provided by operating activities	$509	$(8,545)	$28,996	$—	$1,193	$(2,556)	$19,597

Cash flows from investing activities:
Purchases or property, equipment, and overhauls	—	(21)	(33,237)	—	(2,641)	—	(35,899)
Proceeds from disposal of property and equipment	—	—	1,069	—	68	—	1,137
Notes receivable & other assets	1,438	(2,556)	(599)	—	(16)	2,556	823

Net cash provided by (used in) investing activities	1,438	(2,577)	(32,767)	—	(2,589)	2,556	(33,939)

Cash flows from financing activities:
Proceeds from long-term debt	—	11,634	6,908	—	1,536	—	20,078
Payments on long-term debt	—	(1,630)	(1,074)	—	(327)	—	(3,031)
Other financing sources	(1,947)	2,910	(2,151)	—	188	—	(1,000)

Net cash provided by (used in) financing activities	(1,947)	12,914	3,683	—	1,397	—	16,047

Net (decrease) increase in cash	—	1,792	(88)	—	1	—	1,705

Cash and cash equivalents, beginning of period	—	2,132	536	—	67	—	2,735

Cash and cash equivalents, end of period	$—	$3,924	$448	$—	$68	$—	$4,440

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
For the Three Months Ended May 31, 2005
(in thousands)

	Holdings (Parent)	Evergreen (Issuer)	100% Owned Guarantor Subsidiaries	Non-Wholly Owned Guarantor Subsidiary	Non Guarantors	Eliminations	Consolidated Total

Net cash (used in) provided by operating activities	$(46)	$(2,838)	$33,719	$1,352	$(859)	$(5,212)	$26,116

Cash flows from investing activities:
Purchases or property, equipment, and overhauls	—	(11)	(19,633)	—	(1,535)	—	(21,179)
Proceeds from disposal of property and equipment	—	—	538	—	—	—	538
Notes receivable & other assets	—	(2,867)	(1,276)	(17)	(375)	5,212	677

Net cash provided by (used in) investing activities	—	(2,878)	(20,371)	(17)	(1,910)	5,212	(19,964)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	—	—	355	—	355
Payments on long-term debt	—	(5,315)	(1,431)	(1,335)	—	—	(8,081)
Other financing sources	46	9,864	(12,275)	—	2,365	—	—

Net cash provided by (used in) financing activities	46	4,549	(13,706)	(1,335)	2,720	—	(7,726)

Net (decrease) increase in cash	—	(1,167)	(358)	—	(49)	—	(1,574)

Cash and cash equivalents, beginning of period	—	1,228	1,390	—	100	—	2,718

Cash and cash equivalents, end of period	$—	$61	$1,032	$—	$51	$—	$1,144

NOTE 14 — SUBSEQUENT EVENTS

Charitable Contribution

In June 2006, the Company made an additional $2.8 million charitable contribution to the Captain Michael King Smith Evergreen Aviation Educational Institute.

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. The risks and uncertainties to which our business is subject include, but are not limited to, those risks and uncertainties included under “Risk Factors Relating to the Company” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2006. Such risks and uncertainties include:

•	the financing agreements of Evergreen Aviation which include financial covenants that impose substantial restrictions upon us;
•	our access to additional financing;
•	volatility in aircraft values which may affect our ability to obtain financing secured by our aircraft;
•	the age of our aircraft fleet;
•	our dependence upon utilization of our Boeing 747 aircraft fleet to generate the majority of our flight revenue;
•	the price and availability of aircraft fuel;
•	our dependence upon revenue from the United States Air Force (“USAF”) Air Mobility Command and the United States Postal Service (U.S. Postal Service”); and
•	government regulation.

For further information regarding the risks and uncertainties associated with our business, please see the Company's other reports and filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

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

Business Segments

We conduct business in six major business segments through the following wholly-owned subsidiaries:

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

Trust Created February 28, 1986

Aviation also holds a beneficial interest in the Trust Created February 25, 1986 (the "Trust"). The Trust was created pursuant to the Trust Agreement, dated as of February 25, 1986, as amended and restated, among Evergreen International Aviation, Inc. (an assignee of Evergreen Holdings, Inc., as successor to B-747, Inc. and King Christian, Inc.) and Mr. Delford M. Smith, as Beneficiaries, and Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee. The Trust assets consist primarily of one Boeing 747 aircraft (the "Trust Boeing 747") and three McDonnell Douglas DC-9 ("DC-9") aircraft. Aviation holds a two-thirds beneficial interest in the Trust Boeing 747 and all of the beneficial interest in the DC-9 aircraft. The Trust leases these aircraft to Airlines.

Vintage

Holdings also owns all of the outstanding common stock of Evergreen Vintage Aircraft, Inc. ("Vintage"). Vintage's assets consist primarily of i) the 120,000 square foot Evergreen Aviation Museum Building and the 58,000 square foot Evergreen IMAX Theater that is currently under construction, which are both located on approximately 29.7 acres of land near our headquarters in McMinnville, Oregon (the "Evergreen Museum Land"), and ii) approximately 132 acres of other real property located around the Evergreen Museum Land. In addition to show-casing Howard Hughes' Spruce Goose, the Evergreen Aviation Museum Building houses and displays a unique collection of vintage aircraft, most of which are owned by Vintage. Vintage leases the Evergreen Aviation Museum Building and Evergreen Museum Land to The Captain Michael King Smith Evergreen Aviation Educational Institute, dba Evergreen Aviation Museum, an Oregon non-profit corporation.

Controlling Shareholder and Related Parties

Mr. Delford M. Smith, our founder and the chairman of our board of directors, owns, either directly or indirectly, 79.1% of the outstanding shares of Holdings common stock, and has control, either directly or indirectly, over 87.4% of the outstanding shares of Holdings common stock. In addition, Mr. Smith owns or controls other entities, or does business under other trade names, including, but not limited to, the following:

•	Ventures Acquisition Company LLC ("Ventures Acquisition Company");
•	Ventures Holdings, Inc. ("Ventures Holdings");
•	DMS Properties; and
•	Greenpatch Farms.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 supersedes Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statements applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless this would be impracticable. This statement also requires that if an entity changes its method of depreciation, amortization or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement became effective in fiscal year 2007. We are evaluating SFAS No. 154 but do not expect the adoption of this statement to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In April 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies that an entity is required to record a liability in financial statements for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The “conditional asset retirement obligation” terminology used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. This interpretation was adopted by us in fiscal year 2006. The adoption of this statement did not have an effect on our consolidated financial position, results of operations or cash flows.

Available Information

General information about us can be found at www.evergreenaviation.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current reports on Form 8-K and amendments to those reports are available free of charge on our website at www.evergreenaviation.com/invr.html as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information on our website is not incorporated into this Form 10-Q or our other securities filings and is not a part of such filings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2006
AS COMPARED TO THE THREE MONTHS ENDED MAY 31, 2005

The following table sets forth the results of operations with respect to our consolidated reportable segments for the three months ended May 31, 2006 and 2005.

(in millions, UNAUDITED)	Three Months Ended May 31,
	2006	2005	Change
Operating revenues:
Flight revenue	$145.6	$118.5	$27.1
Sales of aircraft, parts, and other property and equipment	4.7	3.8	0.9
Sales of aircraft to affiliates	—	7.4	(7.4)
Ground handling and logistics services revenue	31.1	29.8	1.3
Support Services and other revenue	13.4	16.8	(3.4)

Total operating revenues	194.8	176.3	18.5

Operating expenses:
Flight costs	24.1	19.4	4.7
Fuel	58.8	39.7	19.1
Maintenance	19.7	17.9	1.8
Aircraft and equipment	16.5	12.4	4.1
Cost of sales of aircraft, parts, and other property and equipment	2.5	1.5	1.0
Cost of sales of aircraft to affiliates	—	7.4	(7.4)
Cost of ground handling and logistics services	25.9	24.8	1.1
Cost of support services and other support costs	16.8	18.6	(1.8)
Selling, general and administrative expense	22.2	18.6	3.6

Total operating expenses	186.5	160.3	26.2

Income from operations	8.3	16.0	(7.7)

Non-operating income (expense):
Interest expense	(9.0)	(9.4)	0.4
Other non-operating income (expense), net	—	0.5	(0.5)

(Loss) income before minority interest and income taxes	(0.7)	7.1	(7.8)

Minority interest	(0.4)	(0.3)	(0.1)

(Loss) income before income taxes	(1.1)	6.8	(7.9)

Income tax benefit (expense)	0.3	(2.8)	3.1

Net (loss) income	$(0.8)	$4.0	$(4.8)

We recorded a net loss of $0.8 million for the three months ended May 31, 2006, as compared to net income of $4.0 million during the three months ended May 31, 2005.

Operating Revenue

Total operating revenues for the three months ended May 31, 2006 were $194.8 million, which was an $18.5 million, or 10.5% increase from total operating revenues of $176.3 million for the three months ended May 31, 2005.

Flight Revenue— Flight revenue accounted for $145.6 million, or approximately 74.7% of our total operating revenue during the three months ended May 31, 2006. Compared to the three months ended May 31, 2005, we experienced a $27.1 million or 22.9% increase in our flight revenue.

•  Airlines - During the three months ended May 31, 2006, Airlines generated $131.4 million of flight revenue, as compared to $105.0 million during the three months ended May 31, 2005, resulting in a $26.4 million increase. The increase was primarily attributable to increased revenues from both USAF Air Mobility Command contracts and commercial flight activity.

USAF Air Mobility Command Contracts - Flight revenue earned by Airlines under USAF Air Mobility Command contracts increased by $16.7 million during the three months ended May 31, 2006, as compared to the three months ended May 31, 2005. Approximately $0.4 million of the increase is attributable to increased flight activity during the current fiscal year. The remaining $16.3 million increase is primarily attributable to increases in contract rates for pegged fuel price adjustments. The increased revenues from fuel price adjustments are offset by increased costs in our fuel expense. See "Fuel -Airlines" below.

Commercial Contracts - During the three months ended May 31, 2006, flight revenue from our commercial customers increased by $9.7 million, as compared to the three months ended May 31, 2005. Approximately $6.2 million of the increase was attributable to increased flight activity in our Boeing 747 fleet for commercial flights out of Asia, while the remaining $3.5 million increase was attributable to higher contract rates. The increase in contract rates was attributable to i) higher negotiated rates on new and renewing contracts and ii) increases in contract rates for pegged fuel price adjustments. The increased revenues from fuel price adjustments are offset by increased costs in our fuel expense. See "Fuel -Airlines" below.

•  Helicopters - During the three months ended May 31, 2006, Helicopters generated $14.1 million of flight revenue as compared to $13.4 million during the three months ended May 31, 2005, resulting in a $0.7 million increase in revenue. This increase in flight revenue was primarily due to i) a $1.6 million increase in air ambulance operations, ii) a $2.1 million increase as a result of new long-term contracts in the Gulf of Mexico and iii) a $1.0 million increase earned from continuing contracts obtained during mid FY06. The increases in revenues discussed above were offset primarily by i) a $2.0 million reduction in heavy-lift activity revenue and ii) a $2.0 million reduction in oil support revenue and other small flight operations contracts revenue.

Sales of Aircraft, Parts, and Other Property and Equipment— Revenue from sales of aircraft, parts, and other property and equipment was $4.7 million during the three months ended May 31, 2006, as compared to $3.8 million during the three months ended May 31, 2005, resulting in a $0.9 million, or 23.7%, increase in sales revenue. The increase is primarily due to i) an $0.8 million sale of two Bell 206B Jet Ranger rotor-wing aircraft, ii) a $1.5 million increase in sales of part-out sales and iii) a $0.1 million sale of farm equipment. These increases were primarily offset by a $1.5 million decrease in sales of aircraft hulls, engines and engine parts in our Air Center segment.

Sales of Aircraft to Affiliates — During the three months ended May 31, 2006, EASL did not have any sales of aircraft to affiliates. During the three months ended May 31, 2005, EASL sold the Puma Aircraft and the Sikorsky CH-54 aircraft to Ventures Acquisition Company for $7.4 million which was the same as EASL’s inventory cost for these aircraft, thus EASL did not recognize any profit from these sales.

Ground Handling and Logistics Services Revenue — Our EAGLE segment generated $31.1 million of revenue from ground handling and logistics services during the three months ended May 31, 2006, as compared $29.8 million of revenue during the three months ended May 31, 2005, resulting in a $1.3 million, or 4.4%, increase in revenue.

United States Postal Service - EAGLE’s revenue from contracts with the U.S. Postal Service had a net increase of $2.7 million related to volume increases of our shared network (“SNET”) contracts and new inter-island contracts.

Commercial Customers - The elimination of customer contracts that did not meet EAGLE’s profit requirements with its domestic and international commercial customers accounted for a $1.4 million decrease in revenue.

Support Services and Other Revenue — Support services and other revenue was $13.4 million during the three months ended May 31, 2006, as compared to $16.8 million during the three months ended May 31, 2005, resulting in a $3.4 million, or 20.2%, decrease in revenue.

•  Air Center - An overrun in the work performed on fixed-price contracts on heavy aircraft maintenance and line maintenance services provided by the Air Center to third parties resulted in a $2.7 million decrease in support services revenue.

•  Airlines - A decrease in the volume of air and ground transportation logistics services provided to third parties by a division of our Airlines segment resulted in a $0.3 million decrease in support services revenue.

•  Helicopters - A $0.1 million decrease in support services revenue was primarily attributed to decreased third party maintenance facility revenues.

•  Agriculture - A decrease of $0.3 million in support services and other revenue was primarily due to lower nursery and crop sales.

Operating Expenses

Total operating expenses during the three months ended May 31, 2006 were $186.5 million, which was a $26.2 million, or 16.3%, increase from $160.3 million of expense during the three months ended May 31, 2005.

Flight Costs — Flight costs were $24.1 million during the three months ended May 31, 2006, as compared to $19.4 million during the three months ended May 31, 2005, resulting in a $4.7 million, or 24.2%, increase in expense.

•  Airlines - Flight costs for Airlines increased by $4.3 million, primarily as a result of i) a $1.6 million increase in commissions paid on USAF Air Mobility Command contracts and ii) a $2.7 million increase in crew costs, travel and overfly charges that resulted from increased flight activity.

•  Helicopters - Flight costs for Helicopters increased by $0.4 million, primarily due to the additional crew costs, training costs and travel expenses associated with an increase in the number of helicopter contracts for current fiscal year as compared to the prior fiscal year.

Fuel — Fuel expense was $58.8 million during the three months ended May 31, 2006, as compared to $39.7 million during the three months ended May 31, 2005, resulting in a $19.1 million, or 48.1%, increase in fuel expense.

•  Airlines - Airlines' fuel expense increased by $18.9 million. Approximately $17.7 million of the increase in fuel expense was attributable to sharply rising prices for aviation fuel within the commercial flight sector. An additional $1.2 million increase in fuel expense was attributable to an increase in the number of block hours flown by our aircraft under USAF Air Mobility Command and commercial contracts.

•  Helicopters - A $0.2 million increase in Helicopters' fuel expense was primarily attributable to sharply rising prices for aviation fuel.

Maintenance— Aircraft maintenance expense was $19.7 million during the three months ended May 31, 2006, as compared to $17.9 million during the three months ended May 31, 2005, resulting in a $1.8 million, or 10.1%, increase in expense.

•  Airlines - Maintenance expenses for our Airlines segment increased by approximately $1.0 million. The increase was primarily attributable maintenance expense for our Boeing 747 fleet due to increased utilization during the current fiscal year.

•  Helicopters - Maintenance expense for Helicopters' aircraft increased by approximately $0.8 million. The increase in maintenance was primarily attributable to an increase in start-up and configuration costs incurred during the current fiscal year as compared to the prior fiscal year.

Aircraft and Equipment Expense — Aircraft and equipment expense was $16.5 million during the three months ended May 31, 2006, as compared to $12.4 million during the three months ended May 31, 2005, resulting in a $4.1 million, or 33.1%, increase in expense.

•  Airlines - Aircraft and equipment expense for our Airlines segment increased by $1.9 million during the three months ended May 31, 2006, as compared to the three months ended May 31, 2005. The increase in expense was primarily attributable to: i) a $2.1 million increase in rental expense due to the new aircraft leases for the two VAC Boeing 747 Aircraft (see "Lease Transactions" in "Note 11 - Related Party Transactions" in Item 1 of this quarterly report), as partially offset by a decrease in leased engine expense, and ii) a $0.6 million increase in depreciation expense. These increases in expense were partially offset by a $0.8 million decrease in rental expense due to the return of two leased DC-9 aircraft in the prior fiscal year.

•  Helicopters - A $2.2 million increase in aircraft and equipment expense for our Helicopters segment was primarily attributable to an increase in helicopter lease expenses. During the prior fiscal year, Helicopters increased the number of aircraft in its leased aircraft fleet in order to service its long-term commercial contracts. Most of these aircraft are being leased for three-year terms.

Cost of Sales of Aircraft, Parts, and Other Property and Equipment— Cost of sales of aircraft, parts, and other property and equipment was $2.5 million during the three months ended May 31, 2006, as compared to $1.5 million during the three months ended May 31, 2005, resulting in a $1.0 million, or 66.7%, increase in cost of sales. The $1.0 million increase in cost of sales is primarily attributable to increased sales of aircraft and engine part-outs in our EASL segment and costs associated with the sale of two Bell 206B Jet Ranger aircraft by our Helicopters segment.

Cost of Sales of Aircraft to Affiliates — During the three months ended May 31, 2006, EASL did not have any sales of aircraft to affiliates. During the three months ended May 31, 2005, EASL sold the Puma Aircraft and the Sikorsky CH-54 aircraft to Ventures Acquisition Company for $7.4 million which was the same as EASL’s inventory cost for these aircraft, thus EASL did not recognize any profit from these sales.

Cost of Ground Handling and Logistics Services — Cost of ground handling and logistics services was $25.9 million during the three months ended May 31, 2006, as compared to $24.8 million during the three months ended May 31, 2005, resulting in a $1.1 million, or 4.4%, increase in expense. The increase was primarily attributable to increases in outside services and equipment expense due to an increased volume of services provided by EAGLE to its customers.

Cost of Support Services and Other Support Costs— Cost of support services and other revenue was $16.8 million during the three months ended May 31, 2006, as compared to $18.6 million during the three months ended May 31, 2005, resulting in a $1.8 million, or 9.7%, decrease in support costs. Support costs changed in the following areas:

•  Airlines - An increase of $0.4 million in support costs was attributable to increased landing fees and ground handling expenses, while a $0.3 million decrease in support costs was attributable to a decreased volume of air and ground transportation logistics services provided to third parties by a division of our Airlines segment;

•  Air Center - A decrease of approximately $2.1 million was attributable to a reduction in support costs for providing heavy aircraft maintenance and line maintenance services;

•  Helicopters - A decrease of approximately $0.3 million was attributable to an effort by the fixed base operations and maintenance facility to reduce support costs to remain profitable; and

•  Agriculture - An increase of approximately $0.5 million was attributable to the write off of nursery materials and crops during the fiscal year 2007 as compared to no write off during fiscal year 2006.

Selling, General, and Administrative— Total selling, general, and administrative expense during the three months ended May 31, 2006 was $22.2 million, as compared to $18.6 million during the three months ended May 31, 2005, resulting in a $3.6 million, or 19.4% increase in expense. The increase was primarily attributable to increases in payroll, travel, and legal and consulting services and a $1.2 million charitable contribution to the Captain Michael King Smith Evergreen Aviation Educational Institute.

Interest Expense

Interest expense during the three months ended May 31, 2006 was $9.0 million, which was a $0.4 million, or 4.3%, decrease from $9.4 million during the three months ended May 31, 2005. A decrease in interest expense due to reductions of our outstanding debt balances was partially offset by an increase in interest expense due to higher interest rates being charged by our lenders.

Other Non-Operating Expense and Income

During the three months ended May 31, 2006, we recognized no other non-operating income, which was a $0.5 million, or 100.0%, decrease from $0.5 million of other non-operating income during the three months ended May 31, 2005. The decrease was primarily attributable to foreign currency exchange gains recognized during the prior fiscal period.

Income Tax Expense

Our income tax benefit for the three months ended May 31, 2006 was $0.3 million, as compared to income tax expense of $2.8 million for the three months ended May 31, 2005, resulting in a $3.1 million decrease in expense. The decrease in income tax expense was attributable to a $7.9 million decrease in pre-tax income for the three months ended May 31, 2006, as compared to the three months ended May 31, 2005. The income tax benefit for the three months ended May 31, 2006 and the income tax expense for the three months ended May 31, 2005 were both computed at the statutory rate of 34.0%, respectively, for federal tax and a blended rate of approximately 4.13% for state taxes.

The following table sets forth the calculation of our income tax benefit (expense) for the three months ended May 31, 2006 and 2005:

	Three Months Ended May 31,
(in thousands)	2006	2005

(Loss) income before income taxes	$(672)	$6,812

Combined federal and state tax rates	38.13%	38.13%

"Expected" income tax benefit (expense)	256	(2,597)

Other adjustments	9	(211)

Income tax benefit (expense)	$265	$(2,808)

LIQUIDITY

At May 31, 2006, we had cash and cash equivalents of $4.4 million, as compared to cash and cash equivalents of $2.7 million at February 28, 2006.

Cash Flows from Operating Activities

During the three months ended May 31, 2006, we generated $19.6 million of cash from our operating activities, as compared to $26.1 million of cash generated from operating activities during the three months ended May 31, 2005.

During the Three Months Ended May 31, 2006 — Non-cash depreciation and amortization expenses of $17.1 million, a $2.2 million decrease in accounts receivable, a $0.2 million decrease in receivables from affiliates and a $7.8 million increase in accounts payable and accrued liabilities accounted for most of our positive cash flow from operating activities during the three months ended May 31, 2006.

The positive cash flow from operating activities was partially reduced as a result of our $0.8 million net loss for the three months ended May 31, 2006, a $5.8 million increase in inventories, a $1.0 million increase in prepaid expenses and short-term notes receivable, and a $0.3 million decrease in income taxes payable.

During the Three Months Ended May 31, 2005 — Net income of $4.0 million, non-cash depreciation and amortization expense of $16.8 million, an $8.1 million decrease in inventories, a $2.9 million increase in accounts payable and a $2.8 million increase in deferred income taxes accounted for most of our positive cash flow from operating activities during the three months ended May 31, 2005. Non-cash minority interest expense and an increase in income taxes payable also increased cash flow by approximately $0.5 million.

The positive cash flow from operating activities was partially reduced as a result of a $7.7 million increase in outstanding accounts receivable balances and $1.0 million of increases in prepaid assets and receivables from affiliates.

Cash Flows from Investing Activities

During the three months ended May 31, 2006, we used $33.9 million of cash for investing activities, as compared to a use of $20.0 million of cash during the three months ended May 31, 2005.

During the Three Months Ended May 31, 2006 — Purchases of aircraft parts and airframes, scheduled overhauls of engines, and upgrades and enhancements for our aircraft resulted in a $35.9 million use of cash for capital expenditures. An increase in deposits on equipment purchases and equipment leases of $0.8 million also accounts for additional uses of cash. These uses of cash were partially offset by i) $1.1 million of cash received from the disposal of property and equipment and ii) $1.6 million of cash received as payments on notes receivable from affiliates.

As of the date of this report, we have agreements to purchase ten helicopters. The total commitment for the purchase of these aircraft is $69.2 million, of which $2.1 million in deposits have already been paid. We expect to finance the purchase of these aircraft primarily through third-party financing. See "Table of Contractual Obligations" below.

During the Three Months Ended May 31, 2005 — Purchases of aircraft parts and airframes, scheduled overhauls of engines and upgrades and enhancements for our aircraft resulted in a $21.2 million use of cash for capital expenditures. We also used approximately $1.4 million of cash for payment of deposits on aircraft purchase agreements and other non-fixed assets. An increase in non-current agricultural products also accounted for an approximate $0.5 million use of cash.

The uses of cash were partially offset by i) $2.4 million of cash received on notes receivable from affiliates, ii) $0.5 million of cash received from the disposal of property and equipment and iii) approximately $0.2 million of payments received on notes receivable.

Cash Flows from Financing Activities

During the three months ended May 31, 2006, we generated $16.0 million of cash in financing activities, as compared to a use of $7.7 million of cash during the three months ended May 31, 2005.

During the Three Months Ended May 31, 2006 — During the three months ended May 31, 2006, we received approximately $20.1 million of cash proceeds from long-term financing, and used approximately $1.6 million of cash for payments on our Secured Credit Facility, $1.4 million of cash for payments on various equipment purchase notes, and $1.0 million to retire common stock.

During the Three Months Ended May 31, 2005 — In comparison, during the three months ended May 31, 2005, we received approximately $0.4 million of cash proceeds from long-term financing and used approximately $8.1 million of cash for payments on our Secured Credit Facility and various equipment purchase notes.

CAPITAL RESOURCES

At May 31, 2006, our total long-term debt balance was $293.3 million, which was a $17.0 million increase from our long-term debt balance of $276.3 million at February 28, 2006. Our long-term debt is comprised of $215.0 million outstanding balance on the Indenture Notes, a $60.2 million outstanding balance on the Secured Credit Facility and outstanding balances of approximately $18.1 million on various equipment purchase notes.

As of May 31, 2006, our availability under the Secured Credit Facility was $22.2 million. See “Note 4 - Long-Term Debt Obligations” in Item 1 of this Quarterly Report on Form 10-Q for a description of our long-term debt obligations and resources.

Risk of Default on Debt Obligations

Substantially all of our assets are pledged as collateral under the Company’s various debt agreements. Furthermore, the Indenture Notes and the Secured Credit Facility both contain cross-default provisions whereby an event default under one or more debt obligations of either Aviation or its restricted subsidiaries would also result in an event of default under either, or both, the Indenture Notes and the Secured Credit Facility. In the event that we are unable to cure such defaults or obtain waivers with respect to such defaults, we are at risk that our payment obligations under either, or both, the Indenture Notes and the Secured Credit Facility will be accelerated, thereby forcing us to either obtain alternative financing or seek legal protection from our creditors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Table of Contractual Obligations

The following table summarizes our contractual obligations at May 31, 2006:

Contractual Obligations
(in millions)

	Payments Due by End of Fiscal Year
	2007	2008	2009	2010	2011	After 2011	Total

Long-term debt obligations including current maturities and capital leases	$18.1	$57.6	$1.3	$215.5	$0.4	$0.4	$293.3
Operating lease obligations (1)	21.7	25.6	13.1	3.9	1.0	11.2	76.5
Purchase obligations (2)	26.9	40.2					67.1
Other obligations (3)	2.3	3.0	3.0	3.0	3.0	3.7	18.0

Totals	$69.0	$126.4	$17.4	$222.4	$4.4	$15.3	$454.9

(1)	Total operating lease obligations of $76.5 million includes $36.1 million of lease obligations to entities owned by, or controlled by Mr. Smith, the Company’s controlling shareholder.

(2)
Purchase obligations consist of the purchase prices of $9.8 million for one Agusta AW139 helicopter, $25.4 million for three Agusta AW139 helicopters, $1.9 million for one Eurocopter AS350B-III helicopter, $1.6 million for one Bell 206 L-4 helicopter and $30.5 million for four Bell 412EP helicopters, less deposits paid of $2.1 million.

(3)	Other obligations consist primarily of the annual salary and bonus to be paid to Mr. Smith pursuant to the Delford M. Smith Employment Agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of May 31, 2006, we had fixed rate debt of $218.8 million and variable rate debt of $74.5 million. Based on the outstanding balances at May 31, 2006, each 1% increase or decrease in the interest rate of our variable rate debt would increase or decrease our annual interest expense by approximately $0.7 million. A 1% increase in interest rates would decrease the fair market value of our Indenture Notes by approximately $2.2 million. We have not entered into any obligations for trading purposes.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As a result of our need to restate our financial statements for the fiscal year ended February 29, 2004, we retained a certified public accounting firm (the "Internal Audit Consultants") to provide certain internal audit services. The Internal Audit Consultants assisted us during the audits of our financial statements for fiscal years 2006 and 2005 and the period covered by this report, and have performed analyses of major accounts included in our financial statements. Although we were not able to file our Annual Report on Form 10-K for the fiscal year ended February 28, 2005 on the original due date, we believe that initiating the internal audit function has improved our effectiveness in recording, processing, summarizing, and reporting financial information. We believe that the enhancements implemented by the internal audit function have positively affected both our internal control over financial responsibility and our ability to provide accurate and timely financial statements.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is currently involved in certain legal proceedings as discussed in “Note 12 - Contingencies and Commitments - Legal Proceedings” in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2006, which would materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A list of exhibits that are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q are sent forth below.

Exhibit No.	Description of Document

10.1	*
Amendment Number One to Intercreditor Agreement by and between Law Debenture Trust Company of New York, as successor to JP Morgan Trust Company, National Association and Bank One, National Association, a national banking association, not in its individual capacity but solely as trustee under the Junior Agreement, as collateral agent for itself and the holders of the Senior Secured Notes, and Wells Fargo Foothill, Inc., a California corporation, as the arranger and administrative agent for the Senior Lenders, dated as of May 15, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN HOLDINGS, INC.
(Registrant)

Date: July 14, 2006	/s/ Timothy G. Wahlberg
Timothy G. Wahlberg Director and President (principal executive officer)

Date: July 14, 2006	/s/ John A. Irwin
John A. Irwin Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)